Form 10QSB
period 2006-02-28
OCTILLION CORP
filed 2006-04-13
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2006

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

OCTILLION CORP. AND SUBSIDIARY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-127953

(Commission File Number)

59-3509694

(I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 123, Vancouver, British Columbia, V6J 1G1

(Address of principal executive offices)

(604) 736-9109

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of April 4, 2006, there were 14,708,200 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARY

FORM 10-QSB, QUARTER ENDED FEBRUARY 28, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three Months and Six Months Ended February 28, 2006 and 2005,

and For the Period from Inception (May 5, 1998) to February 28, 2006

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to February 28, 2006

Interim Unaudited Consolidated Statements of Cash Flows

7

For the Six Months Ended February 28, 2006 and 2005, and For the Period

from Inception (May 5, 1998) to February 28, 2006

Notes to Interim Unaudited Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis or Plan of Operation

11

Item 3.  Controls and Procedures

23

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

24

Item 4. Submission of Matters to a Vote of Security Holders

24

Item 5. Other Information

24

Item 6. Exhibits and Reports on Form 8-K

24

Signatures

25

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2006 AND AUGUST 31, 2005
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	February 28,	August 31,
	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$23,806	$27,708

Equipment (Note 6)	302	468

Total Assets	$24,108	$28,176

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$70,176	$32,992
Accounts payable - related party (Note 5)	30,000	30,000
Promissory note payable - related party (Note 5)	150,000	100,000

Total Liabilities	250,176	162,992

Stockholders' Deficiency
Authorized:
100,000,000 common shares, with par value of $0.001 per share
1,000,000 preferred shares, with par value of $0.10 per share
Issued: 13,708,200 common shares	13,708	13,708
Additional paid-in capital	242,624	242,624
Deficit accumulated during the development stage	(482,400)	(391,148)
Total Stockholders' Deficiency	(226,068)	(134,816)

Total Liabilities and Stockholders' Deficiency	$24,108	$28,176

Nature and continuance of operations - Note 1
Commitments - Note 4

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2006
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Cumulative
	May 5, 1998	Three months ended		Six months ended
	(inception) to	February 28,	February 28,	February 28,	February 28,
	February 28, 2006	2006	2005	2006	2005

Expenses
Foreign exchange loss	2,653	465	(4)	658	292
Management fees - related party	203,074	-	-	-	-
Option fee	2,000	-	-	-	-
Professional fees	126,819	33,813	50	52,171	767
Research and development (Note 4)	76,460	26,460	-	26,460	-
Travel and entertainment	38,575	-	-	3,140	-
Other operating expenses	33,725	4,850	1,953	9,105	3,764
Loss from operations	483,306	65,588	1,999	91,534	4,823

Other income
Interest	906	133	14	282	17

Net loss for the period	$(482,400)	$(65,455)	$(1,985)	$ (91,252)	$(4,806)

Loss per share:
Basic and diluted		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted		13,708,200	13,708,200	13,708,200	13,708,200

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2006
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)
						Deficit accumulated
	Preferred Stock		Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	development stage	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.001 per share	-	$-	3,000,000	$3,000	$-	$-	$3,000

Unrestricted common stock sales
to third parties at $0.40 per share	-	-	375,000	375	149,625	-	150,000

Net loss for the period	-	-	-	-	-	(12,326)	(12,326)

Balance, August 31, 1998	-	-	3,375,000	3,375	149,625	(12,326)	140,674

Net loss for the year	-	-	-	-	-	(77,946)	(77,946)

Balance, August 31, 1999	-	-	3,375,000	3,375	149,625	(90,272)	62,728

Net loss for the year	-	-	-	-	-	(12,446)	(12,446)

Balance, August 31, 2000	-	-	3,375,000	3,375	149,625	(102,718)	50,282

Net loss for the year	-	-	-	-	-	(12,904)	(12,904)

Balance, August 31, 2001	-	-	3,375,000	3,375	149,625	(115,622)	37,378

Net loss for the year	-	-	-	-	-	(54,935)	(54,935)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2006
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Preferred Stock		Common Stock		Additional	Deficit accumulated during the	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	development stage	equity (deficiency)
Balance, August 31, 2002	-	-	-	-	-	-	-

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.01 per share
on December 19, 2002	-	-	8,000,000	8,000	72,000	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.01 per share
on March 18, 2003	-	-	2,333,200	2,333	20,999	-	23,332

Net loss for the year	-	-	-	-	-	(97,662)	(97,662)

Balance, August 31, 2003	-	-	10,333,200	10,333	92,999	(97,662)	5,670

Net loss for the year	-	-	-	-	-	(19,787)	(19,787)

Balance, August 31, 2004	-	-	10,333,200	10,333	92,999	(117,449)	(14,117)

Net loss for the year	-	-	-	-	-	(103,142)	(103,142)

Balance, August 31, 2005	-	-	10,333,200	10,333	92,999	(220,591)	(117,259)

Net loss for the period	-	-	-	-	-	-	-

Balance, February 28, 2006	-	-	10,333,200	$ 10,333	$92,999	$ (220,591)	$ (117,259)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2006
(Expressed in US Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Cumulative	Six months	Six months
	May 5, 1998	Ended	Ended
	(inception) to	February 28,	February 28,
	February 28, 2006	2006	2005

Cash flows used in operating activities
Net loss for the period	$(482,400)	$(91,252)	$(4,806)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	2,357	166	170
- common stock issued for services	3,000	-	-
- common stock issued for settlement of management fees	103,332	-	-
Changes in non-cash working capital items:
- increase (decrease) in accounts payable and accrued liabilities	70,176	37,184	100
- increase in accounts payable - related party	30,000	-	-
Net cash used in operating activities	(273,535)	(53,902)	(4,536)

Cash flows from investing activities
Purchase of equipment	(2,659)	-	-
Net cash used in investing activities	(2,659)	-	-

Cash flows from financing activities
Proceeds from the issuance of common stock	150,000	-	-
Repayment of promissory note	(5,000)	-	-
Proceeds from promissory notes	155,000	50,000	5,000
Net cash provided by financing activities	300,000	50,000	5,000

Increase (decrease) in cash and cash equivalents	23,806	(3,902)	464

Cash and cash equivalents - beginning of period	-	27,708	3,826

Cash and cash equivalents - end of period	$23,806	$23,806	$4,290

Supplemental cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006

(Expressed in U.S. dollars)

Note 1 – Basis of Presentation - Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998, with an authorized capital stock of 100,000,000 shares of common stock, each with a par value of $0.001, and 1,000,000 shares of preferred stock, each with a par value of $0.10.

The Company is a development stage start-up biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration. The Company has not generated any revenues and has incurred losses of $482,400 since inception and has minimal assets. The Company has incurred a loss of $91,252 during the six months ended February 28, 2006, and has a working capital deficiency of $226,370 as at February 28, 2006. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

To meet these objectives, the Company completed a private placement for $500,000 (Note 7) and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2006, and the results of operations and cash flows for the six months ended February 28, 2006, and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2005 Annual Report on Form SB-2.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements should be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2005 Annual Report on Form SB-2.

Note 3 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at February 28, 2006:

	Three months ended		Six months ended
	February 28,		February 28,
	2006	2005	2006	2005
Numerator - net loss available to common
stockholders	$(65,455)	$(1,985)	$(91,252)	$(4,806)

Denominator - weighted average number of common shares outstanding	13,708,200	13,708,200	13,708,200	13,708,200

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Note 4 - Option interest

On April 29, 2005, an Option Agreement (the “Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company’s wholly-owned subsidiary, MicroChannel, pursuant to which the Company has acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. The Agreement has been amended to change the payment due dates on October 13, 2005. The consideration payable can be summarized as follows:

•

payment of $2,000 (paid) in option fees upon execution of the Agreement;

•

provide $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve Regeneration” with $50,000 (paid) due within 90 days of execution of the Agreement and four equal installments of $26,460 each due by January 31, 2006, April 30, 2006, July 31, 2006 and October 31, 2006;

•

contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.

As of February 28, 2006, the Company has paid $76,460 to support the research project.

Note 5 – Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the quarter ended February 28, 2006 and 2005, the current president and directors provided services, which were not significant to the Company for no compensation.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable – related party is two promissory notes of $100,000 and $50,000 payable to a former director and shareholder of the Company. The amounts bears interest at 8.75% per annum, unsecured and is due on April 27, 2006 and April 23, 2006 respectively. As of February 28, 2006, an interest payable of $7,827 is accrued and is included in accounts payable.

There were 10,333,200 restricted shares held by the current president and directors of the Company as of February 28, 2006. The restricted shares are subject to Rule 144 as promulgated under the Securities Act.

Note 6 – Property and Equipment

	February 28,	August 31,
	2006	2005

Computer equipment	$1,500	$1,500
Office equipment	1,159	1,159
	2,659	2,659
Less: accumulated depreciation	(2,357)	(2,191)
	$302	$468

Depreciation expense for the three-month and six-month periods ended February 28, 2006 was $83 (2005: $87) and $166 (2005: $170) and for the period from inception (May 5, 1998) to February 28, 2006 was $2,357.

Note 7 – Subsequent Event

On March 17, 2006, the Company had completed a non-brokered private placement of 1,000,000 units at $0.50 per unit for $500,000. Each unit consists of one share of common stock, one Class A non-redeemable warrant to purchase a share of common stock at $0.50 per share for a period of 24 months from the date of issuance, and one Class B non-redeemable warrant to purchase a share of common stock at $0.55 per share for a period of 36 months from the date of issuance.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending February 28, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

Octillion Corp., (“Octillion” or the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.,” with an authorized capital stock of 100,000,000 shares of common stock, each with a par value of $.001, and 1,000,000 shares of preferred stock, each with a par value of $0.10. Presently, 14,708,200 common shares are issued and outstanding; there are no preferred shares issued and outstanding.

Octillion Corp., together with its wholly owned subsidiary, Microchannel Technologies Corporation,, is a development stage start-up biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration.

Peripheral nerve damage, as a result of a penetrating trauma (by way of accidents, fractures, lacerations, etc.) or an iatrogenic injury (e.g. unintended consequence of prostatectomy surgery) often leads to debilitating pain, and to the inability to move muscles or feel normal sensations. Peripheral neuropathy, a general term referring to disorders of peripheral nerves that reportedly affects at least 20 million people in the United States. Peripheral neuropathy can be caused by nerve compression, entrapment, laceration, exposure to toxins and even certain types of diseases. For example, individuals with diabetes can, over time, have damage to nerves throughout the body, which may lead to numbness, pain and weakness in the hands, arms, feet, and legs. An estimated 50 percent of those with diabetes have some form of neuropathy. In fact, more than half of all lower limb amputations in the United States occur in people with diabetes, about 86,000 amputations per year.

Optic nerve damage is often a result of traumatic injury and or retinal disorders. Many retinal disorders, such as diabetic retinopathy and age-related macular degeneration (AMD), are accompanied by damage to the retinal ganglion cells, a hallmark of many ophthalmic diseases, disrupting the transmission of signals from the optic nerve to the brain, resulting in loss of sight. Diabetes mellitus is reportedly the leading cause of loss of vision in Americans of working age (20-60 years old) and AMD is the leading cause of loss of vision in Americans over 60 years old.

Current surgical techniques for repairing damaged nerves have yielded only moderate success to date. Similarly, use of bioartificial nerve grafts and other experimental technologies have had limited success and applicability. The failure of current biomedical technologies and surgical techniques to adequately repair peripheral and optic nerve damage, has created, in our view, a significant market opportunity for technologies or products, that may restore full (or substantially full) nerve functionality in the event of nerve damage.

Through our arrangement with Iowa State University, we plan to fund various in vitro and in vivo (animal) studies using commercially available neural stem cell lines, which can differentiate preferentially to neurons and astrocytes (cells in the central nervous system).  Our goal, subject to successful basic research outcomes and, ultimately, to appropriate regulatory approvals, is the development of commercially viable, clinically and medically approved, biodegradable micropatterned conduits useful in the surgical repair of damaged peripheral and optic nerves.

At present, the Company does not currently have commercial products intended to diagnose, treat, cure or prevent any disease.  The statements contained in the Form 10-QSB regarding our on going research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration.  There can be no assurance that further research and development, and/or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies.

Option Agreement

On April 29, 2005, our wholly owned subsidiary, MicroChannel Technologies Corporation, entered into the Option Agreement with ISURF, which was subsequently amended on October 13, 2005, to acquire a license from ISURF to market the ISURF nerve regeneration technology in the field of nerve regeneration on a worldwide basis. The option period extends from April 29, 2005, to two months after completion of research funding.  During our option period, in addition to funding the continued development and enhancement of the ISURF nerve regeneration technology, we will evaluate the ISURF nerve regeneration technology, to determine whether we will acquire the license.

In consideration for the option to acquire the ISURF nerve regeneration technology license, we paid ISURF an administrative fee of $2,000 and agreed to provide funding in the amount of $155,839 to support the research project entitled "Conduits with Micropatterned Films for Peripheral Nerve Regeneration," which is initially being conducted at and under the control of Iowa State University  to test the efficacy of biodegradable micropatterned conduits, pre-seeded with neural stem cells on peripheral nerve regeneration.

This research funding will cover such direct expenses as salaries and fringe benefits for staff hired by Iowa State University, as well as supplies and materials. Additionally, the research funding will also covers indirect costs which Iowa State University incurs in providing physical lab facilities and services and such other qualified personnel as may be required to carry out the research project.

The payment terms for the research funding is as follows: fifty thousand dollars ($50,000) which payment has been made, and four (4) equal payments of twenty-six thousand four hundred fifty-nine dollars and seventy-five cents ($26,459.75) payable by January 31, 2006, April 30, 2006, July 31, 2006 and October 31, 2006.

Contingent upon satisfactory progress and success of the "Conduits with Micropatterned Films for Peripheral Nerve Regeneration," research project, we have also agreed to provide an additional $73,166 for a project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

Plan of Operation

We are a development stage start-up biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration. To date we have not generated any revenues, have incurred losses since inception and have minimal assets.

Presently, through our Option Agreement with Iowa State Research Foundation, Inc. (“ISURF”), in addition to funding the continuing development and enhancement of the ISURF nerve regeneration technology, we will evaluate the ISURF nerve regeneration technology to determine whether to acquire, pursuant to the terms of the Option Agreement, an exclusive worldwide license from ISURF to market the ISURF nerve regeneration technology in the field of nerve regeneration. The research will be conducted by Iowa State University of Science and Technology.

In view of our financial condition, our ability of the Company to continue as a going concern is in substantial doubt and dependent our achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.  Management believes that our current and future plans enable us to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize on our assets and discharge our liabilities other than in the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Due to the “start up” nature of our business, we expect to incur losses as it expands.  To date, our cash flow requirements have been primarily met by debt and equity financings.  Management believes that we have sufficient cash flow to meet our capital requirements at least the next twelve months. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. If we are unable to generate profits or unable to obtain additional funds for our working capital needs, we have to cease operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

We plan to continue to seek other sources of financing on favourable terms; however, there are no assurances that any such financing can be obtained on favourable terms, if at all.  We expect to keep our operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that we will be successful in achieving these goals.

Liquidity and Capital Resources

As at February 28, 2006, the Company had a cash balance of $23,806. The Company has financed its operations primarily through cash on hand, and through loans from shareholders during the six months ended February 28, 2006.

Net cash flows used in by operating activities was $53,902 for the six month period ending February 28, 2006, compared to net cash flows used of $4,536 for the same period in 2005, primarily due to increases in professional fees and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by (used in) financing activities was $50,000 for the six months period ending
February 28, 2006 compared to $5,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand, and through loans from shareholders.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the quarter ended February 28, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable – related party is two promissory notes of $100,000 and $50,000 payable to a former director and shareholder of the Company. The amounts bears interest at 8.75% per annum, unsecured and is due on April 27, 2006 and April 23, 2006 respectively. As of February 28, 2006, an interest payable of $7,827 is accrued and is included in accounts payable.

There were 10,333,200 restricted shares held by the current president and directors of the Company as of February 28, 2006. The restricted shares are subject to Rule 144 as promulgated under the Securities Act.

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

We Have Experienced Significant Losses and Expect Losses To Continue For The Foreseeable Future.

We are a development stage company and have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We have incurred losses since inception. At February 28, 2006, we had a working capital deficit of $226,370.

We Currently Do Not Have, And May Never Develop, Any Commercialized Products.

We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last three years in the identification, research and development of biomedical technologies. Even if we were to acquire a license, the ISURF nerve regeneration technology, which is the subject of our research and acquisition option, will require additional research, development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue.  We cannot currently estimate with any accuracy the amount of these additional funds because it may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license from ISURF, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

Our efforts may not lead to commercially successful products for a number of reasons, including:

-  we may not be able to obtain regulatory approvals or the approved indication may be narrower than we seek;

-  our technology or products, if any, derived from our research and development efforts may not prove to be safe and effective in clinical trials;

-  physicians may not receive any reimbursement from third-party payors, or the level of reimbursement may be insufficient to support widespread adoption of any products derived from our research and development efforts;

-  any products that may be approved may not be accepted in the marketplace by physicians or patients;

-  we may not have adequate financial or other resources to complete the development and commercialization of products derived from our research and development efforts;

-  we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

-  rapid technological change may make the ISURF nerve regeneration technology and products derived from the technology obsolete.

We May Require Additional Financing To Sustain Our Operations And Research Sponsorship Commitments With Iowa State University.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2005, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Option Agreement with ISURF requires us to provide $229,005 in total research funding.  Our ongoing research and development plans will require substantial capital. We do not have committed external sources of funding for our projects. We will require substantial funds to conduct additional basic research and development activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of the ISURF nerve regeneration technology. We may not be able to obtain the additional funds we will require on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned.

We cannot currently estimate with any accuracy the amount of these additional funds because it may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license from ISURF, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

If adequate funds are not available or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  We may be required to delay, reduce the scope of or terminate one or more or all of our research programs; to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain the ISURF nerve regeneration technology or other technologies or products based upon the ISURF nerve regeneration technology that we would otherwise seek to develop or commercialize ourselves; or to license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

If We Ultimately Do Not Obtain The Necessary Regulatory Approvals For The Commercialization Of The ISURF Nerve Regeneration Technology, We Will Not Achieve Profitable Operations And Your Investment May Be Lost.

Our ability to achieve profitability is dependent in part on ultimately obtaining regulatory approvals for the ISURF nerve regeneration technology and entering into agreements for commercialization of such products.   At this time we have not submitted any products for regulatory approval nor do we have any agreements with any third parties regarding the commercialization of any products.  The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent us from achieving profitability.  This would result in the loss of your investment.  Moreover, even if the ISURF nerve regeneration technology or any products based on the ISURF nerve regeneration technology are commercialized, we may still not achieve profitable operations, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

The Success Of Our Research And Development Activities Is Uncertain. If The Research Efforts Are Not Successful, We Will Be Unable To Generate Revenues From Our Operations And We Will Have To Cease Doing Business.

We are at an early stage of development.  We have the right to acquire a license to only one biomedical technology. Through our wholly owned subsidiary, MicroChannel Technologies Corporation, we have entered into an Option Agreement with ISURF, which requires us to provide research funding totaling $229,005 for two projects entitled "Conduits with Micropatterned Films for Peripheral Nerve Regeneration" and "Conduits with Micropatterned Films for Optic Nerve Regeneration." The successful commercialization of the ISURF nerve regeneration technology or any products based upon the ISURF nerve regeneration technology will require significant further research, development, testing and regulatory approvals and additional investment. We cannot now project whether the ultimate results of these projects will prove successful or form the basis for a commercially viable technology or product.

During the term of our Option Agreement, we will determine whether to acquire an exclusive worldwide license from ISURF to certain patented technologies in the field of nerve regeneration.  Since this is the only potential technology we have the option to license, substantially all of our resources for the foreseeable future will be dedicated to the determination of whether we will acquire a license from ISURF.  If the results of the continuing research projects do not warrant our exercise of our option to acquire the worldwide license to market the ISURF nerve regeneration technology, we may need to abandon our business model, in which case our shares may have no value and you may lose your investment.

The research projects and product development plans to be conducted by us or our future collaborators are subject to the risks of failure inherent in the development of any novel biotechnologies. These risks include the following:

-  we may not be able to acquire or maintain license rights to the ISURF nerve regeneration technology or products developed from the ISURF nerve regeneration technology;

-  the ISURF nerve regeneration technology (or any products derived from the technology) may prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory approvals;

-  the ISURF nerve regeneration technology (or any products derived from the technology), even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

-  our marketing license or proprietary rights to products derived from the ISURF nerve regeneration technology may not be sufficient to protect our products from competitors;

-  the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing the products utilizing the ISURF nerve regeneration technology; or,

-  third parties may market superior, more effective, or less expensive technologies or products having comparable results to the ISURF nerve regeneration technology (or any products derived from the technology).

We anticipate we will remain engaged in research and development for a considerable period of time, at least through the 18 month funding period under our agreement with Iowa State University; if results warrant we may continue the research and development efforts towards the goal of commercializing the ISURF Nerve Regeneration Technology.  We may be unable to generate adequate revenue from operations or be able to financially support the level of research required to develop a commercially viable technology or product.

Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. We cannot currently estimate with any accuracy the amount of these additional funds because it may vary significantly depending on results of current basic research and development and product testing, costs of acquiring an exclusive license from ISURF, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors. We anticipate that we will seek these funds from external sources, such as future offerings of equity or debt securities, including agreements with corporate partners and collaborators with respect to the development of our technology. In lieu, we may not be able to negotiate such arrangements or obtain the additional funds we will require on acceptable terms, if at all, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

We May Not Receive an Exclusive License for the ISURF Nerve Regeneration Technology Or Obtain A License under Acceptable Terms and Conditions.

Our possible success is wholly dependent on obtaining, if warranted, an exclusive worldwide license from ISURF to market the ISURF nerve regeneration technology.  The receipt of this license is contingent on successful early stage research, and the submission of a development plan, as required in our Option Agreement with ISURF.  The development plan will require us to provide details such as timelines of major milestones for governmental approvals, marketing approach, competitive overview, and anticipated product launch date.  We may not be successful in presenting an acceptable development plan to, or in negotiating a license with, ISURF.  Among the items to be negotiated will be, but not limited to, licensing fees, reimbursement of patents costs, royalty rates, sub-licensing fees, and performance milestones upon reaching Phase I, II and III clinical trials and a milestone for obtaining the approval of the United States Food and Drug Administration (the “FDA”), which may require substantial cash payments from us.  We may not be able to make the required cash payments when due or achieve the necessary milestones and other requirements. If we do not, we will risk the loss of our license and our right to develop and market products, if any, derived from the ISURF nerve regeneration technology. Termination of our license, if obtained by us, could result in us being unable to continue development of the ISURF nerve regeneration technology or products derived from the ISURF nerve regeneration technology and production and marketing of approved products, if any, derived from the ISURF nerve regeneration technology. Consequently, termination of this license would have a material adverse effect on the business, financial condition and results of our operations.

We May Need Additional Licenses In The Future and If We Do Not Achieve Them We May Not Be Able To Market Products Developed From the ISURF nerve regeneration technology.

We may not retain all rights to developments, inventions, patents and other proprietary information resulting from any collaborative arrangements, whether in effect as of the date hereof or which may be entered into at some future time with third parties. As a result, we may be required to license such developments, inventions, patents or other proprietary information from such third parties, possibly at significant cost to us. Our failure to obtain any such licenses could have a material adverse effect on the business, financial condition and results of our operations. In particular, the failure to obtain a license could prevent us from using or commercializing our technology.

We Have Yet To Obtain A License And Our Intellectual Property Rights May Not Provide Meaningful Commercial Protection For Our Interest In The ISURF nerve regeneration technology.

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies, which includes the ability to license patented technology or obtain, protect and enforce new patents on our technology and to protect our trade secrets. Since we have not yet obtained a license to the ISURF nerve regeneration technology, it is not clear what rights, if any, we may have under the ISURF Patent.  If we cannot directly pursue others from infringing on the ISURF Patent, we will need to rely on ISURF to do so.  ISURF may not devote the resources that may be required in any such effort to preclude others from infringing on the ISURF Patent or other proprietary rights which may be related to the ISURF nerve regeneration technology. Even if we do obtain a license to the ISURF nerve regeneration technology, we cannot rely on the ISURF Patent to provide us with any significant competitive advantage. Others may challenge the ISURF Patent and, as a result, the ISURF Patent could be narrowed, invalidated or rendered unenforceable. Competitors may develop competitive products that may be outside the scope of protection, if any, afforded by the ISURF Patent.

In addition, any future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, it may take years to obtain the approval (or rejection) of patent applications. The validity or enforceability of a patent after its issuance by the Patent and Trademark Office can be challenged in litigation.  The patents protecting our products may be infringed or successfully avoided through design innovation.  The cost of patent litigation is substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment or permission of the patent owner.

Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

If We Lose The Services Of The Scientific Personnel Not Employed By Us, The Development Of The ISURF Nerve Regeneration Technology Will Be Substantially Delayed Or Precluded, Resulting In A Total Loss Of Our Investment In Technology.

We are dependent upon certain key collaborating scientific personnel who are not employed by us, including the principal investigator with respect to the ISURF nerve regeneration technology. The loss of the investigator's services could have a materially adverse effect on us, unless a qualified replacement could be found. We have no control over whether our principal investigator or other scientific personnel will choose to remain involved with our projects. These individuals are not bound by contract to us nor employed by us. They might move on to other research.  The loss of their services may substantially delay if not preclude the continued development of the Nerve Regeneration Technology, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

We May Not Be Able To Attract And Retain Qualified Personnel Either As Employees Or As Consultants And, Without Such Personnel We May Not Be Successful In Our Effort to Commercialize the ISURF Nerve Regeneration Technology.

Competition for qualified employees among companies in the biotechnology industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Our present management has no clinical or other experience in the development of biotechnology products. Attracting desirable employees will require us to offer competitive compensation packages, including stock options. In order to successfully commercialize our products, we must substantially expand our personnel, particularly in the areas of clinical trial management, regulatory affairs, business development and marketing.  We may not be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth generally could pose significant risks to our development and progress. The addition of such personnel may result in significant changes in our utilization of cash resources and our development schedule.

We Are Subject To Substantial Government Regulation, Compliance With Will Require Capital Expenditures Beyond Our Current Financial Means.

The production and marketing of products which may be developed from the ISURF nerve regeneration technology and our ongoing research and development activities are subject to extensive regulation and review by numerous governmental authorities. The ISURF nerve regeneration technology and any products derived from the technology must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed if they were to receive approval (which they may not in fact receive). This process makes it longer, harder and more costly to bring products which may be developed from our technologies to market.

The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which the FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA, or other government entity, approval of the ISURF nerve regeneration technology (or products derived from the technology) may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States.

In the United States more stringent FDA oversight in product clearance and enforcement activities could result in our experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market the ISURF nerve regeneration technology (or products derived from the technology) for broader or different applications or to market updated products that represent extensions of the ISURF nerve regeneration technology. In addition, assuming we obtain a license to the ISURF nerve regeneration technology, we may not receive FDA approval to export products, based on the ISURF nerve regeneration technology, in the future, and countries to which the products are to be exported may not approve them for import.

Any manufacturing facilities which we would utilize for the production of products based on the ISURF nerve regeneration technology would also be subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with the ISURF nerve regeneration technology, products derived from the technology, or manufacturing facilities used to manufacture the ISURF nerve regeneration technology (or any products derived from the technology) may result in restrictions on the products or the facility, including withdrawal of the product from the market or other enforcement actions.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to the ISURF nerve regeneration technology (or products derived from the technology). It is possible that the FDA will issue additional regulations further restricting the sale of the ISURF nerve regeneration technology (or products derived from the technology). Any change in legislation or regulations that govern the review and approval process relating to the ISURF nerve regeneration technology or to any related technologies that we subsequently develop, could make it more difficult and costly to obtain approval for new products based on the ISURF nerve regeneration technology, such additional technologies, or to produce, market, and distribute products derived from such technologies, if approved.

The Research To Be Conducted Regarding the ISURF Nerve Regeneration Technology Is Based On The Use Of Human Stem Cells Obtained From Fetal Tissue, The Use Of Which May Be Limited Or Prohibited Under Federal And State Laws.

The restrictions relating to the use of human stem cells obtained from fetal tissue change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products-that is, sources that follow all state and federal guidelines for cell procurement. Further, we may not be able to obtain such cells in the quantity or quality sufficient to satisfy the commercial requirements for the ISURF nerve regeneration technology. As a result, we may be unable to develop the ISURF nerve regeneration technology or produce our products based on the ISURF nerve regeneration technology in a profitable manner.

Although we do not use embryonic stem cells, government regulation and threatened regulation of embryonic tissue may lead top researchers to leave the field of stem cell research, or the country, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce the best graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk, discussed below, that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals. In addition, constraints on the use of embryonic stem cells could be extended to use of fetal stem cells. Moreover, it is possible that concerns regarding research using embryonic stem cells will impact our ability to attract collaborators and investors; this, in turn, could adversely affect our stock price.

Compliance With Environmental Regulations, Or Dealing With Potentially Harmful Biological Materials Or Hazardous Materials Involved In Our Research And Development, May Require Us To Divert Our Limited Capital Resources.

Our research and development programs do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. Iowa State University and we are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

Our Research And Development Program May Be Adversely Affected by The Significant Risks Associated With The Use Of Human Test Subjects.

Assuming that we are able to further develop and enhance the ISURF nerve regeneration technology to a point where human clinical trials are required, such trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative treatments, the proximity of eligible patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us. We, our future collaborators, if any, or the FDA or other regulatory agencies may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. In addition, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can suffer adverse medical effects or die for reasons that may not relate to the product being tested, but which can nevertheless affect adversely any results generated from clinical trials.

We May Be Required To Comply With Rules Regarding Animal Testing and This May Limit the Success Of Our Research And Development Program.

The research and development efforts regarding the ISURF nerve regeneration technology, which are sponsored by us, involve laboratory animals. We may be adversely affected by changes in laws, regulations or accepted procedures applicable to animal testing or by social pressures that would restrict the use of animals in testing or by actions against us or our collaborators by groups or individuals opposed to such testing.

Our Research And Development Program Is In The Preliminary Development Stage And The Results We Attain May Not Prove To Be Adequate For Purposes of Developing and Commercializing Any Products Or Otherwise To Support A Profitable Business Venture.

Our research and development program is the preliminary development stage.  It may not be successful.  Our research program is targeting nerve regeneration technologies. We will require significant further research, development, testing, regulatory approvals and significant additional investment before we will be in a position to attempt to commercialize products derived from our research and development program. The ultimate results of our ongoing research program may demonstrate that the technologies being researched by us may be ineffective, unsafe or unlikely to receive necessary regulatory approvals. If such results are obtained, we will be unable to create marketable products or generate revenues and we may have to cease operations.

We have not submitted any products or any technologies that are the subject of, or result from, our research and development activities for regulatory approval or clearances. Even if our research is successful, the process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Additionally, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, labeling and promotion of medical products.  Compliance with such regulations may prove to be costly and may limit our ability to attain profitable operations.

We Lack Sales and Marketing Experience and Will Likely Rely On Third Party Marketers.

If we obtain FDA (and other approvals) of the ISURF nerve regeneration technology (or any products derived from the technology), we expect to market and sell or otherwise commercialize the ISURF nerve regeneration technology (or any products derived from the technology) through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We have no experience in sales, marketing or distribution of medical products and our current management and staff is not trained in these areas. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing or sale of the ISURF nerve regeneration technology (or any products derived from the technology) any revenues received by us will be dependent on the efforts of third parties. If any of such parties were to breach or terminate its agreement with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of the ISURF nerve regeneration technology (or any products derived from the technology) would be delayed or terminated.

Once The ISURF Nerve Regeneration Technology (Or Any Products Derived From The Technology) Are Marketed And Sold We May Be Exposed To Product Liability Claims, Which, In The Absence Of Adequate Insurance, Will Adversely Affect Our Financial Condition, And, Possibly, Our Ability To Continue To Market Any Of Our Products.

If we obtain a license to the ISURF nerve regeneration technology and ultimately develop products based on the technology, we will be involved either directly or indirectly in the manufacturing and distribution of the ISURF nerve regeneration technology and products derived from the technology.  We will then be exposed to the financial risk of liability claims in the event that the use of the ISURF nerve regeneration technology and products derived from the technology results in personal injury or death. As a result, we experience losses due to product liability claims in the future, for which we may not have adequate, if any, insurance.

A product liability claim, product recall or other claim, or claims for uninsured liabilities or in excess of insured liabilities, may have a material adverse effect on our business, financial condition and results of operations. We do not currently carry any general or product liability insurance. If a claim against us results in a court awarding a large monetary judgment which we cannot pay, we may have to cease operations.

We Expect To Operate In A Highly Competitive Market; In Attempting To Commercialize the ISURF Nerve Regeneration Technology, We Will Face Various Forms Of Competition From Other Companies, Products And Technologies.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive. The biomedical technology industry is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

These companies enjoy numerous competitive advantages, including:

-  significantly greater name recognition;

-  established relations with healthcare professionals, customers and third-party payors;

-  established distribution networks;

-  additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

-  greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

-  greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Concentration Of Ownership Among Our Directors, Executive Officers, And Principal Stockholders May Prevent New Investors From Influencing Significant Corporate Decisions.

As of April 4, 2006, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, beneficially own approximately 70% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Nevada law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We May Compete For the Time and Efforts Of Our Officers And Directors.

Our officers and directors are also officers and directors of other companies, and we may have to compete with the other companies for their time, attention and efforts.  Except for Ms. DuMoulin, who anticipates devoting her full  time and attention to our matters, none of our officers and directors anticipate devoting more than approximately five (5%) percent of their time to our matters.   We currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us.

Because Our Stock Is A “Penny Stock”, You May Find It Difficult To Sell The Shares Of Our Common Stock You Acquired.

Our common stock is a “penny stock” as that term is defined in SEC rules and regulations. Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares of our stock.

We Do Not Intend To Pay Dividends For The Foreseeable Future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the units offered by us pursuant to this prospectus.

Enforceability Of Civil Liabilities Against Foreign Persons

We are a company  incorporated  under the laws of Nevada but because we are a  company  headquartered  in  Canada  our  investors  may  have  difficulty enforcing civil liabilities  under the U.S. federal  securities laws against our officers and  directors,  especially  because some of our directors and officers reside in Canada.  Because some of our assets are located  outside the U.S.,  it may be  difficult  for an  investor  to sue,  for any  reason,  us or any of our directors  or officers  through U.S. jurisdictions.  If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Canada. We are uncertain as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

ITEM 3.   Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons associated with us to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 5th day of April, 2006.

Octillion Corp.

/s/ Terri DuMoulin

Terri DuMoulin

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

President, Chief Executive Officer

April 5, 2006

Terri DuMoulin

Principal Financial Officer, Director

/s/ Tareq Ghazaleh

Director, Secretary/Treasurer

 April 5, 2006

Tareq Ghazaleh

/s/ Kesar Dhaliwal

Director

April 5, 2006

Kesar Dhaliwal

/s/ Pattiann Hiranandani

Director

April 5, 2006

Pattiann Hiranandani