Form 10QSB
period 2006-05-31
OCTILLION CORP
filed 2006-07-17
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2006

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of June 30, 2006, there were 14,708,200 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARY

FORM 10-QSB, QUARTER ENDED MAY 31, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three Months and Nine Months Ended May 31, 2006 and 2005,

and For the Period from Inception (May 5, 1998) to May 31, 2006

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to May 31, 2006

Interim Unaudited Consolidated Statements of Cash Flows

7

For the Nine Months Ended May 31, 2006 and 2005, and For the Period

from Inception (May 5, 1998) to May 31, 2006

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

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
May 31, 2006
(Unaudited)

May 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$278,815
Other receivable	1,502
280,317

Equipment (Note 6)	218

Total Assets	$280,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$7,600
Accounts payable - related party (Note 5)	30,000
Promissory note payable - related party (Note 5)	-

Total Liabilities	37,600

Stockholders' Equity (Deficiency)
Authorized:
100,000,000 common shares, with par value of $0.001 per share
1,000,000 preferred shares, with par value of $0.10 per share
Issued and outstanding: 14,708,200 common shares	14,708
(2005: 13,708,200 shares)
Additional paid-in capital	741,624
Deficit accumulated during the development stage	(513,397)
Total Stockholders' Equity (Deficiency)	242,935

Total Liabilities and Stockholders' Equity (Deficiency)	$280,535

Commitments - Note 4

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2006
(Unaudited)

					Cumulative
	Three months ended		Nine months ended		May 5, 1998 (Inception)
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005	to May 31, 2006

Expenses
Foreign exchange loss (gain)	(59)	(461)	599	(169)	2,594
Management fees - related party	-	-	-	-	203,074
Option fee	-	-	-	-	2,000
Professional fees	3,645	4,267	55,816	5,034	130,464
Research and development (Note 4)	26,460	-	52,920	-	102,920
Travel and entertainment	-	-	3,140	-	38,575
Other operating expenses	4,586	5,699	13,691	9,463	38,311
Loss from operations	34,632	9,505	126,166	14,328	517,938

Other income
Interest	3,635	191	3,917	208	4,541

Net loss for the period	$(30,997)	$(9,314)	$(122,249)	$(14,120)	$(513,397)

Loss per share:
Basic and diluted	$(0.002)	$(0.001)	$(0.009)	$(0.001)

Weighted average number of
common shares outstanding:
Basic and diluted	13,882,113	13,708,200	13,766,808	13,708,200

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2006
(Unaudited)
						Deficit accumulated
	Preferred Stock		Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	development stage	equity (deficiency)

Restricted common stock
issued to related parties for
management services on May 5, 1998	-	$-	3,000,000	$3,000	$-	$-	$3,000

Unrestricted common stock sales
to third parties on September 18, 1998	-	-	375,000	375	149,625	-	150,000

Net loss for the period	-	-	-	-		(12,326)	(12,326)

Balance, August 31, 1998	-	-	3,375,000	3,375	149,625	(12,326)	140,674

Net loss for the year	-	-	-	-	-	(77,946)	(77,946)

Balance, August 31, 1999	-	-	3,375,000	3,375	149,625	(90,272)	62,728

Net loss for the year	-	-	-	-	-	(12,446)	(12,446)

Balance, August 31, 2000	-	-	3,375,000	3,375	149,625	(102,718)	50,282

Net loss for the year	-	-	-	-	-	(12,904)	(12,904)

Balance, August 31, 2001	-	-	3,375,000	3,375	149,625	(115,622)	37,378

Net loss for the year	-	-	-	-	-	(54,935)	(54,935)

Balance, August 31, 2002	-	-	3,375,000	3,375	149,625	(170,557)	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees on December 19, 2002	-	-	8,000,000	8,000	72,000	-	80,000

Restricted common stock issued to a

related party to satisfy outstanding
management fees on March 18, 2003	-	-	2,333,200	2,333	20,999	-	23,332

Net loss for the year	-	-	-	-	-	(97,662)	(97,662)

Balance, August 31, 2003	-	-	13,708,200	13,708	242,624	(268,219)	(11,887)

Net loss for the year	-	-	-	-	-	(19,787)	(19,787)

Balance, August 31, 2004	-	-	13,708,200	13,708	242,624	(288,006)	(31,674)

Net loss for the year	-	-	-	-	-	(103,142)	(103,142)

Balance, August 31, 2005	-	-	13,708,200	13,708	242,624	(391,148)	(134,816)

Issuance of 1,000,000 common stock
and warrants on May 17, 2006	-	-	1,000,000	1,000	499,000	-	500,000

Net loss for the period	-	-	-	-	-	(122,249)	(122,249)

Balance, May 31, 2006	-	-	14,708,200	$14,708	$741,624	$(513,397)	$242,935

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM THE NINE MONTHS ENDED MAY 31, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2006
(Unaudited)

			Cumulative
			May 5, 1998
	Nine Months Ended	Nine Months Ended	(inception) to
	May 31, 2006	May 31, 2005	May 31, 2006

Cash flows used in operating activities
Net loss for the period	$(122,249)	$(14,120)	$ (513,397)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	250	256	2,441
- common stock issued for services	-	-	3,000
- common stock issued for debt settlement	-	-	103,332
Changes in non-cash working capital items:
- increase (decrease) in accounts payable and accrued liabilities	(25,392)	200	7,600
- increase in accounts payable - related party	-	729	30,000
- increase in other receivable	(1,502)	-	(1,502)
Net cash used in operating activities	(148,893)	(12,935)	(368,526)

Cash flows used in investing activities
Purchase of equipment	-	-	(2,659)
Net cash used in investing activities	-	-	(2,659)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants	500,000	-	650,000
Repayment of promissory note	(100,000)	-	(105,000)
Proceeds from promissory notes	-	100,000	105,000
Net cash provided by financing activities	400,000	100,000	650,000

Increase in cash and cash equivalents	251,107	87,065	278,815

Cash and cash equivalents - beginning of period	27,708	3,826	-

Cash and cash equivalents - end of period	$278,815	$90,891	$278,815

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$-	$-	$103,332

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OCTILLION CORP.

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006

(Expressed in U.S. dollars)

Note 1 - Basis of Presentation - Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998 with an authorized capital stock of 100,000,000 shares of common stock, each with a par value of $0.001, and 1,000,000 shares of preferred stock, each with a par value of $0.10.

The Company is a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration. The Company has not generated any revenues and has incurred losses of $513,397 since inception and has minimal assets. The Company has incurred a loss of $122,249 during the nine months ended May 31, 2006, but has a working capital surplus of $242,717 as of May 31, 2006. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Note 2 - Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2006, and the results of operations and cash flows for the nine months ended May 31, 2006, and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2005 Annual Report on Form SB-2.

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

Note 3 - Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share as of May 31, 2006 is as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
Numerator - net loss available to common
stockholders	$ (30,997)	$ (9,314)	$ (122,249)	$ (14,120)

Denominator - weighted average number of
common shares outstanding	13,882,113	13,708,200	13,766,808	13,708,200

Basic and diluted loss per common share	$ (0.002)	$ (0.001)	$ (0.009)	$ (0.001)

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

•

provide $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve Regeneration” with $50,000 (paid) due within 90 days of execution of the Agreement and four equal instalments of $26,460 each due by January 31, 2006 (paid), April 30, 2006 (paid), July 31, 2006 and October 31, 2006;

•

contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.

As of May 31, 2006, the Company has paid $102,920 to support the research project.

Note 5 - Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the quarter ended May 31, 2006 and 2005, the current president and directors provided services to the Company for no compensation.  These services were not significant.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable – related party: The Company has repaid the two promissory notes of $100,000 and $50,000 to a former director and shareholder of the Company together with the cumulated interest of $8,750 and $1,094 respectively.

There were 10,333,200 restricted shares held by the current president and directors of the Company as of May 31, 2006. The restricted shares are subject to Rule 144 as promulgated under the Securities Act.

Note 6 - Property and Equipment

	May 31, 2006	August 31, 2005

Computer equipment	$1,500	$1,500
Office equipment	1,159	1,159
	2,659	2,659
Less: accumulated depreciation	(2,441)	(2,191)
	$218	$468

Depreciation expenses for the three-month and nine-month periods ended May 31, 2006 was $83 (2005: $86) and $250 (2005: $256) and for the period from inception (May 5, 1998) to May 31, 2006 was $2,440.

Note 7 - Capital Stock

On May 17, 2006, the Company had completed a non-brokered private placement of 1,000,000 units at $0.50 per unit for $500,000. Each unit consists of one share of common stock, one Class A non-redeemable warrant to purchase a share of common stock at $0.50 per share for a period of 24 months from the date of issuance, and one Class B non-redeemable warrant to purchase a share of common stock at $0.55 per share for a period of 36 months from the date of issuance.  The proceeds allocated to the class A warrants was $155,009 and the class B warrants was $163,572.

Note 8 - Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price
Class A Warrants

Balance, September 1, 2005	-	$-
Granted	1,000,000	0.500
Balance, May 31, 2006	1,000,000	0.500

Class B Warrants

Balance, September 1, 2005	-	$-
Granted	1,000,000	0.550
Balance, May 31, 2006	1,000,000	0.550

As of May 31, 2006, 1,000,000 Class A warrants were outstanding which entitle the holders to purchase 1,000,000 common shares of the Company at $0.50 each expiring on May 17, 2008 and 1,000,000 Class B warrants were outstanding which entitle the holders to purchase 1,000,000 common shares of the Company at $0.55 each expiring on May 17, 2009.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending May 31, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

Octillion Corp., (“Octillion” or the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.,” with an authorized capital stock of 100,000,000 shares of common stock, each with a par value of $.001, and 1,000,000 shares of preferred stock, each with a par value of $0.10. At the date of this report, 14,708,200 common shares are issued and outstanding; there are no preferred shares issued and outstanding.

Octillion Corp., together with its wholly owned subsidiary, Microchannel Technologies Corporation, is a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration.

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

Optic nerve damage is often a result of traumatic injury and/or retinal disorders. Many retinal disorders, such as diabetic retinopathy and age-related macular degeneration (AMD), are accompanied by damage to the retinal ganglion cells, a hallmark of many ophthalmic diseases, disrupting the transmission of signals from the optic nerve to the brain, resulting in loss of sight. Diabetes mellitus is reportedly the leading cause of loss of vision in Americans of working age (20-60 years old) and AMD is the leading cause of loss of vision in Americans over 60 years old.

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

At present, the Company does not currently have commercial products intended to diagnose, treat, cure or prevent any disease.  The statements contained in the Form 10-QSB regarding our on-going research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration.  There can be no assurance that further research and development, and/or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies.

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

Plan of Operation

We are a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for peripheral and optic nerve damage and nerve regeneration. To date we have not generated any revenues, have incurred losses since inception and have minimal assets.

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

In view of our financial condition, our ability for the Company to continue as a going concern is in substantial doubt and dependent our achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.  Management believes that our current and future plans enable us to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize on our assets and discharge our liabilities other than in the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Liquidity and Capital Resources

As of May 31, 2006, the Company had a cash balance of $278,815. The Company has financed its operations primarily through cash on hand, through a private placement and through loans from shareholders during the nine months ended May 31, 2006.

Net cash flows used in operating activities was $148,893, for the nine month period ending May 31, 2006, compared to net cash flows used of $12,935 for the same period in 2005, primarily due to increases in professional fees and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by (used in) financing activities was $400,000 for the nine months period ending May 31, 2006, compared to $100,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through a private placement and through loans from shareholders.

On May 17, 2006, the Company had completed a non-brokered private placement of 1,000,000 units at $0.50 per unit for $500,000.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the quarter ended May 31, 2006 and 2005, the current president and directors provided services to the Company for no compensation. These services were not significant.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable – related party : The Company has repaid the two promissory notes of $100,000 and $50,000 to a former director and shareholder of the Company together with the cumulated interest of $8,750 and $1,094 respectively.

There were 10,333,200 restricted shares held by the current president and directors of the Company as of May 31, 2006. The restricted shares are subject to Rule 144 as promulgated under the Securities Act.

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

We May Require Additional Financing To Sustain Our Operations And Research Sponsorship Commitments With Iowa State University.

Our prior independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2005, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2006, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, beneficially own approximately 70% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Nevada law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 30th day of June, 2006.

Octillion Corp.

/s/ Terri DuMoulin

Terri DuMoulin

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

President, Chief Executive Officer

June 30, 2006

Terri DuMoulin

Principal Financial Officer, Director

/s/ Tareq Ghazaleh

Director, Secretary/Treasurer

June 30, 2006

Tareq Ghazaleh

/s/ Kesar Dhaliwal

Director

June 30, 2006

Kesar Dhaliwal

/s/ Pattiann Hiranandani

Director

June 30, 2006

Pattiann Hiranandani