Form 10KSB
period 2006-08-31
OCTILLION CORP
filed 2006-11-29
CIK 1071840

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 333-127953

OCTILLION CORP. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

59-3509694

(I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 123, Vancouver, British Columbia,  V6J 1G1

 (Address of principal executive offices)

(604) 736-9109

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value per share

 Name of Each Exchange on Which Registered

OTC Pink Sheets

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Check whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X]

Revenues for its most current fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 6, 2006: $10,911,450.

Number of shares of Common Stock, $0.001 par value, outstanding as of November 6, 2006: 45,834,600

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

13

Item 3.   Legal Proceedings

13

Item 4.   Submissions of Matters to a Vote of Security Holders

13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

14

Item 6.    Management's Discussion and Analysis or Plan of Operations

14

Item 7.    Financial Statements

18

Item 8.    Changes In and Disagreements With Accountants on Accounting and

 Financial Disclosure

32

Item 8a.

Controls and Procedures

32

Item 8b.

Other information

32

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

33

Item 10.

 Executive Compensation

34

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

35

Item 12.  Certain Relationships and Related Transactions

36

Item 13.  Exhibits

36

Item 14.  Principal Accountant Fees and Services

37

 Signatures

38

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending August 31, 2006, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

The Company was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.,” with an authorized capital stock of 100,000,000 shares of common stock, each with a par value of $.001, and 1,000,000 shares of preferred stock, each with a par value of $0.10.

Octillion Corp., together with its wholly owned subsidiaries, MicroChannel Technologies Corporation (“MicroChannel”) and Sungen Energy, Inc. (“Sungen”), is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies.

Through established relationships with universities, research institutions, teaching hospitals and government agencies, the Company strives to identify technologies and business opportunities on the leading edge of innovation that have the potential of serving significant and unmet market needs.

Once a technology has been identified, the Company funds the research and development activities relating to the technology with the intention of ultimately, if warranted, licensing, commercializing and marketing the subject technology, either through internal resources, collaborative agreements or otherwise.

Unique to the Company’s business model is the use of established research infrastructure owned by the various institutions the Company deals with, saving significant capital which would otherwise be required for such things as land and building acquisition, equipment and furniture purchases, and other incidental start up costs. As a result, the Company is able to benefit from leading edge research for significantly less than conventional organizations.

Among the Company’s current research and development activities are the development of 1) a patent-pending technology that has the potential to adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and 2) technologies and products for peripheral and optic nerve damage and nerve regeneration.

Employees

At August 31, 2006, the Company employed 1 full-time person. All of our research and development activities are provided on our behalf by scientists and others employed by academic institutions with which we have agreements or by third party providers. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

Risk Factors of the Business

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

We Currently Do Not Have, And May Never Develop, Any Commercialized Products.

We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last four years in the identification, research and development of innovative technologies.

Through our wholly owned subsidiary, MicroChannel Technologies Corporation, we have entered into an Option Agreement dated April 29, 2005, which was amended on October 13, 2005, with Iowa State Research Foundation, Inc. (“ISURF”).  ISURF owns by assignment the intellectual property entitled “Patterned Substrates and Methods for Nerve Regeneration,” (the “ISURF nerve regeneration technology”) which is covered by US Patent # 6,676,675 (the “ISURF Patent”). During the option period, in addition to funding the continuing development and enhancement of the ISURF nerve regeneration technology, we will evaluate the ISURF nerve regeneration technology to determine whether to acquire, pursuant to the terms of the Option Agreement, an exclusive worldwide license from ISURF to market the ISURF nerve regeneration technology in the field of nerve regeneration. The research will be conducted by Iowa State University of Science and Technology.

Through our wholly owned subsidiary, Sungen Energy, Inc., we entered into a Sponsored Research Agreement  (“SRA”) with the University of Illinois (“UOI”) on August 25, 2006. During the term of the SRA, which covers a period of August 23, 2006 to August 22, 2008, we will provide research and development funding and UOI will furnish the personnel, materials, services, facilities, and equipment for our joint research and development project entitled “Power NanoWindows.” Pursuant to the SRA, UOI has granted us an option to enter into good faith negotiation for a non-exclusive or exclusive commercial license to UOI project intellectual property (“PIP”), an exclusive commercial license to joint PIP, and a non-exclusive license to back ground intellectual property to the extent required to use specific UOI PIP or Joint PIP.  During the term of the SRA, we will determine whether to acquire a license to commercial the “Power NanoWindows” technology.

Even if we were to acquire any licenses, whether from ISURF or UOI, we will require additional research, development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before our licenses can provide us with any revenue, if ever.  We cannot currently estimate with any accuracy the amount of these additional funds because it may vary significantly depending on results of current basic research and development and product testing, cost of acquiring exclusive licenses from ISURF and UOI, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

We May Require Additional Financing To Sustain Our Operations And Research Sponsorship Commitments .

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2006, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Option Agreement with ISURF requires us to provide $229,005 in total research funding and our SRA with UOI requires us to provide $218,201. Our ongoing research and development plans will require substantial capital. We do not have committed external sources of funding for our projects. We will require substantial funds to conduct additional basic research and development activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of the ISURF nerve regeneration technology and the “Power NanoWindows” technology. We may not be able to obtain the additional funds we will require on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned.

We cannot currently estimate with any accuracy the amount of these additional funds because it may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license from ISURF and UOI, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

If adequate funds are not available or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  We may be required to delay, reduce the scope of or terminate one or more or all of our research programs; to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain the ISURF nerve regeneration technology or the “Power NanoWindows” technology,  or other technologies or products based upon the ISURF nerve regeneration technology or the “Power NanoWindows” technology that we would otherwise seek to develop or commercialize ourselves; or to license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

If We Ultimately Do Not Obtain The Necessary Regulatory Approvals For The Commercialization Of The ISURF Nerve Regeneration Technology or the “Power NanoWindows” technology, We Will Not Achieve Profitable Operations And Your Investment May Be Lost.

Our ability to achieve profitability is dependent in part on ultimately obtaining regulatory approvals for the ISURF nerve regeneration technology and the “Power NanoWindows” technology and entering into agreements for commercialization of such products.  At this time we have not submitted any products for regulatory approval nor do we have any agreements with any third parties regarding the commercialization of any products.  The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent us from achieving profitability.  This would result in the loss of your investment.  Moreover, even if the ISURF nerve regeneration technology or the “Power NanoWindows” technology, or any products based on the ISURF nerve regeneration technology or the “Power NanoWindows” technology are commercialized, we may still not achieve profitable operations, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

The Success Of Our Research And Development Activities Is Uncertain. If The Research Efforts Are Not Successful, We Will Be Unable To Generate Revenues From Our Operations And We Will Have To Cease Doing Business.

We are at an early stage of development and we anticipate that we will remain engaged in research and development for a considerable period of time, at least through funding periods required under our agreement with Iowa State University and University of Illinois; if results warrant we may continue the research and development efforts towards the goal of commercializing the ISURF Nerve Regeneration Technology and the “Power NanoWindows” technology.  We may be unable to generate adequate revenue from operations or be able to financially support the level of research required to develop a commercially viable technology or product.

Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. We cannot currently estimate with any accuracy the amount of these additional funds because it may vary significantly depending on results of current basic research and development and product testing, costs of acquiring an exclusive license from ISURF or UOI, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors. We anticipate that we will seek these funds from external sources, such as future offerings of equity or debt securities, including agreements with corporate partners and collaborators with respect to the development of our technology. In lieu, we may not be able to negotiate such arrangements or obtain the additional funds we will require on acceptable terms, if at all, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

We May Not Receive an Exclusive License for the ISURF Nerve Regeneration Technology or the “Power NanoWindows” technology Or Obtain A License under Acceptable Terms and Conditions.

Our possible success is wholly dependent on obtaining, if warranted, an exclusive worldwide license from ISURF to market the ISURF nerve regeneration technology and a license from UOI to market the “Power NanoWindows” technology.  The receipt of these licenses is contingent on successful early stage research, and the submission of a development plan, as required in our Option Agreement with ISURF.  The development plan will require us to provide details such as timelines of major milestones for governmental approvals, marketing approach, competitive overview, and anticipated product launch date.  We may not be successful in presenting an acceptable development plan to, or in negotiating a license with, ISURF.  Among the items to be negotiated will be, but not limited to, licensing fees, reimbursement of patents costs, royalty rates, sub-licensing fees, and performance milestones upon reaching Phase I, II and III clinical trials and a milestone for obtaining the approval of the United States Food and Drug Administration (the “FDA”), which may require substantial cash payments from us.  We may not be able to make the required cash payments when due or achieve the necessary milestones and other requirements. If we do not, we will risk the loss of our license and our right to develop and market products, if any, derived from the ISURF nerve regeneration technology. Termination of our license, if obtained by us, could result in us being unable to continue development of the ISURF nerve regeneration technology or products derived from the ISURF nerve regeneration technology and production and marketing of approved products, if any, derived from the ISURF nerve regeneration technology. Consequently, termination of this license would have a material adverse effect on the business, financial condition and results of our operations.

We May Need Additional Licenses In The Future and If We Do Not Achieve Them We May Not Be Able To Market Products Developed From the ISURF nerve regeneration technology or the “Power NanoWindows” technology.

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

We are dependent upon certain key collaborating scientific personnel who are not employed by us, including the principal investigator with respect to the ISURF nerve regeneration technology and the “Power NanoWindows” technology. The loss of these investigator's services could have a materially adverse effect on us, unless qualified replacements can be found. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. These individuals are not bound by contract to us nor employed by us. They might move on to other research.  The loss of their services may substantially delay if not preclude the continued development of the Nerve Regeneration Technology and the “Power NanoWindows” technology, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

We May Not Be Able To Attract And Retain Qualified Personnel Either As Employees Or As Consultants And, Without Such Personnel We May Not Be Successful In Our Effort to Commercialize the ISURF Nerve Regeneration Technology Or The “Power NanoWindows” Technology.

Competition for qualified employees among companies in the biotechnology and solar cell industries  is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Our present management has no clinical or other experience in the development of biotechnology or solar cell products. Attracting desirable employees will require us to offer competitive compensation packages, including stock options. In order to successfully commercialize our products, we must substantially expand our personnel, particularly in the areas of clinical trial management, regulatory affairs, business development and marketing.  We may not be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth generally could pose significant risks to our development and progress. The addition of such personnel may result in significant changes in our utilization of cash resources and our development schedule.

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

We Expect To Operate In A Highly Competitive Market; In Attempting To Commercialize the ISURF Nerve Regeneration Technology Or The “Power NanoWindows” Technology, We Will Face Various Forms Of Competition From Other Companies, Products And Technologies.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, advertising and marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive. The biomedical technology and solar cell industries are characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

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

As of November 6, 2006, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, beneficially own approximately 87% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Nevada law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices are located at Suite 123, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. At present, the Company pays rent of C$500 per month to lease the premises.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the first or second quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Pink Sheets under the symbol "OCTL". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

Fiscal Year 2005

First Quarter (September 1 to November 30)

$0.13

$0.10

Second Quarter (December 1 to February 28)

$0.13

$0.12

Third Quarter (March 1 to May 31)

$0.20

$0.05

Fourth Quarter (June 1 to August 31)

$0.27

$0.17

Fiscal Year 2006

First Quarter (September 1 to November 30)

$0.48

$0.25

Second Quarter (December 1 to February 28)

$0.47

$0.28

Third Quarter (March 1 to May 31)

$0.46

$0.40

Fourth Quarter (June 1 to August 31)

$0.58

$0.43

Fiscal Year 2007

September 1, 2006 to November 6, 2006

$2.03

$0.55

As of November 6, 2006, there were approximately 55 stockholders of record of the Company's Common Stock.

Dividend Policy

We do not have a history of paying dividends on our Common Stock, and there can be no assurance that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors", as well as discussed elsewhere herein.

Overview

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies.

Through established relationships with universities, research institutions, teaching hospitals and government agencies, we strive to identify technologies and business opportunities on the leading edge of innovation that have the potential of serving significant and unmet market needs.

Once a technology has been identified, we fund the research and development activities relating to the technology with the intention of ultimately, if warranted, licensing, commercializing and marketing the subject technology, either through internal resources, collaborative agreements or otherwise.

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended August 31, 2006 and August 31, 2005.

General and Administrative Expenses:  During the year ended August 31, 2006, the Company incurred $83,681 in general and administrative expenses, an increase of 56% over 2005 expenses of $53,766.  The increase is primarily attributable to an increase in professional fees.

Interest Income:  Interest income increased 1,034% to $7,078 for the year ended August 31, 2006, from $624 in the same period in 2005. This was the result of higher average cash balances maintained during the year ended August 31, 2006.

Provision for Income Taxes:  As of August 31, 2006, the Company's accumulated deficit was $549,130, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended August 31, 2006, the Company recorded a net loss of $157,982, an increase of 53%, compared to a net loss of $103,142 for the same period in 2005. The increase is primarily attributable to an increase in professional fees and research and development costs.

Liquidity and Capital Resources

As of August 31, 2006, the Company had a cash balance of $247,492. The Company has financed its operations primarily through cash on hand, through a private placement and through loans from shareholders during the year ended August 31, 2006.

Net cash flows used in operating activities was $179,230, for the year ended August 31, 2006, compared to net cash flows used of $76,118 for the same period in 2005, primarily due to increases in professional fees and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $400,000 for the year ended August 31, 2006, compared to $100,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through a private placement and through loans from shareholders.

Plan of Operation

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies. To date we have not generated any revenues, have incurred losses since inception and have minimal assets.

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

During the years ended August 31, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable - related party is a promissory note of $100,000 payable to a former director and shareholder of the Company. The amount bears interest at 8.75% per annum, unsecured and was repaid on April 27, 2006 with accrued interest of $8,750. The Company also borrowed $50,000 from the same shareholder on January 23, 2006 bearing interest at 8.75% per annum and the amount was repaid on April 23, 2006 with accrued interest of $1,094. On December 13, 2004, the Company borrowed $5,000 from Terri DuMoulin, our current president at zero percent interest and issued a 12 month promissory note, which was repaid in full on May 24, 2005.

As of August 31, 2006 and 2005, respectively, there were 39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006-2007. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

19

Consolidated Balance Sheets as of August 31, 2006 and 2005

20

Consolidated Statements of Operations for years ended August 31, 2006 and 2005

21

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended
August 31, 2006 and 2005

22

Consolidated Statements of Cash Flows for the years ended August 31, 2006 and 2005

24

Notes to the Consolidated Financial Statements

25-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Octillion Corp.

Vancouver, British Columbia

CANADA

We have audited the accompanying consolidated balance sheets of Octillion Corp. and Subsidiaries ("the Company") (a development stage company) as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the cumulative period from inception (May 5, 1998), to August 31, 2004, were audited by other auditors and their reports expressed an unqualified opinion on these statements.  The financial statements for the period from May 5, 1998, to August 31, 2004, include revenues of nil and a net loss of $288,006.  Our opinion on the consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the period from May 5, 1998 (inception), to August 31, 2006, insofar as it relates to amounts for prior periods through August 31, 2004, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octillion Corp. and Subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

November 21, 2006

Seattle, Washington

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2006 AND 2005
(Expressed in U.S. Dollars)

	2006	2005

ASSETS

Current Assets
Cash	$247,492	$27,708
Prepaid expenses	1,496	-
	248,988	27,708

Equipment, net (Note 4)	1,080	468

Total Assets	$250,068	$28,176

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$12,866	$32,992
Accounts payable - related party (Note 5)	30,000	30,000
Promissory note payable - related party (Note 5)	-	100,000

Total Liabilities	42,866	162,992

Stockholders' Equity (Deficiency)
Authorized:
1,000,000 preferred shares, with par value of $0.10 per share
100,000,000 common shares, with par value of $0.001 per share
Issued: 44,124,600 common shares (2005: 41,124,600 shares)	44,125	41,125
Additional paid-in capital	712,207	215,207
Deficit accumulated during the development stage	(549,130)	(391,148)
Total Stockholders' Equity (Deficiency)	207,202	(134,816)

Total Liabilities and Stockholders' Equity (Deficiency)	$250,068	$28,176

Nature and continuance of operations - Note 1
Commitments - Note 4

(The accompanying notes are an integral part of these consolidated financial statements)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2006
(Expressed in U.S. Dollars)

	Cumulative	Year	Year
	May 5, 1998	Ended	Ended
	(inception) to	August 31,	August 31,
	August 31, 2006	2006	2005

Expenses
Foreign exchange loss	$2,768	$773	$(166)
Management fees - related party	203,074	-	-
Option fee	2,000	-	2,000
Professional fees	137,829	63,181	39,900
Research and development (Note 3)	131,379	81,379	50,000
Travel and entertainment	39,068	3,633	349
Other operating expenses	40,714	16,094	11,683
Loss from operations	556,832	165,060	103,766

Other income
Interest	7,702	7,078	624

Net loss for the period	$(549,130)	$(157,982)	$(103,142)

Loss per share:
Basic and diluted		$(0.004)	$(0.003)

Weighted average number of
common shares outstanding:
Basic and diluted		42,012,270	41,124,600

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2006
(Expressed in U.S. Dollars)

						Deficit accumulated
	Preferred Stock		Common Stock		Additional	during the	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	development stage	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	150,000

Net loss for the period	-	-	-	-	-	(12,326)	(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	(12,326)	140,674

Net loss for the year	-	-	-	-	-	(77,946)	(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	(90,272)	62,728

Net loss for the year	-	-	-	-	-	(12,446)	(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	(102,718)	50,282

Net loss for the year	-	-	-	-	-	(12,904)	(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	(115,622)	37,378

Net loss for the year	-	-	-	-	-	(54,935)	(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	(170,557)	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share on December 19, 2002	-	-	24,000,000	24,000	56,000	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share on March 18, 2003	-	-	6,999,600	7,000	16,332	-	23,332

Net loss for the year	-	-	-	-	-	(97,662)	(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	(268,219)	(11,887)

Net loss for the year	-	-	-	-	-	(19,787)	(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	(288,006)	(31,674)

Net loss for the year	-	-	-	-	-	(103,142)	(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	(391,148)	(134,816)

Issuance of common stock
and warrants at $0.17 per share on
May 16, 2006	-	-	3,000,000	3,000	497,000	-	500,000

Net loss for the year	-	-	-	-	-	(157,982)	(157,982)

Balance, August 31, 2006	-	$-	44,124,600	$44,125	$712,207	$(549,130)	$207,202

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM THE YEARS ENDED AUGUST 31, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2006
(Expressed in US Dollars)

	Cumulative	Year	Year
	May 5, 1998	Ended	Ended
	(inception) to	August 31,	August 31,
	August 31, 2006	2006	2005

Cash flows used in operating activities
Net loss for the period	$ (549,130)	$ (157,982)	$ (103,142)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	2,565	374	332
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- increase in prepaid expenses	(1,496)	(1,496)	-
- increase (decrease) in accounts payable and accrued liabilities	12,866	(20,126)	26,692
- increase in accounts payable - related party	30,000	-	-
Net cash used in operating activities	(398,863)	(179,230)	(76,118)

Cash flows from investing activities
Purchase of equipment	(3,645)	(986)	-
Net cash flows used in investing activities	(3,645)	(986)	-

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants	650,000	500,000	-
Repayment of promissory note	(155,000)	(150,000)	(5,000)
Proceeds from promissory notes	155,000	50,000	105,000
Net cash flows provided by financing activities	650,000	400,000	100,000

Increase in cash	247,492	219,784	23,882

Cash - beginning of period	-	27,708	3,826

Cash - end of period	$ 247,492	$247,492	$ 27,708

Supplemental cash flow information:
Interest paid in cash	$9,844	$ 9,844	$ -
Income taxes paid in cash	$-	$ -	$ -

Supplemental noncash transaction:
Accrued management fees converted to equity	$103,332	$ -	$ -

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.

(a development stage company)

Notes to Consolidated Financial Statements

August 31, 2006 and 2005

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MicroChannel Technologies Corporation (“MicroChannel”) and Sungen Energy, Inc. (“Sungen”). MicroChannel was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed its name to MicroChannel on April 4, 2005. MicroChannel has no assets and no liabilities. Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies. Among the Company’s current research and development activities are the development of 1) a patent-pending technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and 2) technologies and products for peripheral and optic nerve damage and nerve regeneration.

The Company has not generated any revenues and has incurred losses of $549,130 since inception. The Company has incurred a loss of $157,982 during the year ended August 31, 2006. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

To meet these objectives, the Company completed a private placement for gross proceeds of $500,000 (Note 5) and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Significant Accounting Policies

(a) Principles of Accounting

These financial statements have been prepared by management in accordance with the United States generally accepted accounting principles (US GAAP).

(b) Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, MicroChannel Technologies Corporation and Sungen Energy, Inc.  All significant intercompany balances and transactions have been eliminated.

(c) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgement include fixed assets and related party transactions. Actual results can differ from those estimates and assumptions.

(d) Foreign Currency Transactions

The Company is located and operates outside of the United States of America.  It maintains its accounting records in U.S. dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(e) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of August 31, 2006 and 2005.

(f) Equipment

Equipments are initially recorded at cost and are depreciated under the straight-line method over their estimated useful life as follows:

Computer equipment	2 years
Office equipment	2 years

Repairs and maintenance are charged to operations as incurred.

(g) Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(h) Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(i) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities, accounts payable - related party and promissory note payable – related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(j) Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(k) Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share.  Diluted loss per share is equivalent to basic loss per share because consideration of dilutive securities would produce an antidilutive effect.

All share and per share amounts reflect the 3 for 1 stock split effected September 1, 2006.

(l) Intangible Assets

The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

(m) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended August 31, 2006 and 2005.

(n) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(o) New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The Company has not yet determined the impact of applying FAS 158.

3. Option interest

(a) Nerve Regeneration Technologies

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

•

provide $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve Regeneration” with $50,000 (paid) due within 90 days of execution of the Agreement and four equal instalments of $26,460 each due by January 31, 2006 (paid), April 30, 2006 (paid), July 31, 2006 (paid) and October 31, 2006;

•

contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.

As of August 31, 2006, the Company has paid $131,379 to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

(b) Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents.

The period of performance of the Research Agreement is for three years until August 22, 2008 and the Company has to pay $219,201 for the performance of the project, with $2,000 payable upon execution of the agreement (accrued), first installment of $27,150 payable on September 23, 2006 and the remaining 7 of $27,150 each payable every three months thereafter.

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not to exceed 5% and $100,000 respectively.

As of August 31, 2006, the Company has accrued $2,000 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

4. Equipment

	2006	2005

Computer equipment	$2,486	$1,500
Office equipment	1,159	1,159
	3,645	2,659
Less: accumulated depreciation	(2,565)	(2,191)
	$1,080	$468

Depreciation expense charged to operations was $374 (2005: $332) for the year ended August 31, 2006.

5. Capital Stock

On May 17, 2006, the Company had completed a non-brokered private placement of 3,000,000 units at $0.17 per unit for $500,000. Each unit consists of one share of common stock, one Class A non-redeemable warrant to purchase a share of common stock at $0.167 per share for a period of 24 months from the date of issuance, and one Class B non-redeemable warrant to purchase a share of common stock at $0.183 per share for a period of 36 months from the date of issuance. The proceeds allocated to the class A warrants were $155,009 and the class B warrants were $163,572.

At August 31, 2006 and 2005, there were 1,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

6. Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price
Class A Warrants

Balance, September 1, 2005	-	$-
Granted	3,000,000	0.167
Balance, August 31, 2006	3,000,000	0.167

Class B Warrants

Balance, September 1, 2005	-	$ -
Granted	3,000,000	0.183
Balance, August 31, 2006	3,000,000	0.183

As of August 31, 2006, 1,000,000 Class A warrants were outstanding which entitle the holders to purchase 3,000,000 common shares of the Company at $0.167 each expiring on May 17, 2008 and 3,000,000 Class B warrants were outstanding which entitle the holders to purchase 3,000,000 common shares of the Company at $0.183 each expiring on May 17, 2009.

7. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the years ended August 31, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable - related party is a promissory note of $100,000 payable to a former director and shareholder of the Company. The amount bears interest at 8.75% per annum, unsecured and was repaid on April 27, 2006 with accrued interest of $8,750. The Company also borrowed $50,000 from the same shareholder on January 23, 2006 bearing interest at 8.75% per annum and the amount was repaid on April 23, 2006 with accrued interest of $1,094. On December 13, 2004, the Company borrowed $5,000 from Terri DuMoulin, our current president at zero percent interest and issued a 12 month promissory note, which was repaid in full on May 24, 2005.

As of August 31, 2006 and 2005, respectively, there were  39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

8. Income Taxes

(a) The Company has net losses for tax purposes totaling approximately $482,000 (2005 – $320,000) which may be applied against future taxable income, and will expire starting 2019 through 2028.  Accordingly, there is no tax expense for the years ended August 31, 2006 and 2005. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

(b) The tax effects of temporary difference that gives rise to the Company’s deferred tax asset are as follows:

	2006	2005

Tax loss carryforwards	$168,700	$112,000
Valuation allowance	(168,700)	(112,000)
	$-	$-

(c) The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended August 31, 2006 and 2005:

	2006	2005

Income tax benefit at statutory rate	$(56,700)	$(36,000)
Change in valuation allowance	56,700	36,000
	$-	$-

9. Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a: CONTROLS AND PROCEDURES

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

Our board of directors perform the equivalent function of an audit committee.  Our board of directors has determined that it does not have a member of its committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

TERRI DUMOULIN, (Age 40):  President, Chief Executive Officer, Chief Financial Officer, Director.  From August 2000 through August 2002, Ms. DuMoulin worked as a licensed investment advisor and trader specializing in institutional and high net worth investors at Golden Capital Securities Ltd. From August 2002 to March 2003, Ms. DuMoulin has served as a director and secretary of Greystoke Venture Capital, Inc. From December 2000, Ms. DuMoulin also served as a director and President of Edeal.net, Inc. and Director of Entheos Technologies Inc., each a reporting issuer.  She resigned from both companies January 2005.   Ms. DuMoulin has served as a Director of the Company since February 17, 2003 through January 2005, while serving as an officer, director and employee of other companies. Since January of 2005 Ms. DuMoulin has devoted her full time and efforts on our behalf.

PATTIANN HIRANANDANI, (Age 48):  Director.  From July 1998 through May 2002, Mrs. Hiranandani served as Distributor-Regional-Divisional Sales Manager with Goldwell USA, Inc.  From June 2002 through April 2003, Mrs. Hiranandani concluded a brief hiatus.  Since May 2003 through May 2005, Mrs. Hiranandani was responsible for marketing biologic bone graft products and procedures to orthopedic spine, neuro and sports medicine surgeons in the Greater Phoenix, Arizona region for BioAlliance/Wright Medical Technologies.  Mrs. Hiranandani has served as a director of the Company since June 3, 2005.

TAREQ GHAZALEH, (Age 32):  Secretary, Treasurer, Director.  Mr. Ghazaleh earned a CPA (Certified Public Accounting) designation from the University of Illinois, Chicago in 1998. From August 1997 through August 1999, Mr. Ghazaleh served as general accountant with North Carolina Subs, Inc. Mr. Ghazaleh was a tenured Assistant Controller with The Hynes Group (USA-Canada) from August 1999 through October 2003. Between October 2003 and August 2005, Mr. Tareq Ghazaleh served as Divisional Controller at Bakers Delight Holdings International and Canadian Business, overseeing internal control systems, management information systems and cash flow management. Since September, 2005, Mr. Ghazaleh has served as the financial controller for Unique Real Estate Accomodations, Inc., an organization that provides short and long term living accommodations.  Mr. Ghazaleh holds positions with us while employed elsewhere. Mr. Ghazaleh has served as a Secretary, Treasurer and director of the Company since April 22, 2002.

KAIYO NEDD, (AGE 33), Director.  Since 2001 to present, Dr. Nedd has been practicing family medicine. Since 2002 to present, Dr. Nedd has also been a clinical teacher for foreign medical students. Additionally, since 2005 to present, he has been a speaker for the pharmaceutical industry and conducts a series of lectures to physicians on current therapeutic issues, as well as conducting leading edge clinical therapeutics research in HIV, diabetes and hypertension. Dr. Nedd holds a Bachelor of Science degree (Cell Biology and Genetics) from the University of British Columbia and a Doctor of Medicine from Howard University in Washington, DC. Dr. Need has served as a director of the Company since October 9, 2006.

HARMEL S. RAYAT, (Age 45). Director.  Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations, From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Prior thereto, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to a wide range of emerging growth corporations.  During the past five years, Mr. Rayat has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, PhytoMedical Technologies, Inc. (currently chief financial officer, director, and majority stockholder), HepaLife Technologies, Inc. (currently chief financial officer, director, and majority stockholder), Entheos Technologies, Inc. (currently president, director, and majority stockholder), and International  Energy, Inc. (currently secretary, treasurer, director and majority stockholder). Mr. Rayat has served as a director of the Company since September 8, 2006.

Except as set forth below, none of the corporations or organizations with whom our directors are affiliated with is a parent, subsidiary or other affiliate of ours. Mr. Rayat is an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., HepaLife Technologies, Inc., Entheos Technologies, Inc. and International Energy, Inc.

With the exception of Tareq Ghazaleh, who is the brother-in-law of Mr. Harmel Rayat, a current director of the Company, there are no family relationships between any of our current or former directors, executive officers and other key personnel.

There are no arrangements or understandings between him and any other person(s) (naming such person(s)) pursuant to which he was or is to be selected as a director or nominee.

Except as set forth below, during the past five years none of our directors, executive officers, promoters or control persons have been:

(a)

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of ours (collectively the “respondents”), consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. The matter related to the public resale by EquityAlert of securities received as compensation from or on behalf of issuers for whom EquityAlert and Innotech provided  public relation and stock advertising services; Mr. Rayat was the president of Innotech and Equity Alert was the wholly-owned subsidiary of Innotech at the time.

The U.S. Securities & Exchange Commission contended and alleged that Equity Alert had received the securities from persons controlling or controlled by the issuer of the securities, or under direct or indirect common control with such issuer with a view toward further distribution to the public; as a result, the U.S. Securities & Exchange Commission further alleged that the securities that Equity Alert had received  were restricted securities, not exempt from registration, and hence could not be resold to the public within a year of their receipt absent registration; and, accordingly,  the U.S. Securities & Exchange Commission further alleged, since Equity Alert effected the resale within a year of its acquisition of the securities, without registration, such resale violated Sections 5(a) and 5(c) of the Securities Act.

Without admitting or denying any of the findings and/or allegations of the U.S. Securities & Exchange Commission the respondents agreed, on October 23, 2003 to cease and desist, among other things, from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended August 31, 2006, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the year ended August 31, 2006 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position

Year

Salary

Bonus        Other

   Granted

Compensation

Terri DuMoulin

2006

$0

$0

$0

     0

$0

President, CEO,

2005

$0

$0

$0

     0

$0

Chief Financial Officer

2004

$0

$0

$0

     0

$0

and Director

Tareq Ghazaleh

2006

$0

$0

$0

     0

$0

Secretary, Treasurer

2005

$0

$0

$0

     0

$0

and Director

2004

$0

$0

$0

     0

$0

Pattiann Hiranandani

2006

$0

$0

$0

     0

$0

Director

2005

$0

$0

$0

     0

$0

2004

$0

$0

$0

     0

$0

Kesar Dhaliwal (1)

2006

$0

$0

$0

     0

$0

Director

2005

$0

$0

$0

     0

$0

2004

$0

$0

$0

     0

$0

Sandra Dunn (2)

2006

$0

$0

$0

     0

$0

Director

2005

$0

$0

$0

     0

$0

2004

$0

$0

$0

     0

$0

(1)  Kesar Dhaliwal resigned on August 14, 2006

(2)  Sandra Dunn resigned on March 15, 2006

Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. During the years ended August 31, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

Stock Option Grants in Last Fiscal Year

None.

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

None.

Changes in Control

There are no understandings or agreements, aside from the transaction completed and described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 7, 2006, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Terri DuMoulin

24,000,000

52%

123 – 1628 West First Avenue

Vancouver, BC  V6J 1G1

Tareq Ghazaleh

0

0%

123 – 1628 West First Avenue

Vancouver, BC  V6J 1G1

Pattiann Hiranandani

0

0%

123 – 1628 West First Avenue

Vancouver, BC  V6J 1G1

Harmel S. Rayat

15,999,600

35%

123 – 1628 West First Avenue

Vancouver, BC  V6J 1G1

Kaiyo Nedd

0

0%

123 – 1628 West First Avenue

Vancouver, BC  V6J 1G1

Directors and Executive Officers

39,999,600

87%

as a group (5 persons)

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the years ended August 31, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

Management fee of $30,000 is accrued in accounts payable for fiscal years 2006 and 2005 to the president of the Company for the services rendered in fiscal year 2003.

Promissory note payable - related party is a promissory note of $100,000 payable to a former director and shareholder of the Company. The amount bears interest at 8.75% per annum, unsecured and was repaid on April 27, 2006 with accrued interest of $8,750. The Company also borrowed $50,000 from the same shareholder on January 23, 2006 bearing interest at 8.75% per annum and the amount was repaid on April 23, 2006 with accrued interest of $1,094. On December 13, 2004, the Company borrowed $5,000 from Terri DuMoulin, our current president at zero percent interest and issued a 12 month promissory note, which was repaid in full on May 24, 2005.

As of August 31, 2006 and 2005, respectively, there were 39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Mr. Harmel S. Rayat is also an officer, director and shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

ITEM 13:  EXHIBITS

(a)  The following exhibits are filed as part of this Annual Report:

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

August 28, 2006:  On August 25, 2006, Octillion Corp., through its wholly owned subsidiary, Sungen Energy, Inc., entered into a Sponsored Research Agreement with the University of Illinois.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young, LLP served as the Company's independent accountants from May 5, 2005 until their dismissal in March 2006.  The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  August  31, 2006 and August 31, 2005 were $4,682 and $0 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2006 and 2005 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2006 and 2005 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 29th day of November, 2006.

Octillion Corp.

/s/ Terri DuMoulin

Terri DuMoulin

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

President, Chief Executive Officer

November 29, 2006

Terri DuMoulin

Chief Financial Officer, Director

/s/ Tareq Ghazaleh

Director, Secretary/Treasurer

November 29, 2006

Tareq Ghazaleh

/s/ Pattiann Hiranandani

Director

November 29, 2006

Pattiann Hiranandani

/s/ Kaiyo Nedd

Director

November 29, 2006

Kaiyo Nedd

/s/ Harmel S. Rayat

Director

November 29, 2006

Harmel S. Rayat