Form 10QSB
period 2006-11-30
OCTILLION CORP
filed 2007-01-16
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2006

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

OCTILLION CORP. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-127953

(Commission File Number)

59-3509694

(I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, V6J 1G1

(Address of principal executive offices)

(800) 213-0689

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

Yes  [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of January 11, 2007, there were 49,374,600 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED NOVEMBER 30, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three Months Ended November 30, 2006 and 2005,

and For the Period from Inception (May 5, 1998) to November 30, 2006

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to November 30, 2006

Interim Unaudited Consolidated Statements of Cash Flows

7

For the Three Months Ended November 30, 2006 and 2005, and For the Period

from Inception (May 5, 1998) to November 30, 2006

Notes to Interim Unaudited Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission of Matters to a Vote of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits and Reports on Form 8-K

23

Signatures

24

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
November 30, 2006
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

November 30, 2006

ASSETS

Current Assets
Cash	$337,302
Prepaid expenses	-
337,302

Equipment (Note 5)	876

Total Assets	$338,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$173,395
Accounts payable - related party (Note 8)	30,000

Total Liabilities	203,395

Stockholders' Equity
Authorized:
100,000,000 preferred shares, with par value of $0.10 per share
1,000,000 common shares, with par value of $0.001 per share
Issued: 47,694,600 common shares	47,695
Additional paid-in capital	1,313,137
Subscription receivable	(229,500)
Deficit accumulated during the development stage	(996,549)
Total Stockholders' Equity	134,783

Total Liabilities and Stockholders' Equity	$338,178

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2006
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Cumulative
	May 5, 1998	Three Months	Three Months
	(inception) to	Ended	Ended
	November 30, 2006	November 30, 2006	November 30, 2005

Expenses
Foreign exchange loss	$2,875	$107	$193
Management fees - related party	203,074	-	-
Option fee	2,000	-	-
Professional fees	144,884	7,055	18,358
Research and development (Note 4)	184,989	53,610	-
Investor relations	380,970	380,970	-
Travel and entertainment	44,279	5,211	3,140
Other operating expenses	43,520	2,806	4,255
Loss from operations	1,006,591	449,759	25,946

Other income
Interest	10,042	2,340	149

Net loss for the period	$(996,549)	$(447,419)	$(25,797)

Loss per share:
Basic and diluted		$(0.010)	$(0.001)

Weighted average number of
common shares outstanding:
Basic and diluted		44,598,996	41,124,600
(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2006
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

							Deficit accumulated
	Preferred Stock		Common Stock		Additional	Subscription	during the	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	receivable	development stage	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)		$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875		-	150,000

Net loss for the period	-	-	-	-	-		(12,326)	(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875		(12,326)	140,674

Net loss for the year	-	-	-	-	-		(77,946)	(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875		(90,272)	62,728

Net loss for the year	-	-	-	-	-		(12,446)	(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875		(102,718)	50,282

Net loss for the year	-	-	-	-	-		(12,904)	(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875		(115,622)	37,378

Net loss for the year	-	-	-	-	-		(54,935)	(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875		(170,557)	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000		-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332		-	23,332

Net loss for the year	-	-	-	-	-		(97,662)	(97,662)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207		(288,006)	(31,674)

Net loss for the year	-	-	-	-	-		(103,142)	(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207		(391,148)	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000		-	500,000

Net loss for the year	-	-	-	-	-		(157,982)	(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	207,202

Exercise of Class A Warrants at $0.167
per share on November 10, and 14, 2006	-	-	3,000,000	3,000	497,000	-	-	$500,000

Exercise of Class B Warrants at $0.183
per share on November 29, 2006	-	-	570,000	570	103,930	-	-	104,500

Subscription receivable for 750,000 shares at
$0.167 per share on exercise of Class A Warrants		-	-	-	-	(125,000)	-	(125,000)

Subscription receivable for 570,000 shares at
$0.183 per share on exercise of Class B Warrants		-	-	-	-	(104,500)	-	(104,500)

Net loss for the period	-	$ -	-	$ -	$-	$-	$ (447,419)	$ (447,419)

Balance, November 30, 2006	-	$ -	47,694,600	$47,695	$1,313,137	$(229,500)	$(996,549)	$134,783

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2006
(Expressed in US Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Cumulative	Three Months	Three Months
	May 5, 1998	Ended	Ended
	(inception) to	November 30,	November 30,
	November 30, 2006	2006	2005

Cash flows used in operating activities
Net loss for the period	$(996,549)	$(447,419)	$(25,797)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	2,769	204	83
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- decrease in prepaid expenses	-	1,496	-
- increase in accounts payable and accrued liabilities	173,395	160,529	10,371
- increase in accounts payable - related party	30,000	-	-
Net cash used in operating activities	(684,053)	(285,190)	(15,343)

Cash flows from investing activities
Purchase of equipment	(3,645)	-	-
Net cash flows used in investing activities	(3,645)	-	-

Cash flows from financing activities
Proceeds from the issuance of common stock	1,025,000	375,000	-
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	-
Net cash flows provided by financing activities	1,025,000	375,000	-

Increase in cash	337,302	89,810	(15,343)

Cash - beginning of period	-	247,492	27,708

Cash - end of period	$337,302	$337,302	$12,365

Supplemental cash flow information:
Interest paid in cash	$9,844	$ -	$-
Income taxes paid in cash	$ -	$ -	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$ -	$ -

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.

(a development stage company)

Notes to Interim Unaudited Consolidated Financial Statements

November 30, 2006 and 2005

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

The Company has not generated any revenues and has incurred losses of $996,549 since inception. The Company has incurred a loss of $447,419 during the three-month period ended November 30, 2006. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

To meet these objectives, the Company completed a private placement for gross proceeds of $500,000 on May 16, 2006 and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2006, and the results of operations and cash flows for the three months ended November 30, 2006, and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements should be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

3. Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Effective September 1, 2006 the company enacted a 3 for 1 stock split.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. The computation of basic and diluted loss per share is as follows:

	Three months ended
	November 30,
	2006	2005
Numerator - net loss available to common
stockholders	$(447,419)	$(25,797)

Denominator - weighted average number of
common shares outstanding	44,598,996	41,124,600

Basic and diluted loss per common share	$ (0.010)	$ (0.001)

4. Option interest

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

• provide $155,839 to support the research project entitled “Conduits with Micropatterned Film for Peripheral Nerve Regeneration” with $50,000 (paid) due within 90 days of execution of the Agreement and four equal installments of $26,460 each due by January 31, 2006 (paid), April 30, 2006 (paid), July 31, 2006 (paid) and October 31, 2006 (paid in November 2006);

• contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.

As of November 30, 2006, the Company has paid $155,839 to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

(b) Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for three years until August 22, 2008 and the Company has to pay $219,201 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 7 of $27,150 each payable every three months thereafter.

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not to exceed 5% and $100,000 respectively.

As of November 30, 2006, the Company has paid $29,150 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

5. Equipment

November 30, 2006

Computer equipment	$2,486
Office equipment	1,159
3,645
Less: accumulated depreciation	(2,769)
$ 876

Depreciation expense charged to operations was $204 (2005: $83) for the three months ended November  30, 2006.

6. Capital Stock

At November 30, 2006 there were 1,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

7. Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price
Class A Warrants

Balance, September 1, 2006	3,000,000	$0.167
Exercised	(3,000,000)	0.167
Balance, November 30, 2006	-

Class B Warrants

Balance, September 1, 2006	3,000,000	$0.183
Exercised	(570,000)	0.183
Balance, November 30, 2006	2,430,000	0.183

As of November 30, 2006, 2,430,000 Class B warrants were outstanding which entitle the holders to purchase 2,430,000 common shares of the Company at $0.183 each expiring on May 17, 2009.

8. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three months periods ended November 30, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

A management fee of $30,000 is accrued in accounts payable at November 30, 2006, and is due to the president of the Company for the services rendered in fiscal year 2003.

As of November 30, 2006, there were  39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Mr. Harmel S. Rayat is also a director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

9. Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

10. Subsequent Event

In December 2006, warrants to purchase a total of 1,680,000 shares of common stock, having an aggregate exercise price of $308,000, were exercised.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending November 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As of November 30, 2006, the Company had a cash balance of $337,302. The Company has financed its operations primarily through cash on hand and warrant exercises during the three months ended November 30, 2006.

Net cash flows used in operating activities was $285,190, for the three month period ending November 30, 2006, compared to net cash flows used of $15,343 for the same period in 2005, primarily due to increases in investor relation costs and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $375,000 for the three months period ending November 30, 2006, compared to $0 for the same period in 2005. The Company has financed its operations primarily from cash on hand, and warrant exercises.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three months periods ended November 30, 2006 and 2005, the current president and directors provided services to the Company for no compensation.

A management fee of $30,000 is accrued in accounts payable at November 30, 2006, and is due to the president of the Company for the services rendered in fiscal year 2003.

As of November 30, 2006, there were  39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Mr. Harmel S. Rayat is also a director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

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

We May Require Additional Financing To Sustain Our Operations And Research Sponsorship Commitments.

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

As of January 11, 2007, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, beneficially own approximately 81% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Nevada law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

September 14, 2006: On September 8, 2006, the Company announced the appointment of Mr. Harmel S. Rayat to its Board of Directors. On September 11, 2006, Octillion Corp. issued a news release to announce that it has entered into a Sponsored Research Agreement with scientists at the University of Illinois in Urbana-Champaign for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity.

October 10, 2006: On October 9, 2006, the Company announced the appointment of Dr. Kaiyo Nedd to its Board of Directors.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 11th day of January, 2007.

Octillion Corp.

/s/ Terri DuMoulin

Terri DuMoulin

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

President, Chief Executive Officer

January 11, 2007

Terri DuMoulin

Principal Financial Officer, Director