Form 10QSB
period 2007-02-28
OCTILLION CORP
filed 2007-04-13
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2007

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of April 10, 2007, there were 49,374,600 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED FEBRUARY 28, 2007

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet at February 28, 2007

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three and Six Months Ended February 28, 2007 and 2006,

and For the Period from Inception (May 5, 1998) to February 28, 2007

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to February 28, 2007

Interim Unaudited Consolidated Statements of Cash Flows

6

For the Six Months Ended February 28, 2007 and 2006, and For the Period

from Inception (May 5, 1998) to February 28, 2007

Notes to Interim Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

21

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission of Matters to a Vote of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits and Reports on Form 8-K

23

Signatures

24

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
February 28, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

February 28, 2007

ASSETS

Current Asset
Cash and cash equivalents	$594,223

Equipment (Note 5)	698

Total Assets	$594,921

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$8,824
Accounts payable - related party (Note 8)	30,000

Current Liabilities	38,824

Stockholders' Deficiency
Authorized:
100,000,000 preferred shares, with par value of $0.10 per share
1,000,000 common shares, with par value of $0.001 per share
Issued: 49,374,600 common shares	49,375
Additional paid-in capital	1,619,457
Deficit accumulated during the development stage	(1,112,735)
Total Stockholders' Deficiency	556,097

Total Liabilities and Stockholders' Deficiency	$594,921

Nature and continuance of operations - Note 1

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Cumulative
	May 5, 1998	Three months ended		Six months ended
	(inception) to	February 28,	February 28,	February 28,	February 28,
	February 28, 2007	2007	2006	2007	2006

Expenses
Foreign exchange loss	3,108	233	465	340	658
Management fees - related party	203,074	-	-	-	-
Option fee	2,000	-	-	-	-
Professional fees	157,652	12,768	33,813	19,823	52,171
Research and development (Note 4)	212,139	27,150	26,460	80,760	26,460
Investor relations	446,830	65,860	-	446,830	-
Travel and entertainment	48,780	4,501	-	9,712	3,140
Other operating expenses	56,492	12,972	4,850	15,778	9,105
Loss from operations	1,130,075	123,484	65,588	573,243	91,534

Other income
Interest	17,340	7,298	133	$9,638	$282

Net loss for the period	$(1,112,735)	$(116,186)	$(65,455)	$(563,605)	$(91,252)

Loss per share:
Basic and diluted		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted		49,217,133	41,124,600	46,895,307	41,124,600

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)

						Deficit
	Preferred Stock		Common Stock			accumulated during the	Total stockholders'
	Shares	Amount	Shares	Amount	Additional paid-in capital	development stage	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	150,000

Net loss for the period	-	-	-	-	-	(12,326)	(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	(12,326)	140,674

Net loss for the year	-	-	-	-	-	(77,946)	(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	(90,272)	62,728

Net loss for the year	-	-	-	-	-	(12,446)	(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	(102,718)	50,282

Net loss for the year	-	-	-	-	-	(12,904)	(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	(115,622)	37,378

Net loss for the year	-	-	-	-	-	(54,935)	(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	(170,557)	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	23,332

Net loss for the year	-	-	-	-	-	(97,662)	(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	(268,219)	(11,887)

Net loss for the year	-	-	-	-	-	(19,787)	(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	(288,006)	(31,674)

Net loss for the year	-	-	-	-	-	(103,142)	(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	(391,148)	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	500,000

Net loss for the year	-	-	-	-	-	(157,982)	(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	(549,130)	207,202

Exercise of Class A Warrants at $0.167
per share on November 10 and 14, 2006	-	-	3,000,000	3,000	497,000	-	500,000

Exercise of Class B Warrants at $0.183
per share on November 29, 2006	-	-	570,000	570	103,930	-	104,500

Exercise of Class B Warrants at $0.183
per share on December 5 and 8, 2007	-	-	1,680,000	1,680	306,320	-	308,000

Net loss for the period	-	-	-	-	-	(563,605)	(563,605)

Balance, February 28, 2007	-	-	49,374,600	$49,375	$1,619,457	$(1,112,735)	$556,097

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2007
(Expressed in US Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)

	Cumulative	Six Months	Six Months
	May 5, 1998	Ended	Ended
	(inception) to	February 28,	February 28,
	February 28, 2007	2007	2006

Cash flows used in operating activities
Net loss for the period	$(1,112,735)	$(563,605)	$(91,252)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	2,947	382	166
- common stock issued for services	3,000	-	-
- common stock issued for settlement of management fees	103,332	-	-
Changes in non-cash working capital items:
- increase in prepaid expenses	-	1,496	-
- increase (decrease) in accounts payable and accrued liabilities	8,824	(4,042)	37,184
- increase in accounts payable - related party	30,000	-	-
Net cash used in operating activities	(964,632)	(565,769)	(53,902)

Cash flows from investing activities
Purchase of equipment	(3,645)	-	-
Net cash flows used in investing activities	(3,645)	-	-

Cash flows from financing activities
Proceeds from the issuance of common stock	1,562,500	912,500	-
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	50,000
Net cash flows provided by financing activities	1,562,500	912,500	50,000

Increase in cash and cash equivalents	594,223	346,731	(3,902)

Cash and cash equivalents - beginning of period	-	247,492	27,708

Cash and cash equivalents - end of period	$594,223	$594,223	$23,806

Supplemental cash flow information:
Interest paid in cash	$9,844	$-	$-
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.

(a development stage company)

Notes to Interim Unaudited Consolidated Financial Statements

February 28, 2007 and 2006

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

The Company has not generated any revenues and has incurred losses of $1,112,735 since inception. The Company has incurred a loss of $563,605 during the six-month period ended February 28, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

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

2. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2007, and the results of operations and cash flows for the six months ended February 28, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's 2006 Annual Report on Form 10-KSB.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

3. Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Effective September 1, 2006, the Company enacted a 3 for 1 forward stock split.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. The computation of basic and diluted loss per share is as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Numerator - net loss available to common
stockholders	$(116,186)	(65,455)	(563,605)	(91,252)

Denominator - weighted average number of
common shares outstanding	49,217,133	41,124,600	46,895,307	41,124,600

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

• provide $155,839 to support the research project entitled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration” with $50,000 (paid) due within 90 days of execution of the Agreement and four equal installments of $26,460 each due by January 31, 2006 (paid), April 30, 2006 (paid), July 31, 2006 (paid) and October 31, 2006 (paid in November 2006);

• contingent upon satisfactory progress and success of above project, provide additional $73,166 for the project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration”.

On February 8, 2007, both parties agreed to extend the project period to June 1, 2007.

As of February 28, 2007, the Company has paid $155,839 to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

(b) Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for two years until August 22, 2008 and the Company has to pay $219,201 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 7 of $27,150 each payable every three months thereafter ($27,150 paid).

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not exceed 5% and $100,000, respectively.

As of February 28, 2007, the Company has paid $56,300 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

5. Equipment

	February 28, 2007	August 31, 2006

Computer equipment	$2,486	$2,486
Office equipment	1,159	1,159
	3,645	3,645
Less: accumulated depreciation	(2,947)	(2,565)
	$698	$1,080

Depreciation expenses charged to operations were $177 (2006: $83) and $382 (2006: $166) for the three-month and six-month periods ended February 28, 2007 respectively.

6. Preferred Stock

At February 28, 2007 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

7. Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price
Class A Warrants

Balance, September 1, 2006	3,000,000	$0.167
Exercised	(3,000,000)	0.167
Balance, February 28, 2007	-

Class B Warrants

Balance, September 1, 2006	3,000,000	$0.183
Exercised	(2,250,000)	0.183
Balance, February 28, 2007	750,000	0.183

As of February 28, 2007, 750,000 Class B warrants were outstanding which entitle the holders to purchase 750,000 common shares of the Company at $0.183 each expiring on May 17, 2009.

8. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and six-month periods ended February 28, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

A management fee of $30,000 is accrued in accounts payable at February 28, 2007, and is due to the president of the Company for the services rendered in fiscal year 2003.

As of February 28, 2007, there were  39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act.

Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Mr. Harmel S. Rayat is also a officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending February 28, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As of February 28, 2007, the Company had a cash balance of $594,223. The Company has financed its operations primarily through cash on hand and warrant exercises during the six months ended February 28, 2007.

Net cash flows used in operating activities was $565,769, for the six month period ending February 28, 2007, compared to net cash flows used of $53,902 for the same period in 2006, primarily due to increases in investor relation costs and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $912,500 for the six months period ending February 28, 2007, compared to $50,000 for the same period in 2006. The Company has financed its operations primarily from cash on hand and warrant exercises.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and six-month periods ended February 28, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

A management fee of $30,000 is accrued in accounts payable at February 28, 2007, and is due to the president of the Company for the services rendered in fiscal year 2003.

As of February 28, 2007, there were  39,999,600 shares held by two directors and a major shareholder of the Company that are considered "restricted shares" as that term is defined in Rule 144 as promulgated under the Securities Act. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 promulgated under the Securities Act.

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

As of April 10, 2007 our directors, executive officers, holders of more than 5% of our common stock, and their affiliates, beneficially own approximately 81% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Nevada law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We May Compete For the Time and Efforts Of Our Officers And Directors.

Our officers and directors are also officers and directors of other companies, and we may have to compete with the other companies for their time, attention and efforts.  None of our officers and directors anticipate devoting more than approximately twenty five (25%) percent of their time to our matters.   We currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us.

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

Enforceability Of Civil Liabilities Against Foreign Persons

We are a company  incorporated  under the laws of Nevada, but because we are a  company  headquartered  in  Canada,  our  investors  may  have  difficulty enforcing civil liabilities  under the U.S. federal  securities laws against our officers and  directors,  especially  because some of our directors and officers reside in Canada.  Because some of our assets are located  outside the U.S.,  it may be  difficult  for an  investor  to sue,  for any  reason,  us or any of our directors  or officers  through U.S. jurisdictions.  If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Canada. We are uncertain as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

December 7, 2006:  On November 28, 2006, Octillion Corp. issued a news release to announce that its research and development initiatives are well under way for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity.

December 14, 2006:  On December 11, 2006, Octillion Corp. issued a news release to announce that it is unaware of any developments concerning the business of the Company that could account for the recent  trading volatility of the Company’s common stock.

January 9, 2007: On January 3, 2007, Octillion Corp. issued a news release to announce its plans to enhance and expand its management team through the addition of individuals with in-depth knowledge of photovoltaic solar cell technology research, development of innovative, high performance photovoltaic products that can be manufactured in high volume with corresponding low costs, and particular experience in the commercialization of such technologies.

February 9, 2007: On February 8, 2007, MicroChannel Technologies Corporation, a wholly-owned subsidiary of Octillion Corp. agreed to extend its Sponsored Project Agreement with Iowa State University of Science and Technology (ISU) through June 1, 2007. On February 7, 2007, Octillion Corp. issued a news release to announce it has successfully achieved several milestones towards the realization of nanosilicon photovoltaic solar cell-based glass windows capable of generating electricity from sunlight

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 10th day of April, 2007.

Octillion Corp.

/s/ Harmel S. Rayat

Harmel S. Rayat

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

President, Chief Executive Officer

April 10, 2007

Harmel S. Rayat

Chief Financial Officer, Principal

Financial Officer, Director