Form 10QSB
period 2007-05-31
OCTILLION CORP
filed 2007-07-16
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2007

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of June 29, 2007, there were 51,124,600 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED MAY 31, 2007

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet at May 31, 2007

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three and Nine Months Ended May 31, 2007 and 2006,

and For the Period from Inception (May 5, 1998) to May 31, 2007

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to May 31, 2007

Interim Unaudited Consolidated Statements of Cash Flows

7

For the Nine Months Ended May 31, 2007 and 2006, and For the Period

from Inception (May 5, 1998) to May 31, 2007

Notes to Interim Unaudited Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

26

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3. Defaults Upon Senior Securities

28

Item 4. Submission of Matters to a Vote of Security Holders

28

Item 5. Other Information

28

Item 6. Exhibits and Reports on Form 8-K

28

Signatures

29

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

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
May 31, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)
May 31,
2007

ASSETS

Current Assets
Cash and cash equivalents	$1,073,526

Equipment, net (Note 5)	575

Total Assets	$1,074,101

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$82,476

Total Liabilities	82,476

Stockholders' Deficiency
Authorized:
1,000,000 preferred shares, with par value of $0.10 per share
100,000,000 common shares, with par value of $0.001 per share
Issued: 51,124,600 common shares	51,125
Additional paid-in capital	2,255,207
Accumulated other comprehensive income	(460)
Deficit accumulated during the development stage	(1,314,247)
Total Stockholders' Equity	991,625

Total Liabilities and Stockholders' Equity	$1,074,101

Nature and continuance of operations - Note 1

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
		(Unaudited)

	Cumulative
	May 5, 1998	Three months ended		Nine months ended
	(inception) to	May 31,	May 31,	May 31,	May 31,
	May 31, 2007	2007	2006	2007	2006

Expenses
Foreign exchange loss	3,400	292	(59)	632	599
Management fees - related party	203,074	-	-	-	-
Option fee	2,000	-	-	-	-
Professional fees	183,279	25,627	3,645	45,450	55,816
Research and development	239,289	27,150	26,460	107,910	52,920
Investor relations	598,345	151,515	-	598,345	-
Travel and entertainment	56,133	7,353	-	17,065	3,140
Other operating expenses	84,741	28,249	4,586	44,027	13,691
Loss from operations	1,370,261	240,186	34,632	813,429	126,166

Other income
Interest	26,014	8,674	3,635	18,312	3,917
Related party payable forgiven (Note 8)	30,000	30,000	-	30,000	-

Net loss for the period	$ (1,314,247)	$ (201,512)	$ (30,997)	$ (765,117)	$ (122,249)

Loss per share:
Basic and diluted		$ (0.004)	$ (0.001)	$ (0.016)	$ (0.003)

Weighted average number of
common shares outstanding:
Basic and diluted		50,034,926	41,646,339	47,953,347	41,300,424

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

							Deficit
	Preferred Stock		Common Stock		Additional	Accumulated other	accumulated during the	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	development stage	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-		$9,000,000	$9,000	$(6,000)			$$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875		-	150,000

Net loss for the period	-	-	-	-	-		(12,326)	(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875		(12,326)	140,674

Net loss for the year	-	-	-	-	-		(77,946)	(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875		(90,272)	62,728

Net loss for the year	-	-	-	-	-		(12,446)	(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875		(102,718)	50,282

Net loss for the year	-	-	-	-	-		(12,904)	(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875		(115,622)	37,378

Net loss for the year	-	-	-	-	-		(54,935)	(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875		(170,557)	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000		-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332		-	23,332

Net loss for the year	-	-	-	-	-		(97,662)	(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207		(268,219)	(11,887)

Net loss for the year	-	-	-	-	-		(19,787)	(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207		(288,006)	(31,674)

Net loss for the year	-	-	-	-	-		(103,142)	(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207		(391,148)	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000		-	500,000

Net loss for the year	-	-	-	-	-		(157,982)	(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207		(549,130)	207,202

Exercise of Class A Warrants at $0.167
per share	-	-	3,000,000	3,000	497,000		-	500,000

Exercise of Class B Warrants at $0.183
per share	-	-	3,000,000	3,000	547,000		-	550,000

Issuance of common stock
at $0.50 per share on April 23, 2007			1,000,000	1,000	145,044			146,044

Issuance of Warrants on April 23, 2007 (Note 7)					353,956			353,956

Foreign currency translation adjustments						(460)		(460)

Net loss for the period	-	-	-	-	-		(765,117)	(765,117)

Balance, May 31, 2007	-	$-	51,124,600	$51,125	$2,255,207	$(460)	$(1,314,247)	$991,625

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2007
(Expressed in US Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)
(Unaudited)

	Cumulative	Nine Months	Nine Months
	May 5, 1998	Ended	Ended
	(inception) to	May 31,	May 31,
	May 31, 2007	2007	2006

Cash flows used in operating activities
Net loss for the period	$(1,314,247)	$(765,117)	$ (122,249)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	3,070	505	250
- related party payable forgiven	(30,000)	(30,000)	-
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- increase in prepaid expenses	-	1,496	-
- increase (decrease) in accounts payable and accrued liabilities	82,476	69,610	(25,392)
- increase (decrease) in accounts payable - related party	30,000	-	-
- increase (decrease) in other receivable	-	-	(1,502)
Net cash used in operating activities	(1,122,369)	(723,506)	(148,893)

Cash flows from investing activities
Purchase of equipment	(3,645)	-	-
Net cash flows used in investing activities	(3,645)	-	-

Cash flows from financing activities
Proceeds from the issuance of common stock	2,200,000	1,550,000	500,000
Repayment of promissory note	(155,000)	-	(100,000)
Proceeds from promissory notes	155,000	-	-
Net cash flows provided by financing activities	2,200,000	1,550,000	400,000

Increase in cash and cash equivalents	1,073,986	826,494	251,107

Effect of foreign currency translation	(460)	(460)	-

Cash and cash equivalents - beginning of period	-	247,492	27,708

Cash and cash equivalents - end of period	$1,073,526	$1,073,526	$278,815

Supplemental cash flow information:
Interest paid in cash	$9,844	$-	$-
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued management fees converted to equity	$103,332	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUSIDIARIES

(a development stage company)

Notes to Interim Unaudited Consolidated Financial Statements

May 31, 2007

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MicroChannel Technologies Corporation (“MicroChannel”), Sungen Energy, Inc. (“Sungen”) and Octillion Technologies Limited (“Octillion Technologies”). MicroChannel was incorporated under the name MultiChannel Technologies Corporation on February 28, 2005 in the State of Nevada, and changed its name to MicroChannel on April 4, 2005. MicroChannel has no assets and no liabilities. Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office. All significant inter-company balances and transactions have been eliminated.

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

The Company has not generated any revenues and has incurred losses of $1,314,247 since inception. The Company has incurred a loss of $765,117 during the nine-month period ended May 31, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

To meet these objectives, the Company completed a private placement for gross proceeds of $500,000 on April 23, 2007 and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2007, and the results of operations and cash flows for the  three and nine months ended May 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

3. New Accounting Policy

(a) Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative expenses” in the statement of operations and were not material for the the three and nine months ended May 31, 2007.

4. Net Loss Per Common Share

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Numerator - net loss available to common
stockholders	$ (201,512)	$ (30,997)	$ (765,117)	$ (122,249)

Denominator - weighted average number of
common shares outstanding	50,034,926	41,646,339	47,953,347	41,300,424

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

5. Option interest

(a) Nerve Regeneration Technologies

On April 29, 2005, an Option Agreement (the “Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and the Company’s wholly-owned subsidiary, MicroChannel, pursuant to which the Company has acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On October 13, 2005, the Agreement has been amended to change the payment due dates. The consideration payable can be summarized as follows:

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

On February 8, 2007, both parties agreed to extend the project period to June 1, 2007. Contingent upon satisfactory progress and success of the "Conduits with Micropatterned Films for Peripheral Nerve Regeneration," research project.  The Company has also agreed to provide additional funds for a project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

As of May 31, 2007, the Company has paid $155,839 to support the research project. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

(b) Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for two years until August 22, 2008 and the Company has to pay $219,201 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 7 of $27,150 each payable every three months thereafter ($54,300 paid).

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not exceed 5% and $100,000, respectively.

As of May 31, 2007, the Company has paid $83,450 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

6. Equipment

	May 31,	August 31,
	2007	2006

Computer equipment	$ 2,486	$ 2,486
Office equipment	1,159	1,159
	3,645	3,645
Less: accumulated depreciation	(3,070)	(2,565)
	$ 575	$ 1,080

Depreciation expenses charged to operations were $123 (2006: $83) and $505 (2006: $250) for the three-month and nine-month periods ended May 31, 2007 respectively.

7. Capital Stock

At May 31, 2007 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

On April 23, 2007, the Company completed a private placement of 1,000,000 units at a price of $0.50 each for gross proceeds of $500,000. Each unit consists of one share of the Company’s common stock, one Class C non-redeemable warrant to purchase a share of common stock at $0.50 per share for a period of 18 months from date of issuance; one Class D non-redeemable warrant to purchase a share of common stock at $0.55 per share for a period of 24 months from date of issuance and one Class E non-redeemable warrant to purchase a share of common stock at $0.60 per share for a period of 36 months from date of issuance.  The allocated proceeds of the warrants issued was $106,112 for Class C, $119,150 for Class D and $128,694 for Class E.  The fair value of warrants issued as part of the private placement was determined using the Black Scholes model with weighted average assumptions as follows:

Risk free interest rate	4.55% - 4.76%
Expected life of options in years	1.5 to 3.0 years
Expected volatility	143.8% - 149.3%
Dividend per share	$0.00

8. Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price
Class A Warrants

Balance, September 1, 2006	3,000,000	$ 0.167
Exercised	(3,000,000)	0.167
Balance, May 31, 2007	-

Class B Warrants

Balance, September 1, 2006	3,000,000	$ 0.183
Exercised	(3,000,000)	0.183
Balance, May 31, 2007	-

Class C Warrants

Balance, September 1, 2006	-	$ -
Granted	1,000,000	0.500
Balance, May 31, 2007	1,000,000	0.500

Class D Warrants

Balance, September 1, 2006	-	$ -
Granted	1,000,000	0.550
Balance, May 31, 2007	1,000,000	0.550

Class E Warrants

Balance, September 1, 2006	-	$ -
Granted	1,000,000	0.600
Balance, May 31, 2007	1,000,000	0.600

As of May 31, 2007, the following warrants were outstanding:

(a) 1,000,000 Class C warrants which entitle the holders to purchase 1,000,000 common shares of the Company at $0.50 each expiring on October 23, 2008.

(b) 1,000,000 Class D warrants which entitle the holders to purchase 1,000,000 common shares of the Company at $0.55 each expiring on April 23, 2009.

(c) 1,000,000 Class E warrants which entitle the holders to purchase 1,000,000 common shares of the Company at $0.60 each expiring on April 23, 2010.

9. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and nine-month periods ended May 31, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

The Company’s former president released the Company of its commitment to pay the management fee payable of $30,000, which was included in accounts payable, and was due for the services rendered by the former president in fiscal year 2003.  As a result, the Company wrote off the management fee payable included in accounts payable during the quarter ended May 31, 2007.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the President and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $8,260 (2006: $nil) and $8,260 (2006: $nil) for the three-month and nine-month periods ended May 31, 2007 respectively.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

10. Segment Information

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending May 31, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

We were incorporated in the State of Nevada on May 5, 1998, with an authorized capital stock of 100,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, par value $0.10.  As of June 29, 2007, 51,124,600 shares of common stock were issued and outstanding; there are no preferred shares issued and outstanding.

Our corporate headquarters is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, V6J 1G1.  Our telephone number is (800) 213-0689.

We are a development stage technology company focused on the identification, acquisition and development of technologies and products which we believe have the potential for commercialization.  We conduct our operations through our wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), MicroChannel Technologies Corporation (“MicroChannel”) and Octillion Technologies Limited (“Octillion Technologies”).  Our strategy is to initially acquire rights to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

We currently are sponsoring the research and development of two technologies as follows:

UIUC Silicon Nanoparticle Energy Technology

On August 25, 2006, through its wholly owned subsidiary, Sungen, we entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”).

The process of producing silicon nanoparticles is supported by ten (10) issued US Patents, seven (7) pending US patents, two (2) issued foreign counterpart patents and nineteen (19) pending foreign counterpart patents. Collectively, such patents are referred to as the “UIUC Patents.” The initial term of the UIUC Sponsored Research Agreement expires on August 22, 2008; during this period we have agreed to advance a total of $219,201 to fund the research and development activities.

ISURF Nerve Regeneration Technology

On April 29, 2005, an Option Agreement (the “ISURF Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and our wholly-owned subsidiary, MicroChannel, pursuant to which we have acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF (the “ISURF Nerve Regeneration Technology”) and which is the subject of an issued US Patent (the “ISURF Patent”).  Contingent upon satisfactory progress and success of the "Conduits with Micropatterned Films for Peripheral Nerve Regeneration," research project, we have also agreed to provide additional funds for a project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

Plan of Operation

We are a development stage technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies.  We are conducting our operations through our wholly owned subsidiaries, MicroChannel, Sungen and Octillion Technologies.

Our business model is premised upon the use of established research infrastructure owned by the various institutions the Company deals with, saving significant capital which would otherwise be required for such things as land and building acquisition, equipment and furniture purchases, and other incidental start up costs. Our current research and development activities are focused on the development of the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology.

We have not generated any revenues and have incurred losses of $1,314,247 since inception. We do not anticipate any revenues from operations for the foreseeable future.  Accordingly, we will need to obtain financing from other sources to meet our obligations.

Since inception we have financed our operations primarily with the net proceeds received from sales of our common stock in the aggregate amount of $2,200,000 and loans from Mr. Rayat (our President, one of our directors and controlling stockholder) in the amount of $150,000, which has been repaid.   In light of our recently completed financing we believe that our available funds will be sufficient to fund our operations at least through 2007. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

•

the progress of our research, and development programs;

•

changes in existing collaborative relationships;

•

our ability to establish additional collaborative relationships;

•

the magnitude of our research and development programs;

•

the scope and results of preclinical studies and clinical trials to the extent required;

•

competitive and technological advances;

•

the time and costs involved in obtaining regulatory approvals;

•

the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•

 our dependence on others for development and commercialization of our product candidates, in particular, our    neuraminidase inhibitor; and

•

successful commercialization of our products consistent with our licensing strategy.

Additional funding, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. The issuance of preferred or common stock or convertible securities, with terms and prices significantly more favorable than those of the currently outstanding common stock, could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. In addition, collaborative arrangements may require us to transfer certain material rights to such corporate partners. We plan to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

We hope to keep operating costs to a minimum until we achieve positive cash flow through financings or operating activities. If we are unable to generate profits or unable to obtain sufficient additional funds for our working capital needs, we may need to delay, scale-back or eliminate certain of our research and development programs or cease operations. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Liquidity and Capital Resources

As of May 31, 2007, the Company had a cash balance of $1,073,526. The Company has financed its operations primarily through cash on hand, stock issuances and warrant exercises during the nine months ended May 31, 2007.

Net cash flows used in operating activities was $723,506, for the nine month period ending May 31, 2007, compared to net cash flows used of $148,893 for the same period in 2006, primarily due to increases in investor relation costs and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $1,550,000 for the nine months period ending May 31, 2007, compared to $400,000 for the same period in 2006. The Company has financed its operations primarily from cash on hand, stock issuances and warrant exercises.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and nine-month periods ended May 31, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

The Company’s former president released the Company of its commitment to pay the management fee payable of $30,000, which was included in accounts payable, and was due for the services rendered by the former president in fiscal year 2003.  As a result, the Company wrote off the management fee payable included in accounts payable during the quarter ended May 31, 2007.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $8,260 (2006: $nil) and $8,260 (2006: $nil) for the three-month and nine-month periods ended May 31, 2007 respectively.

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

Risk Factors

You should carefully consider the risks described below before purchasing any shares. Our most significant risks and uncertainties are described below; if any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein. You should acquire the shares only if you can afford to lose your entire investment.

We have experienced significant losses and expect losses to continue for the foreseeable future.

We are a development stage company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We have incurred losses since inception. We had a working capital (deficiency) of $991,050 at May 31, 2007, and $206,122 and $(135,284) at August 31, 2006 and August 31, 2005, respectively, and a stockholders’ capital equity (deficiency) of $991,625 at May 31, 2007, $207,202 at August 31, 2006 and $(134,816) at August 31, 2005.

We currently do not have, and may never develop, any commercialized products.

We currently do not have any commercialized products or any source of revenue. We have invested substantially all of our time and resources over the last three years in the identification, acquisition of rights to, and the research and development of technologies. Even if we were to acquire a license for either or both of the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology, we will require additional research, development, clinical evaluation, significant marketing efforts, and in some cases regulatory approval before any of the technologies will generate any revenues.  This will necessitate additional investment of time and capital by us.

We cannot currently estimate with any accuracy the amount of either the additional funds or time required to successfully commercialize either technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

We may require additional financing to sustain our operations and our obligations under the ISURF Agreement and the UIUC Sponsored Research Agreement.

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

We are obligated to advance up to an additional $108,601 under the UIUC Sponsored Research Agreement  and may elect to advance an additional $73,166 under the ISURF Agreement in additional total research funding. These amounts do not include any financial undertakings required for us to secure a license with respect to the underlying technologies. We do not currently have sufficient financial resources to fund these costs and to maintain our operations. We will require substantial funds in addition to the net proceeds of this offering to conduct additional basic research and development activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of the ISURF Nerve Regeneration Technology and/or the UIUC Silicon Nanoparticle Energy Technology. We do not have committed external sources of funding for our projects and we may not be able to obtain the additional funds we will require on acceptable terms, if at all.

In addition, our cash requirements may vary materially from those now planned. We cannot currently estimate with any accuracy the amount of additional capital we may require because the amount needed may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license the technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, if any, that must be addressed, manufacturing, marketing and, finally, other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

If adequate funds are not available or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  We may be required to delay, reduce the scope of or terminate one or more or all of our research programs; to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain the ISURF Nerve Regeneration Technology, the UIUC Silicon Nanoparticle Energy Technology, or other technologies or products based upon such technologies that we would otherwise seek to develop or commercialize ourselves; or to license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

The success of our research and development activities is uncertain. If the research efforts are not successful, we will be unable to generate revenues from our operations and we will have to cease doing business.

We are at an early stage of development.  We have the right to negotiate a license to only two technologies. Each of the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology require significant further research, development, testing, as well as additional capital investment before we can determine whether we will elect to acquire a license to the technologies; accordingly, we cannot now project whether the ultimate results of these projects will prove successful or form the basis for a commercially viable technology or product.

During the term of our ISURF Agreement and the UIUC Sponsored Research Agreement, we will determine whether to acquire an exclusive license from, respectively, ISURF and UIUC to the technologies underlying the agreements. The final terms and conditions of any such licenses cannot now be determined.

If the results of the continuing research projects do not warrant our exercise of our option to negotiate an exclusive license to market the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology, we may need to abandon our business model, in which case our shares may have no value and you may lose your investment.

We anticipate we will remain engaged in research and development for a considerable period of time, at least through the initial funding period under our agreements with Iowa State University and the University of Illinois; if results warrant we may continue the research and development efforts towards the goal of commercializing the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology.

Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. As we have indicated, we cannot currently estimate with any accuracy the amount of these additional funds we will ultimately require to commercialize one or both of our sponsored technologies. We may be unable to generate adequate revenue from operations or be able to financially support the level of research required to develop a commercially viable technology or product.

The development of the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology are subject to the risks of failure inherent in the development of any novel technology.

Ultimately, the development and commercialization of each of the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology are subject to a number of risks that are particular to the development and commercialization of any novel technology.  These risks include the following:

•

we may not be able to acquire or maintain license rights to the ISURF Nerve Regeneration Technology and/or the UIUC Silicon Nanoparticle Energy Technology, or products developed from the ISURF Nerve Regeneration Technology and/or the UIUC Silicon Nanoparticle Energy Technology;

•

the ISURF Nerve Regeneration Technology (or any products derived from the technology) and/or the UIUC Silicon Nanoparticle Energy Technology  (or any products derived from the technology) may prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory approvals;

•

the ISURF Nerve Regeneration Technology (or any products derived from the technology) and/or the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technology), even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

•

our marketing license or proprietary rights to products derived from the ISURF Nerve Regeneration Technology and/or the UIUC Silicon Nanoparticle Energy Technology may not be sufficient to protect our products from competitors;

•

the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing the products utilizing the ISURF Nerve Regeneration Technology and/or the UIUC Silicon Nanoparticle Energy Technology; or,

•

third parties may market superior, more effective, or less expensive technologies or products having comparable results to the ISURF Nerve Regeneration Technology (or any products derived from the technology) and/or the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technology).

If we ultimately do not obtain the necessary regulatory approvals for the commercialization of the ISURF Nerve Regeneration Technology or otherwise commercialize the  UIUC Silicon Nanoparticle Energy Technology, we will not achieve profitable operations and your investment may be lost.

Our ability to achieve profitability is dependent on ultimately commercializing the UIUC Silicon Nanoparticle Energy Technology and/or obtaining regulatory approvals for the ISURF Nerve Regeneration Technology and entering into agreements for commercialization of such products.   At this time we have not submitted any products for regulatory approval nor do we have any agreements with any third parties regarding the commercialization of any products.  The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent us from achieving profitability.  This would result in the loss of your investment.  Moreover, even if the ISURF Nerve Regeneration Technology, UIUC Silicon Nanoparticle Energy Technology, or any products based on such technologies are commercialized, we may still not achieve profitable operations, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

We may not receive an exclusive license for the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology, or obtain such licenses on terms and conditions acceptable to us.

Our success is dependent in part on our obtaining, if warranted, an exclusive license from ISURF to market the ISURF Nerve Regeneration Technology and from UIUC to market the UIUC Silicon Nanoparticle Energy Technology.  The receipt of any such license is contingent on successful early stage research, which we are funding, and, with respect to the ISURF Nerve Regeneration Technology, the submission of a development plan, as required under the ISURF Agreement.

The development plan pertaining to the ISURF Nerve Regeneration Technology will require us to provide details such as timelines of major milestones for governmental approvals, marketing approach, competitive overview, and anticipated product launch date.  We may not be successful in presenting an acceptable development plan to, or in negotiating a license with, ISURF.  Among the items to be negotiated will be, but not limited to, licensing fees, reimbursement of patents costs, royalty rates, sub-licensing fees, and performance milestones upon reaching Phase I, II and III clinical trials and a milestone for obtaining the approval of the United States Food and Drug Administration (the “FDA”), which may require substantial cash payments from us.

We may not be able to make required cash payments, if any, when due or achieve the necessary milestones and other requirements which may be set out in any license we receive from ISURF. If we do not, we will risk the loss of our license and our right to develop and market products, if any, derived from the ISURF Nerve Regeneration Technology. Termination of our license, if obtained by us, could result in us being unable to continue development of the ISURF Nerve Regeneration Technology or products derived from the ISURF Nerve Regeneration Technology and production and marketing of approved products, if any, derived from the ISURF Nerve Regeneration Technology. Consequently, termination of this license would have a material adverse effect on the business, financial condition and results of our operations.

The receipt of exclusive license to market the UIUC Silicon Nanoparticle Energy Technology is contingent on fulfilling the terms and conditions set forth in the UIUC Agreement.  We will need to reach agreement with respect to, among other things, licensing fees, reimbursement of patents costs, royalty rates, sub-licensing fees, and agreement to UIUC’s out-of-pocket expenses.  We may not be successful in negotiating a license with UIUC.

If we are successful in negotiating a license agreement, we may not be able to make required cash payments, if any, when due or achieve other requirements. If we do not, we will risk the loss of our license and our right to develop and market products, if any, derived from the UIUC Silicon Nanoparticle Energy Technology, the loss of which will have a material adverse effect on the business and may require us to substantially curtail our operations.

We may need additional licenses in the future in order to maintain our rights to market products developed from the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology.

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

We have yet to obtain a license and our intellectual property rights may not provide meaningful commercial protection for our interests in the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology.

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies, which includes the ability to license patented technology or obtain, protect and enforce new patents on our technology and to protect our trade secrets. Since we have not yet obtained a license to either the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology, it is not clear what rights, if any, we may have under the ISURF Patent or the UIUC Patents.

If we cannot directly pursue others from infringing on the ISURF Patent or the UIUC Patents, we will need to rely on ISURF or UIUC, as the case may be, to do so.  ISURF or UIUC, as the case may be, may not devote the resources that may be required in any such effort to preclude others from infringing on their respective patents or other proprietary rights which may be related to the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology. Even if we do obtain a license to the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology, we cannot rely on the ISURF Patent or the UIUC Patents to provide us with any significant competitive advantage. Others may challenge the ISURF Patent or the UIUC Patents and, as a result, the ISURF Patent or the UIUC Patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop competitive products that may be outside the scope of protection, if any, afforded by the ISURF Patent or the UIUC Patents.

In addition, any future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, it may take years to obtain the approval (or rejection) of patent applications. The validity or enforceability of a patent after its issuance by the Patent and Trademark Office can be challenged in litigation.  The patents protecting our products may be infringed or successfully avoided through design innovation.  The cost of patent litigation may be substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment or permission of the patent owner.

If we lose the services of the scientific personnel not employed by us, the development of our technologies will be substantially delayed or precluded, resulting in a total loss of our investment in technology.

We are dependent upon certain key collaborating scientific personnel who are not employed by us,  with respect to the continuing research and development of the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology. The loss of such services could have a materially adverse effect on us. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. These individuals are not bound by contract to us nor employed by us. They might move on to other research.  Because there is no assurance that qualified replacements can be found, the loss of their services may substantially delay if not preclude the continued development of our technologies, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

If we are  not be able to attract and retain qualified personnel, either as employees or as consultants, when and as needed, we may not be successful in our efforts to commercialize either or both of the ISURF Nerve Regeneration Technology or the UIUC Silicon Nanoparticle Energy Technology.

Competition for qualified employees among companies in the biotechnology and photovoltaics industries is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Our present management has no clinical or other experience in the development of biotechnology products, and no experience in the development of nanoparticle-photovoltaic products. Attracting desirable employees will require us to offer competitive compensation packages, including stock options. In order to successfully commercialize our products, we must substantially expand our personnel, particularly in the areas of clinical trial management, commercial photovoltaics-nanotechnology development, regulatory affairs, business development and marketing.  We may not be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth generally could pose significant risks to our development and progress. The addition of such personnel may result in significant changes in our utilization of cash resources and our development schedule.

Compliance with environmental regulations, or dealing with harmful biological materials or hazardous materials involved in our research and development, may require us to divert our limited capital resources.

Our research and development programs do not generally involve the handling of harmful biological materials or hazardous materials, but they may occasionally do so. Iowa State University, the University of Illinois at Urbana-Champaign, and we, are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

We lack sales and marketing experience and will likely rely on third party marketers.

We expect to market and sell or otherwise commercialize the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technologies) through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We have no experience in sales, marketing or distribution of medical or photovoltaic products and our current management and staff is not trained in these areas. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing or sale of the ISURF Nerve Regeneration Technology and UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technologies) any revenues received by us will be dependent on the efforts of third parties. If any such parties were to breach or terminate its agreement with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of the ISURF Nerve Regeneration Technology and the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technologies) would be delayed or terminated.

We operate in a highly competitive market; in attempting to acquire or commercialize technology, we face competition from other companies, products and technologies.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive. The technology industry is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

These companies enjoy numerous competitive advantages, including:

•

significantly greater name recognition;

•

established relations with healthcare professionals, customers and third-party payors;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Risks Particular to the ISURF Nerve Regeneration Technology

We are subject to substantial government regulation with respect to the development of the ISURF Nerve Regeneration Technology, compliance with which will require capital expenditures beyond our current financial means.

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

The research to be conducted regarding the ISURF Nerve Regeneration Technology is based on the use of human stem cells obtained from fetal tissue, the use of which may be limited or prohibited under federal and/or state laws.

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

Our research and development program with respect to the ISURF Nerve Regeneration Technology may be adversely affected by the risks associated with the use of human test subjects.

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

We may be required to comply with rules regarding animal testing with respect to the ISURF Nerve Regeneration Technology which may limit the success of our research and development program.

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

Risks Particular to the UIUC Silicon Nanoparticle Energy Technology

We are subject to current and proposed government and safety regulations with respect to the development of the UIUC Silicon Nanoparticle Energy Technology, compliance with which will require capital expenditures beyond our current financial means.

The production and marketing of products which may be developed from the UIUC Silicon Nanoparticle Energy Technology involves the development of photovoltaic technologies subject to existing regulations, and new nanomaterials technologies which may be subject to yet undetermined regulations.  Our ongoing research and development activities may be subject to extensive regulation and review by numerous governmental and safety regulatory authorities. The UIUC Silicon Nanoparticle Energy Technology and any products derived from the technology must undergo rigorous safety testing and may be subject to extensive regulatory approvals processes before they can be marketed if they were to receive approval (which they may not in fact receive). This process makes it longer, harder and more costly to bring products which may be developed from our technologies to market.

The safety approvals process can be expensive, lengthy and uncertain.  Ongoing discussion and review of safety implications of the use of nanomaterials, including the use of nanoparticles, may result in the introduction of rigorous regulatory oversight.  The UIUC Silicon Nanoparticle Energy Technology and any products derived from the technology may be subject to regulation of nanomaterials, including silicon nanoparticles, and their application in the production-distribution of electrical current and photovoltaic products.

Current safety requirements for photovoltaic and electrical products in commercial and residential applications include, but may not be limited to, Occupational Safety and Health Administration (OSHA) regulations, National Electrical Code (NEC) as approved as an American National Standard by the American National Standards Institute (ANSI) or ANSI/NFPA-70, certification by Underwriters Laboratories (UL) and the Society of Automotive Engineers (SAE), and compliance with local building codes.

Use of nanomaterials, including silicon nanoparticles, is currently unregulated; however, the use and regulation of nanomaterials is currently under review by numerous safety and regulatory agencies.  Among review is the evaluation of the potential environmental impact and human health implications of exposure to nanomaterials. Non compliance with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution, any or all of which will adeversely affect our operations.

Delays in or rejection of prospective government or regulatory agency approval of the UIUC Silicon Nanoparticle Energy Technology (or products derived from the technology) may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, unforeseen safety issues, varying interpretations of data generated during safety testing, or changes in regulatory policy during the period of product development in the United States.

The research to be conducted regarding the UIUC Silicon Nanoparticle Energy Technology is based on the use of unregulated silicon nanoparticles, classified as “nanomaterials”, currently under review by federal agencies, regulatory bodies, and others for environmental impact and human health and safety for potential regulation; the use of nanomaterials in photovoltaic products may be limited or prohibited under future federal, state, and local laws.

The production and marketing of products which may be developed from the UIUC Silicon Nanoparticle Energy Technology involves the use of silicon nanoparticles, more broadly categorized as “nanomaterials”.  Currently, the use of nanomaterials for photovoltaics products remains unregulated, however, the use and regulation of nanomaterials is currently under review by numerous safety and regulatory agencies, evaluating potential environmental impact and human health implications of exposure to nanomaterials.

The UIUC Silicon Nanoparticle Energy Technology and any products derived from the technology may be subject to safety regulations which may emerge from many ongoing reviews by several agencies, including but not limited to: the Environmental Protection Agency (EPA), investigating nanomaterials for inclusion in the Toxic Substances Control Act; Department of Health and Human Services’ (DHHS), National Toxicology Program to determine toxicity of nanomaterials; National Institute for Occupational Safety and Health (NIOSH), to ensure worker safety; Food and Drug Administration (FDA) for potentially adverse health effects; National Toxicology Program (NTP), investigating potential toxicity of nanoscale materials by way of inhalation and uptake by the skin; National Cancer Institute in collaboration with the FDA and National Institute of Standards and Technology (NIST) to better characterize nanomaterials, and examine the physical attributes of nanoparticles for absorption, distribution, metabolism, excretion, and toxicity; and numerous additional agencies evaluating the effects of nanoscale materials on biological systems, the transport and transformation of nanoparticles in the environment, and other effects.

Future legislation or regulatory restrictions related to the use of nanoparticles may be implemented, and may become more onerous over time.  We may not be able to comply with any future regulations, including local, state and federal laws.  As a result, we may be unable to develop the UIUC Silicon Nanoparticle Energy Technology or produce our products based on the UIUC Silicon Nanoparticle Energy Technology in a profitable manner.

In the future, more stringent oversight in product clearance and enforcement activities in the United States could result in our experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive approvals to market the UIUC Silicon Nanoparticle Energy Technology (or products derived from the technology) for broader or different applications or to market updated products that represent extensions of the UIUC Silicon Nanoparticle Energy Technology. In addition, assuming we obtain a license to the UIUC Silicon Nanoparticle Energy Technology, we may not receive regulatory approvals to export products, based on the UIUC Silicon Nanoparticle Energy Technology, in the future, and countries to which the products are to be exported may not approve them for import.

In the event that future legislation is enacted in order to regulate the use of nanomaterials, any manufacturing facilities which we would utilize for the production of products based on the UIUC Silicon Nanoparticle Energy Technology may also be subject to review and inspection.  In such a case, a governmental authority may challenge our compliance with applicable federal, state, local and foreign regulations. In addition, any discovery of previously unknown problems with the UIUC Silicon Nanoparticle Energy Technology, products derived from the technology, or manufacturing facilities used to manufacture the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technology) may result in restrictions on the products or the facility, including withdrawal of the product from the market or other enforcement actions.

Risks Particular to the Market for Our Common Stock

Concentration of ownership among our directors, executive officers, and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of June 29, 2007, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates will, in the aggregate, beneficially own approximately 72% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We may compete for the time and efforts of our officers and directors.

Our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts; none of our officers and directors anticipate devoting more than approximately twenty-five (25%) percent of their time to our matters.   We currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us.

Our proposed businesses raise potential conflicts of interests between certain of our officers and directors and us.

Certain of our directors are or may become directors and employees of other technology companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies. In addition, directors may present potential prospects to such other companies rather than presenting the opportunities to us or be affiliated with companies developing technologies which may compete with our technologies. We have not established any mechanisms regarding the resolution of any such conflict if it were to arise; accordingly, there is no assurance that any such conflict will be resolved in a manner that would not be adverse to our interest.

The trading price of our common stock historically has been volatile and may not reflect its value.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. During the last twelve months our stock has traded at a low of $0.595 (September 11, 2006) and a high of $3.55 (December 6, 2006).  The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We have a large number of restricted shares outstanding, a portion of which may be sold under rule 144 which may reduce the market price of our shares.

Of the 51,124,600 shares of our common stock issued and outstanding, assuming no warrants are exercised, 36,749,600 shares are deemed "restricted securities," within the meaning of Rule 144; one hundred (100%) percent of these restricted shares are owned by our president, a director and a controlling shareholder. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

All of the "restricted securities" will be eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above.

The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

The value and transferability of your shares may be adversely impacted by the limited trading market for our stock on the “Pink Sheets.”

There is only a limited trading market for our shares on the Pink Sheets. The Pink Sheets is not an exchange. Trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on an exchange or NASDAQ. You may have difficulty reselling any of the shares that you purchase from the selling stockholders. We are not certain that a more active trading market in our common stock will develop, or if such a market develops, that it will be sustained. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

We may issue preferred stock which may have greater rights than our common stock.

We are permitted in our charter to issue up to 1,000,000 shares of preferred stock. Currently no preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing them to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

Our common stock is a "penny stock," and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the shares offered by us pursuant to this prospectus.

Because a majority of our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

March 8, 2007: On March 8, 2007, Mr. Harmel S. Rayat, a current director, was appointed to the position of president and chief executive officer of Octillion Corp., replacing Ms. Terri DuMoulin, who resigned to pursue other business endeavors.

March 28, 2007: On March 19, 2007, Octillion Corp. issued a news release to announce the appointment of Mr. Harmel S. Rayat, a long-term shareholder and current Director, to the position of President and Chief Executive Officer.

April 26, 2007: On April 23, 2007, Octillion Corp. issued a news release to announce it has completed a $500,000 private placement with accredited investors.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 29th day of June, 2007.

Octillion Corp.

/s/ Harmel S. Rayat

Harmel S. Rayat

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

President, Chief Executive Officer

June 29, 2007

Harmel S. Rayat

Chief Financial Officer, Principal

Financial Officer, Director