Form 10KSB
period 2007-08-31
OCTILLION CORP
filed 2007-11-29
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

  X          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

OCTILLION CORP. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-127953

(Commission File Number)

59-3509694

(I.R.S Employer Identification No.)

2638 Lapeer Road, Suite #2, Auburn Hills, MI   48326

(Address of principal executive offices)

(800) 213-0689

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:

Common Stock, $0.001 par value per share

 Name of Each Exchange on Which Registered:

OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 16, 2007: $39,364,500

Number of shares of Common Stock, $0.001 par value, outstanding as of November 16, 2007: 53,864,600.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

12

Item 3.   Legal Proceedings

12

Item 4.   Submissions of Matters to a Vote of Security Holders

12

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

13

Item 6.    Management's Discussion and Analysis or Plan of Operations

13

Item 7.    Financial Statements

17

Item 8.    Changes In and Disagreements with Accountants on Accounting and

 Financial Disclosure

33

Item 8a.

Controls and Procedures

33

Item 8b.

Other information

33

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

34

Item 10.

 Executive Compensation

35

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

36

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

37

Item 13.  Exhibits

37

Item 14.  Principal Accountant Fees and Services

38

 Signatures

39

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ended August 31, 2007, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company

We were incorporated in the State of Nevada on May 5, 1998, with an authorized capital stock of 100,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, par value $0.10.  As of November 16, 2007, 53,864,600 shares of common stock were issued and outstanding; there are no preferred shares issued and outstanding.

Our corporate headquarters is located at 2638 Lapeer Road, Suite 2, Auburn Hills, MI.  Our telephone number is (800) 213-0689.

Octillion Corp. is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging solar energy and solar related technologies.

Among our current research and development activities is the development of a technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

UIUC Silicon Nanoparticle Energy Technology

On August 25, 2006, through our wholly owned subsidiary, Sungen Energy, Inc. (“Sungen”), we entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, the Company through its wholly owned subsidiary, Sungen, amended its Sponsored Research Agreement with the UIUC Pursuant to this amended Sponsored Research Agreement, Octillion agreed to provide additional funds to the previously awarded amount of $219, 201 to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.

The process of producing silicon nanoparticles is supported by ten (10) issued US Patents, seven (7) pending US patents, two (2) issued foreign counterpart patents and nineteen (19) pending foreign counterpart patents. Collectively, such patents are referred to as the “UIUC Patents.” The initial term of the UIUC Sponsored Research Agreement expires on August 22, 2008; during this period we have agreed to advance a total of $422,818 to fund the research and development activities.

Employees

At August 31, 2007, the Company employed 3 full-time persons and 2 part-time persons. All of our research and development activities are provided on our behalf by scientists and others employed by academic institutions with which we have agreements or by third party providers.  To the best of the Company’s knowledge, none of the Company’s officers or directors are bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We are a development stage company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We have incurred losses since inception. We had a working capital surplus of $1,414,170 at August 31, 2007, and $206,122 at August 31, 2006,  and a stockholders’ capital equity (deficiency) of $1,414,622 at August 31, 2007 and $207,202 at August 31, 2006.

We currently do not have, and may never develop, any commercialized products.

We currently do not have any commercialized products or any source of revenue. We have invested substantially all of our time and resources over the last three years in the identification, acquisition of rights to, and the research and development of technologies. Even if we were to acquire a license for the UIUC Silicon Nanoparticle Energy Technology, we will require additional research, development, significant marketing efforts, and in some cases regulatory approval before any of the technologies will generate any revenues.  This will necessitate additional investment of time and capital by us.

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

We may require additional financing to sustain our operations and our obligations under the UIUC Sponsored Research Agreement.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2007, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are obligated to advance up to an additional $234,163 under the UIUC Sponsored Research Agreement.  These amounts do not include any financial undertakings required for us to secure a license with respect to the underlying technologies. We currently have sufficient financial resources to fund these costs and to maintain our operations. We will require substantial funds to conduct additional basic research and development activities, and other activities relating to the successful commercialization of the UIUC Silicon Nanoparticle Energy Technology. We do not have committed external sources of funding for our projects and we may not be able to obtain the additional funds we will require on acceptable terms, if at all.

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

If adequate funds are not available or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  We may be required to delay, reduce the scope of or terminate one or more or all of our research programs; to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain UIUC Silicon Nanoparticle Energy Technology, or other technologies or products based upon such technologies that we would otherwise seek to develop or commercialize ourselves; or to license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

The success of our research and development activities is uncertain. If the research efforts are not successful, we will be unable to generate revenues from our operations and we will have to cease doing business.

We are at an early stage of development.  We have the right to negotiate a license to only one technology. The UIUC Silicon Nanoparticle Energy Technology requires significant further research, development, testing, as well as additional capital investment before we can determine whether we will elect to acquire a license to the technologies; accordingly, we cannot now project whether the ultimate results of these projects will prove successful or form the basis for a commercially viable technology or product.

During the term of our UIUC Sponsored Research Agreement, we will determine whether to acquire an exclusive license from UIUC to the technologies underlying the agreements. The final terms and conditions of any such licenses cannot now be determined.

If the results of the continuing research projects do not warrant our exercise of our option to negotiate an exclusive license from the UIUC Silicon Nanoparticle Energy Technology, we may need to abandon our business model, in which case our shares may have no value and you may lose your investment.

We anticipate we will remain engaged in research and development for a considerable period of time, at least through the initial funding period under our agreement the University of Illinois; if results warrant we may continue the research and development efforts towards the goal of commercializing the UIUC Silicon Nanoparticle Energy Technology.

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

The development of the UIUC Silicon Nanoparticle Energy Technology are subject to the risks of failure inherent in the development of any novel technology.

Ultimately, the development and commercialization of the UIUC Silicon Nanoparticle Energy Technology is subject to a number of risks that are particular to the development and commercialization of any novel technology.  These risks include the following:

•

we may not be able to acquire or maintain license rights to the UIUC Silicon Nanoparticle Energy Technology, or products developed from the UIUC Silicon Nanoparticle Energy Technology;

•

the UIUC Silicon Nanoparticle Energy Technology  (or any products derived from the technology) may prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory approvals;

•

the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technology), even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

•

our marketing license or proprietary rights to products derived from the UIUC Silicon Nanoparticle Energy Technology may not be sufficient to protect our products from competitors;

•

the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing the products utilizing the UIUC Silicon Nanoparticle Energy Technology; or,

•

third parties may market superior, more effective, or less expensive technologies or products having comparable results to the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technology).

If we ultimately do not obtain the necessary regulatory approvals for the commercialization of the UIUC Silicon Nanoparticle Energy Technology, we will not achieve profitable operations and your investment may be lost.

Our ability to achieve profitability is dependent on ultimately commercializing the UIUC Silicon Nanoparticle Energy Technology and entering into agreements for commercialization of such products.   At this time we have not submitted any products for regulatory approval nor do we have any agreements with any third parties regarding the commercialization of any products.  The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent us from achieving profitability.  This would result in the loss of your investment.  Moreover, even if the UIUC Silicon Nanoparticle Energy Technology, or any products based on such technologies are commercialized, we may still not achieve profitable operations, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

We may not receive an exclusive license for the UIUC Silicon Nanoparticle Energy Technology, or obtain such licenses on terms and conditions acceptable to us.

Our success is dependent in part on our obtaining, if warranted, an exclusive license from UIUC to market the UIUC Silicon Nanoparticle Energy Technology.  The receipt of any such license is contingent on successful early stage research, which we are funding.

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

We may need additional licenses in the future in order to maintain our rights to market products developed from the UIUC Silicon Nanoparticle Energy Technology.

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

We have yet to obtain a license and our intellectual property rights may not provide meaningful commercial protection for our interests in the UIUC Silicon Nanoparticle Energy Technology.

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies, which includes the ability to license patented technology or obtain, protect and enforce new patents on our technology and to protect our trade secrets. Since we have not yet obtained a license to either the UIUC Silicon Nanoparticle Energy Technology, it is not clear what rights, if any, we may have under the UIUC Patents.

If we cannot directly pursue others from infringing on the UIUC Patents, we will need to rely on UIUC, as the case may be, to do so.  UIUC may not devote the resources that may be required in any such effort to preclude others from infringing on their respective patents or other proprietary rights which may be related to the UIUC Silicon Nanoparticle Energy Technology. Even if we do obtain a license to the UIUC Silicon Nanoparticle Energy Technology, we cannot rely on the UIUC Patents to provide us with any significant competitive advantage. Others may challenge the UIUC Patents and, as a result, the UIUC Patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop competitive products that may be outside the scope of protection, if any, afforded by the UIUC Patents.

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

We are dependent upon certain key collaborating scientific personnel who are not employed by us, with respect to the continuing research and development of the UIUC Silicon Nanoparticle Energy Technology. The loss of such services could have a materially adverse effect on us. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. These individuals are not bound by contract to us nor employed by us. They might move on to other research.  Because there is no assurance that qualified replacements can be found, the loss of their services may substantially delay if not preclude the continued development of our technologies, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely eradicated.

If we are  not be able to attract and retain qualified personnel, either as employees or as consultants, when and as needed, we may not be successful in our efforts to commercialize the UIUC Silicon Nanoparticle Energy Technology.

Competition for qualified employees among companies in the photovoltaics industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Our present management has no experience in the development of nanoparticle-photovoltaic products. Attracting desirable employees will require us to offer competitive compensation packages, including stock options. In order to successfully commercialize our products, we must substantially expand our personnel, particularly in the areas of commercial photovoltaics-nanotechnology development, regulatory affairs, business development and marketing.  We may not be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth generally could pose significant risks to our development and progress. The addition of such personnel may result in significant changes in our utilization of cash resources and our development schedule.

Compliance with environmental regulations, or dealing with hazardous materials involved in our research and development, may require us to divert our limited capital resources.

Our research and development programs do not generally involve the handling of hazardous materials, but they may occasionally do so. The University of Illinois at Urbana-Champaign, and we, are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

We have limited sales and marketing experience and will likely rely on third party marketers.

We expect to market and sell or otherwise commercialize the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technologies) through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We have limited experience in sales, marketing or distribution of photovoltaic products. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing or sale of the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technologies), any revenues received by us will be dependent on the efforts of third parties. If any such parties were to breach or terminate its agreement with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technologies) would be delayed or terminated.

We operate in a highly competitive market; in attempting to acquire or commercialize technology, we face competition from other companies, products and technologies.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, ease of use, price, marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive. The photovoltaic industry is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

These companies enjoy numerous competitive advantages, including:

•

significantly greater name recognition;

•

established relations with customers and third-party payors;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Use of nanomaterials, including silicon nanoparticles, is currently unregulated; however, the use and regulation of nanomaterials is currently under review by numerous safety and regulatory agencies.  Among review is the evaluation of the potential environmental impact and human health implications of exposure to nanomaterials. Non compliance with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution, any or all of which will adversely affect our operations.

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

As of November 16, 2007, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates will, in the aggregate, beneficially own approximately 68% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We may compete for the time and efforts of our officers and directors.

Some of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts. Other than our President, Mr. Nicholas Cucinelli, none of our officers and directors anticipate devoting more than approximately five (5%) percent of their time to our matters.   Other than with our President, Mr. Cucinelli, we currently have no other employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us.

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

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. During the last twelve months our stock has traded at a low of $0.56 (November 11, 2006) and a high of $5.39 (August 17, 2007).  The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We have a large number of restricted shares outstanding, a portion of which may be sold under rule 144 which may reduce the market price of our shares.

Of the 53,864,600 shares of our common stock issued and outstanding, assuming no warrants are exercised, 36,749,600 shares are deemed "restricted securities," within the meaning of Rule 144; one hundred (100%) percent of these restricted shares are owned by our secretary, treasurer, chief financial officer, director and a controlling shareholder. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office is located at 2638 Lapeer Road, Suite 2, Auburn Hills, MI  48326.  The Company’s administrative office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises in Vancouver, British Columbia are owned by a private corporation controlled by a director and majority shareholder.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of the fiscal year ending August 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board (OTCBB) under the symbol "OCTL". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

Fiscal Year 2006

First Quarter (September 1 to November 30)

$0.48

$0.25

Second Quarter (December 1 to February 28)

$0.47

$0.28

Third Quarter (March 1 to May 31)

$0.46

$0.40

Fourth Quarter (June 1 to August 31)

$0.58

$0.43

Fiscal Year 2007

First Quarter (September 1 to November 30)

$3.09

$0.55

Second Quarter (December 1 to February 28)

$3.55

$0.83

Third Quarter (March 1 to May 31)

$1.37

$0.60

Fourth Quarter (June 1 to August 31)

$5.39

$1.05

Fiscal Year 2008

September 1, 2007 to November 16, 2007

$4.97

$1.79

As of November 16, 2007, there were approximately 33 stockholders of record of the Company's Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

1,500,000

$4.21

3,500,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

1,500,000

$4.21

3,500,000

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

Overview

Octillion Corp. is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging solar energy and solar related technologies.

Among our current research and development activities is the development of a technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended August 31, 2007 and August 31, 2006.

General and Administrative Expenses:  During the year ended August 31, 2007, the Company incurred $1,286,330 in general and administrative expenses, an increase of 1437% over 2006 expenses of $83,681.  The increase is primarily attributable to an increase in investor relations costs, travel and entertainment, and operating expenses.

Interest Income:  Interest income increased 316% to $29,469 for the year ended August 31, 2007, from $7,078 in the same period in 2006. This was the result of higher average cash balances maintained during the year ended August 31, 2007.

Provision for Income Taxes:  As of August 31, 2007, the Company's accumulated deficit was $2,391,899, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended August 31, 2007, the Company recorded a net loss of $1,442,769, an increase of 813%, compared to a net loss of $157,982 for the same period in 2006. The increase is primarily attributable to an increase in investor relations costs, travel and entertainment, and operating expenses.

Liquidity and Capital Resources

As of August 31, 2007, the Company had a cash balance of $1,437,876. The Company has financed its operations primarily through cash on hand, through a private placement and exercise of warrants during the year ended August 31, 2007.

Net cash flows used in operating activities was $1,459,805, for the year ended August 31, 2007, compared to net cash flows used of $179,230 for the same period in 2006, primarily due to increases in investor relations costs, travel and entertainment, operating expenses and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $2,652,000 for the year ended August 31, 2007, compared to $400,000 for the same period in 2006. The Company has financed its operations primarily through cash on hand, through a private placement and exercise of warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements included in this prospectus, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Plan of Operation

We are a development stage technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging solar energy and solar related technologies.  We are conducting our operations through our wholly owned subsidiary, Sungen.

Our business model is premised upon the use of established research infrastructure owned by the various institutions the Company deals with, saving significant capital which would otherwise be required for such things as land and building acquisition, equipment and furniture purchases, and other incidental start up costs. Our current research and development activities are focused on the development of the UIUC Silicon Nanoparticle Energy Technology.

We have not generated any revenues and have incurred losses of $2,391,899 since inception. We have incurred losses of $1,442,769 during the fiscal year ended August 31, 2007.  Cash on hand at August 31, 2007 and 2006, totaled, $1,437,876 and $247,492, respectively.

We had a working capital surplus of $1,414,170 at August 31, 2007, and $206,122 at August 31, 2006, and a stockholders’ capital equity of $1,414,622 at August 31, 2007 and $207,202 at August 31, 2006.   We do not anticipate any revenues from operations for the foreseeable future.  Accordingly, we will need to obtain financing from other sources to meet our obligations.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation with the shareholders of the Company of record on that day, to receive shares of MicroChannel on a one-for-one basis. We recently decided to focus all of our resources and efforts on the development of the UIUC Silicon Nanoparticle Energy Technology. The transaction is regarded as a dividend-in-kind paid to the shareholders of the Company. The Company converted the debt incurred by MicroChannel of $161,997 to equity as part of the spin-off process.  The divesture is subject to regulatory approval.

Since inception we have financed our operations primarily with the net proceeds received from sales of our common stock and the exercise of warrants in the aggregate amount of $3,702,000 and loans from Mr. Rayat (our Secretary, Treasurer, Chief Financial Officer, one of our directors and controlling stockholder) in the amount of $150,000, which has been repaid.   In light of our recently completed financing we believe that our available funds will be sufficient to fund our operations at least through fiscal year ended August 31, 2008. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

During the years ended August 31, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

The Company’s former president released the Company of its commitment to pay the management fee payable of $30,000, which was included in accounts payable, and was due for the services rendered by the former president in fiscal year 2003.  As a result, the Company wrote off the management fee payable included in accounts payable during the year ended August 31, 2007.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $20,106 (2006: $nil) for the year ended August 31, 2007.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., MicroChannel Technologies Corporation, Entheos Technologies, Inc. and HepaLife Technologies, Inc.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2008-2009. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

18

Consolidated Balance Sheets as of August 31, 2007 and 2006

19

Consolidated Statements of Operations for years ended August 31, 2007 and 2006

20

and the cumulative period from Inception (May 5, 1998) to August 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

21

from May 5, 1998 (Inception) to August 31, 2007

Consolidated Statements of Cash Flows for the years ended August 31, 2007 and 2006

22

and the cumulative period from Inception (May 5, 1998) to August 31, 2007

Notes to the Consolidated Financial Statements

24-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Octillion Corp.

Vancouver, British Columbia

CANADA

We have audited the accompanying consolidated balance sheets of Octillion Corp. and Subsidiaries ("the Company") (a development stage company) as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octillion Corp. and Subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2007, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

November 27, 2007

Seattle, Washington

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2007 AND 2006
(Expressed in U.S. Dollars)

	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$1,437,876	$247,492
Prepaid expenses	-	1,496
	1,437,876	248,988

Equipment (Note 5)	452	1,080

Total Assets	$1,438,328	$250,068

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$23,706	$12,866
Accounts payable - related party	-	30,000

Total Liabilities	23,706	42,866

Stockholders' Equity
Authorized:
1,000,000 preferred shares, with par value of $0.10 per share
100,000,000 common shares, with par value of $0.001 per share
Issued: 53,864,600 common shares (2006: 44,124,600 shares)	53,865	44,125
Additional paid-in capital	3,754,467	712,207
Accumulated other comprehensive income (loss)	(1,811)	-
Deficit accumulated during the development stage	(2,391,899)	(549,130)
Total Stockholders' Equity	1,414,622	207,202

Total Liabilities and Stockholders' Equity	$1,438,328	$250,068

Nature and continuance of operations - Note 1

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)

	Cumulative	Year	Year
	May 5, 1998	Ended	Ended
	(inception) to	August 31,	August 31,
	August 31, 2007	2007	2006

Expenses
Management fees - related party	$203,074	$-	$-
Option fee	2,000	-	-
Professional fees	218,377	80,548	63,181
Research and development (Note 3 and 4)	344,494	213,115	81,379
Investor relations	1,030,025	1,030,025	-
Travel and entertainment	79,784	40,716	3,633
Other operating expenses	175,755	135,041	16,094
Loss from operations	2,053,509	1,499,445	164,287

Other income (expense)
Interest	37,171	29,469	7,078
Foreign exchange loss	(5,561)	(2,793)	(773)
Payable written off (Note 8)	30,000	30,000	-

Net loss for the period	$(1,991,899)	$(1,442,769)	$(157,982)

Loss per share:
Basic and diluted		$(0.030)	$ (0.004)

Weighted average number of
common shares outstanding:
Basic and diluted		48,820,951	42,012,270

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2007
(Expressed in US Dollars)

	Cumulative	Year	Year
	May 5, 1998	Ended	Ended
	(inception) to	August 31,	August 31,
	August 31, 2007	2007	2006

Cash flows from operating activities
Net loss for the period	$(1,991,899)	$(1,442,769)	$(157,982)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	3,193	628	374
- payable written off	(30,000)	(30,000)	-
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- increase in prepaid expenses	-	1,496	(1,496)
- increase (decrease) in accounts payable and accrued liabilities	23,706	10,840	(20,126)
- increase (decrease) in accounts payable - related party	30,000	-	-
Net cash used in operating activities	(1,858,668)	(1,459,805)	(179,230)

Cash flows from investing activities
Purchase of equipment	(3,645)	-	(986)
Net cash flows used in investing activities	(3,645)	-	(986)

Cash flows from financing activities
Proceeds from the issuance of common stock	3,702,000	3,052,000	500,000
Repayment of promissory note	(155,000)	-	(150,000)
Proceeds from promissory notes	155,000	-	50,000
Dividend paid	(400,000)	(400,000)	-
Net cash flows provided by financing activities	3,302,000	2,652,000	400,000

Increase in cash and cash equivalents	1,439,687	1,192,195	219,784

Effect of foreign currency translation	(1,811)	(1,811)	-

Cash and cash equivalents - beginning of period	-	247,492	27,708

Cash and cash equivalents - end of period	$1,437,876	$1,437,876	$247,492

Supplemental cash flow information:
Interest paid in cash	$ 10,219	$375	$9,844
Income taxes paid in cash	$ -	$ -	$ -

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$ -	$ -

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2007
(Expressed in U.S. Dollars)
(See Note 1 - Nature of Business and Basis of Presentation)

						Accumulated
						other	Deficit accumulated
	Preferred Stock		Common Stock		Additional	comprehensive	during the	Comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	development stage	income (loss)	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$ (6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-		150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)		140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)		62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)		50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)		37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)		(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-		80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-		23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)		(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)		(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)		(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-		500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)		207,202

Exercise of Class A Warrants at $0.167
per share	-	-	3,000,000	3,000	497,000	-	-		500,000

Exercise of Class B Warrants at $0.183
per share	-	-	3,000,000	3,000	547,000	-	-		550,000

Exercise of Class C Warrants at $0.50
per share	-	-	980,000	980	489,020	-	-		490,000

Exercise of Class D Warrants at $0.55
per share	-	-	880,000	880	483,120	-	-		484,000

Exercise of Class E Warrants at $0.60
per share	-	-	880,000	880	527,120	-	-		528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-		500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)		(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								$(1,444,580)

Balance, August 31, 2007	-	$-	53,864,600	$53,865	$3,754,467	$ (1,811)	$ (2,391,899)		$1,414,622

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

August 31, 2007

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Octillion Technologies Limited (“Octillion Technologies”) and MicroChannel Technologies Corporation (through date of spin-off). Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office. All significant inter-company balances and transactions have been eliminated.

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

The Company has not generated any revenues and has incurred losses of $1,991,899 since inception. The Company has incurred a loss of $1,442,769 during the year ended August 31, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

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

(b) Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, MicroChannel Technologies Corporation, Octillion Technologies Limited and Sungen Energy, Inc.  All significant intercompany balances and transactions have been eliminated.

(c) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgement include valuation of equity instruments and related party transactions. Actual results can differ from those estimates and assumptions.

(d) Foreign Operations and Currency Translation

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

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the statements of operations.

(e) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of August 31, 2007 and 2006.  At times, cash deposits may exceed federally insured limits.

(f) Equipment

Equipment is initially recorded at cost and is depreciated under the straight-line method over its estimated useful life as follows:

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

The carrying value of cash, accounts payable and accrued liabilities and accounts payable - related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(j) Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises all changes to equity except those resulting from investments by owners and distributions to owners.

(k) Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share.  Diluted loss per share is equivalent to basic loss per share because consideration of dilutive securities would produce an antidilutive effect.

All share and per share amounts reflect the 3 for 1 stock split effective September 1, 2006.

(l) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended August 31, 2007 and 2006.

(m) Related Party Transactions

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

(n) New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 159.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1.  This FASB Staff Position (FSP) updates the illustrations contained in Appendix B of FASB Statement No. 87, Employers’ Accounting for Pensions, Appendix B of FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Appendix C of FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to reflect the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This FSP also amends the questions and answers contained in FASB Special Reports, A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158. This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158. Currently the Company does not have any employers’ Pensions and Postretirement Benefits which require the adoption of this Statement, so the Statement will have no impact on the financial statements.

3. Option Interest in Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for two years until August 22, 2008 and the Company has to pay $422,818 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 3 of $27,150 each (paid) and 4 of $78,054 each payable every three months thereafter ($78,054 paid).

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not exceed 5% and $100,000, respectively.

As of August 31, 2007, the Company has paid $188,655 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

4. Divesture of MicroChannel Technologies Corporation with the Shareholders of the Company

The Company intends to divest its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) to the shareholders of the Company of record on August 22, 2007, who will, receive shares of MicroChannel on a one-for-one basis. The transaction is regarded as a dividend-in-kind paid to the shareholders of the Company.  The divesture will be completed upon approval by regulatory agencies.

At August 22, 2007, the net assets of MicroChannel can be summarized as follows:

	2007	2006
Current assets	$400,000	$-
Fixed assets	-	-
Current liabilities	-	(135,537)
Net assets	$400,000	$(135,537)

The operations results of MicroChannel for the 356 day period ended August 22, 2007 can be summarized as follows:

	2007	2006

Revenue	$-	$-
Expenses	27,498	82,739
Other income (expenses)	(93)	-
Net income (loss)	$(27,405)	$(82,739)

On April 29, 2005, an Option Agreement (the “Agreement”) was executed between Iowa State Research Foundation Inc., (“ISURF”) and MicroChannel, pursuant to which MicroChannel has acquired an option to obtain a license to certain nerve regeneration technologies being developed by ISURF. On October 13, 2005, the Agreement has been amended to change the payment due dates. At August 22, 2007, the total consideration paid was $2,000 in option fees and $155,839 to support the research project entitled “Conduits with Micropatterned Films for Peripheral Nerve Regeneration”.

On February 8, 2007, both parties agreed to extend the project period to June 1, 2007. Contingent upon satisfactory progress and success of the "Conduits with Micropatterned Films for Peripheral Nerve Regeneration," research project, MicroChannel has also agreed to provide additional funds ($73,166) for a project entitled “Conduits with Micropatterned Films for Optic Nerve Regeneration,” which will test the efficacy of biodegradable micropatterned conduits on optic nerve regeneration.

5. Equipment

	2007	2006

Computer equipment	$2,486	$2,486
Office equipment	1,159	1,159
	3,645	3,645
Less: accumulated depreciation	(3,193)	(2,565)
	$452	$1,080

Depreciation expenses charged to operations was $628 (2006: $374) for the year ended August 31, 2007.

6. Capital Stock

At August 31, 2007 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

On April 23, 2007, the Company completed a private placement of 1,000,000 units at a price of $0.50 each for gross proceeds of $500,000. Each unit consists of one share of the Company’s common stock, one Class C non-redeemable warrant to purchase a share of common stock at $0.50 per share for a period of 18 months from date of issuance; one Class D non-redeemable warrant to purchase a share of common stock at $0.55 per share for a period of 24 months from date of issuance and one Class E non-redeemable warrant to purchase a share of common stock at $0.60 per share for a period of 36 months from date of issuance.  The allocated proceeds of the warrants issued were $106,112 for Class C, $119,150 for Class D and $128,694 for Class E.  The fair value of warrants issued as part of the private placement was determined using the Black Scholes model with weighted average assumptions as follows:

Risk free interest rate	4.55% - 4.76%
Expected life of options in years	1.5 to 3.0 years
Expected volatility	143.8% - 149.3%
Dividend per share	$0.00

7. Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price
Class A Warrants

Balance, August 31, 2006	3,000,000	$0.167
Exercised	(3,000,000)	0.167
Balance, August 31, 2007	-

Class B Warrants

Balance, August 31, 2006	3,000,000	$0.183
Exercised	(3,000,000)	0.183
Balance, August 31, 2007	-

Class C Warrants

Balance, August 31, 2006	-	$-
Granted	1,000,000	0.500
Exercised	(980,000)	0.500
Balance, August 31, 2007	20,000	0.500

Class D Warrants

Balance, August 31, 2006	-	$-
Granted	1,000,000	0.550
Exercised	(880,000)	0.550
Balance, August 31, 2007	120,000	0.550

Class E Warrants

Balance, August 31, 2006	-	$-
Granted	1,000,000	0.600
Exercised	(880,000)	0.600
Balance, August 31, 2007	120,000	0.600

As of August 31, 2007, the following warrants were outstanding:

(a) 20,000 Class C warrants which entitle the holders to purchase 20,000 common shares of the Company at $0.50 each expiring on October 23, 2008.

(b) 120,000 Class D warrants which entitle the holders to purchase 120,000 common shares of the Company at $0.55 each expiring on April 23, 2009.

(c) 120,000 Class E warrants which entitle the holders to purchase 120,000 common shares of the Company at $0.60 each expiring on April 23, 2010.

8. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the years ended August 31, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

The Company’s former president released the Company of its commitment to pay the management fee payable of $30,000, which was included in accounts payable, and was due for the services rendered by the former president in fiscal year 2003.  As a result, the Company wrote off the management fee payable included in accounts payable during the year ended August 31, 2007.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the President and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $20,106 (2006: $nil) for the year ended August 31, 2007.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

9. Income Taxes

(a) The Company has net losses for tax purposes totaling approximately $1,991,899 (2006 - $482,000) which may be applied against future taxable income, and will expire starting 2019 through 2029.  Accordingly, there is no tax expense for the years ended August 31, 2007 and 2006. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

(b) The tax effects of temporary difference that gives rise to the Company’s deferred tax asset are as follows:

	2007	2006

Tax loss carryforwards	$697,169	$168,700
Valuation allowance	(697,169)	(168,700)
	$-	$ -

(c) The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended August 31, 2007 and 2006:

	2007	2006

Income tax benefit at statutory rate	$528,469	$(56,700)
Change in valuation allowance	(528,469)	56,700
	$-	$-

10. Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

11. Subsequent Events

On September 10, 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Mr. Cucinelli receives an annualized base salary of $105,000 and has been granted options to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21.  The options vest as follows: (a) 500,000 vest and become exercisable upon receiving engineering reports and independent confirmation that the NanoPower Windows can be manufactured at commercially viable prices and be able to generate a sufficient amount of electricity to be marketable to customers, whether retail or wholesale; (b) 500,000 vest and become exercisable upon commencing commercial sales of the NanoPower Window, whether to retail customers or wholesale customers; (c) 500,000 vest and become exercisable upon reaching $1,000,000 in total cumulative commercial sales of the NanoPower Window during any three month period of a fiscal year, and (d) All 1,500,000 vest and become exercisable if and when Sungen Technologies, Inc. is acquired by a third party at a price that has been approved by shareholders and the Board of Directors or when the Company, because of its ownership of Sungen Technologies, Inc., is acquired by a third party at a price that has been approved by shareholders and the Board of Directors.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure.

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

There have been no changes in internal controls, or in factors that could affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

NICHOLAS CUCINELLI, (Age 34).  President, Chief Executive Officer, Director. Mr. Cucinelli earned his Bachelor’s degree in Science from the United States Coast Guard Academy 1995.  From September 2002 to August 2005, Mr. Cucinelli was a graduate student (MS & MBA) at the University of Michigan.  Concurrent with his studies at the University of Michigan, Mr. Cucinelli was: a Graduate Student Research Assistant for, and a founding member of, the University’s “Sustainable Mobility and Accessibility Research & Transformation project” (January 2003 – April 2004); involuntarily recalled from the U.S. Coast Guard Reserve to active duty in support of Operation Neptune Shield (March 2003 – September 2003); a strategy consultant to the non-profit Carbon Disclosure Project (March – April 2004); employed full-time as an MBA intern within the Corporate Governance Division at Ford Motor Company (May – August 2004); and a member of a strategy consulting team for the Future Fuels Team within BP, plc. (October 2004 – August 2005). From September 2005 to June 2007, Mr. Cucinelli was employed by Energy Conversion Devices, Inc., where he held the position of Senior Business Development Specialist and facilitated the commercialization of solar photovoltaic, advanced battery, fuel cell, solid-state hydrogen storage, and next generation information technologies. On June 1st, 2007, Mr. Cucinelli was honorably discharged from the U.S. Coast Guard Reserve after completing nearly 16 years of Federal service. From June to September 2007, Mr. Cucinelli was employed by ENER subsidiary, United Solar Ovonic LLC, where he held the position of Manager, Federal and Military Sales.  Mr. Cucinelli joined the Company as President, Chief Executive Officer and Director on September 10, 2007.

THOMAS GLADWIN, (Age 58).  Director. Dr. Gladwin earned his Bachelor’s degree in Science from the University of Delaware in 1970, an MBA from the University of Michigan in 1971, and a Ph.D. in International Business and Natural Resource Policy from the University of Michigan in 1975.  From September 1998 to the present, Dr. Gladwin has held tenure as the Max McGraw Professor of Sustainable Enterprise at The University of Michigan, jointly appointed in the University’s Stephen M. Ross School of Business and the School of Natural Resources and Environment.  In this role he serves as Co-Director of the Erb Institute for Global Sustainable Enterprise at The University of Michigan and co-directs the University’s “Sustainable Mobility and Accessibility Research & Transformation” [SMART].  Dr. Gladwin also serves as a Core Faculty Member in the HRH The Prince of Wales' Business & the Environment Programme and is engaged in business consulting. Dr. Gladwin serves on the Board of Directors of SustainAbility Ltd. and Trillium Asset Management Corporation.  Dr. Gladwin joined the Company as a Director on September 12, 2007.

ALASTAIR LIVESEY, (Age 49).  Director. Dr. Livesey earned his Bachelor's degree (B.A.) in Science from the University of Cambridge in 1979, followed by an MA and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984 respectively.  From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field. Dr. Gladwin joined the Company as a Director on September 19, 2007.

HARMEL S. RAYAT, (Age 46). Secretary, Treasurer, Chief Financial Officer, Director.  Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations. During the past five years, Mr. Rayat also has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, MicroChannel Technologies Corporation (currently secretary, treasurer, chief financial officer, director, and majority shareholder), PhytoMedical Technologies, Inc. (currently secretary, treasurer, chief financial officer, director, and majority shareholder), HepaLife Technologies, Inc. (currently secretary, treasurer, chief financial officer, director, and majority shareholder), Entheos Technologies, Inc. (currently president, chief executive officer, chief financial officer, director, and majority shareholder), and International  Energy, Inc. (currently secretary, treasurer, chief financial officer, director and majority shareholder). Mr. Rayat has served as a director of the Company since September 8, 2006

There are no family relationships among or between any of our officers and directors.

During the past five years, except as set forth below, none of our directors, executive officers, promoters or control persons has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., and Innotech Corporation, of which Mr. Rayat had served at various times as a director and officer, along with certain other individuals, collectively “the respondents,” consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation agreed to cease and desist from committing or causing any violations and any future violations of, among other things, Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended August 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the year ended August 31, 2007 that exceeded $100,000.

Summary Compensation Table

   Securities

   Underlying

Name and

   Options

All Other

Principal Position

Year

Salary

Bonus        Other

   Granted

Compensation

Harmel S. Rayat

2007

$0

$0

$0

     0

$0

Secretary,

2006

$0

$0

$0

     0

$0

Chief Financial Officer

2005

$0

$0

$0

     0

$0

Treasurer and Director

Kaiyo Nedd (1)

2007

$0

$0

$0

     0

$0

Former President,

2006

$0

$0

$0

     0

$0

CEO, and Director

2005

$0

$0

$0

     0

$0

Terri DuMoulin (2)

2007

$0

$0

$0

     0

$0

Former President, CEO,

2006

$0

$0

$0

     0

$0

Chief Financial Officer

2005

$0

$0

$0

     0

$0

and Director

Tareq Ghazaleh (3)

2007

$0

$0

$0

     0

$0

Former Secretary,

2006

$0

$0

$0

     0

$0

Treasurer and Director

2005

$0

$0

$0

     0

$0

Pattiann Hiranandani (4)

2007

$0

$0

$0

     0

$0

Former Director

2006

$0

$0

$0

     0

$0

2005

$0

$0

$0

     0

$0

Kesar Dhaliwal (5)

2007

$0

$0

$0

     0

$0

Former Director

2006

$0

$0

$0

     0

$0

2005

$0

$0

$0

     0

$0

Sandra Dunn (6)

2007

$0

$0

$0

     0

$0

Former Director

2006

$0

$0

$0

     0

$0

2005

$0

$0

$0

     0

$0

(1)  Dr. Kaiyo Nedd resigned on October 1, 2007

(2)  Terri DuMoulin resigned on March 8, 2007

(3)  Tareq Ghazaleh resigned on October 1, 2007

(4)  Pattiann Hiranandani resigned on October 1, 2007

(5)  Kesar Dhaliwal resigned on August 14, 2006

(6)  Sandra Dunn resigned on March 15, 2006

Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. During the years ended August 31, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 16, 2007, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat

36,749,600

66%

2638 Lapeer Road, Suite 2,

Auburn Hills, MI  48326

Nicholas Cucinelli

 1,500,000

3%

2638 Lapeer Road, Suite 2,

Auburn Hills, MI  48326

Thomas Gladwin

0

0%

2638 Lapeer Road, Suite 2,

Auburn Hills, MI  48326

Alastair Livesey

0

0%

2638 Lapeer Road, Suite 2,

Auburn Hills, MI  48326

Directors and Executive Officers

38,249,600

69%

as a group (4 persons)

(1) 1,500,000 stock options were granted on September 10, 2007, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the years ended August 31, 2007 and 2006, the current president and directors provided services to the Company for no compensation.

The Company’s former president released the Company of its commitment to pay the management fee payable of $30,000, which was included in accounts payable, and was due for the services rendered by the former president in fiscal year 2003.  As a result, the Company wrote off the management fee payable included in accounts payable during the year ended August 31, 2007.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the President and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $20,106 (2006: $nil) for the year ended August 31, 2007.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., MicroChannel Technologies Corporation, Entheos Technologies, Inc. and HepaLife Technologies, Inc.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

June 8, 2007: On June 4, 2007, Octillion Corp. issued a news release to announce that in early models of Octillion’s transparent photovoltaic ‘NanoPower Windows’, scientists have successfully engineered and assembled a mechanically stable, see-through developmental prototype

July 27, 2007: On July 23, 2007, Octillion Corp., through its wholly owned subsidiary, Sungen Energy, Inc., amended its Sponsored Research Agreement with the University of Illinois.

August 10, 2007: On August 3, 2007, Octillion Corp. issued a news release to announce the spin-out of its wholly owned subsidiary, MicroChannel Technologies Corporation, to shareholders of record on August 22, 2007.  On August 8, 2007, Octillion Corp. issued a news release to announce that MicroChannel Technologies Corporation intends to file a registration statement with the Securities and Exchange Commission.

August 22, 2007: On August 16, 2007, Octillion Corp. issued a news release to announce that the Company's shares are now quoted on the Over-the-Counter Bulletin Board (OTCBB) market under the ticker symbol, "OCTL".  On August 20, 2007, Octillion Corp. issued a news release to announce that a published research study has demonstrated, among other achievements, that the same silicon nanoparticles used in development of the Company's first-of-its-kind transparent glass window capable of generating electricity, are able to drastically increase the power performance of conventional silicon solar cells. On August 21, 2007, Octillion Corp. issued a news release to announce that researchers at the U.S. Department of Energy's National Renewable Energy Laboratory (NREL) have observed a new and important high-energy effect in silicon nanoparticles - the principal material used in Octillion's NanoPower Window technology - which results in a process where more of the sun's energy is converted into electricity.

August 30, 2007: On August 24, 2007, Octillion Corp. issued a news release to provide details on the spin out to shareholders of its wholly owned subsidiary, MicroChannel Technologies Corporation. On August 29, 2007, Octillion Corp. issued a news release to announce plans to bolster its management team with expertise in commercial solar and photovoltaic technologies on the heels of recent significant achievements in the research and development of the Company's first-of-its-kind transparent glass window capable of generating electricity.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent auditors.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ended  August  31, 2007 and August 31, 2006 were $26,019  and $4,682 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2007 and 2006 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2007 and 2006 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 29th day of November, 2007.

Octillion Corp.

/s/ Nicholas Cucinelli

Nicholas Cucinelli

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Nicholas Cucinelli

President, Chief Executive Officer

November 29, 2007

Nicholas Cucinelli

Chief Financial Officer, Director

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

November 29, 2007

Harmel S. Rayat

Chief Financial Officer, Principal

Accounting Officer