Form 10QSB
period 2007-11-30
OCTILLION CORP
filed 2008-01-14
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2007

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

OCTILLION CORP. AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-127953

(Commission File Number)

59-3509694

(I.R.S Employer Identification No.)

2638 Lapeer Road, Suite 2, Auburn Hills, MI  48326

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of January 9, 2008, there were 53,864,600 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED NOVEMBER 30, 2007

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet at November 30, 2007

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three Months Ended November 30, 2007 and 2006,

and For the Period from Inception (May 5, 1998) to November 30, 2007

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to November 30, 2007

Interim Unaudited Consolidated Statements of Cash Flows

9

For the Three Months Ended November 30, 2007 and 2006, and For the Period

from Inception (May 5, 1998) to November 30, 2007

Notes to Interim Unaudited Consolidated Financial Statements

10

Item 2.  Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Controls and Procedures

25

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Security Holders

26

Item 5. Other Information

26

Item 6. Exhibits and Reports on Form 8-K

26

Signatures

27

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

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

November 30,
2007

ASSETS

Current Assets
Cash and cash equivalents	$ 905,422
Prepaid expenses	1,506
906,928

Equipment, net (Note 6)	2,410

Total Assets	$909,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$82,748
Accounts payable - related party (Note 10)	4,375

Total Liabilities	87,123

Stockholders' Equity
Authorized:
1,000,000 preferred shares, with par value of $0.10 per share
100,000,000 common shares, with par value of $0.001 per share
Issued: 53,864,600 common shares	53,865
Additional paid-in capital	4,641,592
Accumulated other comprehensive income (loss)	(5,829)
Deficit accumulated during the development stage	(3,867,413)
Total Stockholders' Equity	822,215

Total Liabilities and Stockholders' Equity	$ 909,338

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative	Three Months	Three Months
	May 5, 1998	Ended	Ended
	(inception) to	November 30,	November 30,
	November 30, 2007	2007	2006

Expenses

Investor relations	$1,408,935	$378,910	$380,970
Management fees - related party	203,074	-	-
Other operating expenses	271,611	100,114	2,806
Professional fees	236,442	18,065	7,055
Research and development (Note 5)	266,709	78,054	27,150
Stock based compensation expenses (Note 9)	887,125	887,125	-
Travel and entertainment	108,145	28,361	5,211
Loss from operations	3,382,041	1,490,629	423,192

Other income
Interest	50,075	12,904	2,340
Foreign exchange gain (loss)	(3,350)	2,211	(107)
Payable forgiven	30,000	-	-

Loss from continuing operations	(3,305,316)	(1,475,514)	(420,959)

Loss from discontinued operations	(162,097)	-	(26,460)

Net loss for the period	$(3,467,413)	$(1,475,514)	$(447,419)

Loss per share:
Continuing operations		$(0.027)	$(0.009)
Discontinued operations		-	(0.001)
		$(0.027)	$(0.010)

Weighted average number of
common shares outstanding:
Basic and diluted		53,864,600	44,598,996

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated
						other	Deficit accumulated
	Preferred Stock		Common Stock		Additional	comprehensive	during the	Comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	development stage	income (loss)	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-		150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)		140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)		62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)		50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)		37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)		(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-		80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-		23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)		(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)		(31,674)

Comprehensive income (loss)

Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)		(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-		500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)		207,202

Exercise of Class A Warrants at $0.167
per share	-	-	3,000,000	3,000	497,000	-	-		500,000

Exercise of Class B Warrants at $0.183
per share	-	-	3,000,000	3,000	547,000	-	-		550,000

Exercise of Class C Warrants at $0.50
per share	-	-	980,000	980	489,020	-	-		490,000

Exercise of Class D Warrants at $0.55
per share	-	-	880,000	880	483,120	-	-		484,000

Exercise of Class E Warrants at $0.60
per share	-	-	880,000	880	527,120	-	-		528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-		500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)		(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Stock based compensation	-	-	-	-	887,125	-	-	-	887,125

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(4,018)	-	(4,018)	(4,018)

Net loss for the period	-	-	-	-	-	-	(1,475,514)	(1,475,514)	(1,475,514)
								$(1,479,532)

Balance, November 30, 2007	-	$-	53,864,600	$53,865	$4,641,592	$(5,829)	$(3,867,413)		$822,215

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2007
(Expressed in US Dollars)
(Unaudited)

	Cumulative	Three Months	Three Months
	May 5, 1998	Ended	Ended
	(inception) to	November 30,	November 30,
	August 31, 2007	2007	2006

Cash flows used in operating activities
Loss from continuing operations	$(3,305,316)	$(1,475,514)	$(420,959)
Add: loss from discontinued operations	(162,097)	-	(26,460)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	3,506	313	204
- stock based compensation expense	887,125	887,125	-
- payable written off	(30,000)	-	-
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- decrease (increase) in prepaid expenses	(1,506)	(1,506)	1,496
- increase (decrease) in accounts payable and accrued liabilities	82,748	59,042	160,529
- increase (decrease) in accounts payable - related party	34,375	4,375	-
Net cash used in operating activities	(2,384,833)	(526,165)	(285,190)

Cash flows from investing activities
Purchase of equipment	(5,916)	(2,271)	-
Net cash flows used in investing activities	(5,916)	(2,271)	-

Cash flows from financing activities
Proceeds from the issuance of common stock	3,702,000	-	375,000
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	-
Dividend paid	(400,000)	-	-
Net cash flows provided by financing activities	3,302,000	-	375,000

Increase (decrease) in cash and cash equivalents	911,251	(528,436)	89,810

Effect of foreign currency translation	(5,829)	(4,018)	-

Cash and cash equivalents - beginning of period	-	1,437,876	247,492

Cash and cash equivalents - end of period	$905,422	$905,422	$337,302

Supplemental cash flow information:
Interest paid in cash	$10,219	$-	$9,844
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$-	$103,332

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

November 30, 2007

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Octillion Technologies Limited (“Octillion Technologies”). Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office. All significant inter-company balances and transactions have been eliminated.

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies. Among the Company’s current research and development activities are the development of a patent-pending technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operation.

The Company has not generated any revenues and has incurred losses of $3,867,413 since inception. The Company has incurred a loss of $1,475,514 during the three months ended November 30, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

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

2. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2007, and the results of operations and cash flows for the three months ended November 30, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's 2007 Annual Report on Form 10-KSB.

3. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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

	Three months ended
	November 30,
	2007	2006
Numerator - net loss available to common
stockholders	$(1,475,514)	$(447,419)

Denominator - weighted average number of
common shares outstanding	53,864,600	44,598,996

Basic and diluted loss per common share	$ (0.027)	$ (0.010)

5. Option Interest in Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for two years until August 22, 2008 and the Company has to pay $422,818 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 3 of $27,150 each (paid) and 4 of $78,054 each payable every three months thereafter ($78,054 paid and $78,054 accrued).

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not exceed 5% and $100,000, respectively.

As of November 30, 2007, the Company has paid $266,709 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are thus expensed.

6. Equipment

November 30,
2007

Computer equipment	$3,257
Less: accumulated depreciation	(847)
$2,410

Depreciation expenses charged to operations was $313 (2006: $204) for the three months ended November 30, 2007.

7. Capital Stock

At November 30, 2007 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

8. Warrants

As of November 30, 2007, the following warrants were outstanding:

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

9. Stock Options

As of November 30, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

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

As the 1,500,000 stock options will vest based on certain performance conditions, the Company expects that the first 500,000 stock options will vest at around 18 months from the date of grant, the second 500,000 stock options will vest at around 24 months from the date of grant and the remaining 500,000 stock options will vest at around 30 months from the date of grant. The fair value of each batch of stock options will be amortized over their expected service periods. The Company will periodically reassess the probability of the performance conditions being met and the estimated service period of each batch of stock options.

The fair value of the 1,500,000 options granted was estimated at $4.53 each, for a total of amount of $6,795,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 187.12%, risk-free interest rates of 4.56%, and expected lives of 5 years.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding at August 31, 2007	-	$-
Granted	1,500,000	4.21
Outstanding at November 30, 2007	1,500,000	4.21	9.79 years	$-

Exercisable at November 30, 2007	-	$4.21

Available for grant at November 30, 2007

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended November 30, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2007. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil for the three months ended November 30, 2007. Weighted average fair value of options granted during the three months ended November 30, 2007 was $4.21 per share.

A summary of the Company’s unvested stock options and changes during the periods are as follows:

		Fair value
	Number of options	per share

Outstanding, August 31, 2007	-	$-
Granted during the period	1,500,000	4.21
Vested during the period	-	-
Outstanding, November 30, 2007	1,500,000	$4.21

During the three months period ended November 30, 2007, compensation expense of $887,125 (2006: $nil) was recognized. As of November 30, 2007, the Company had $5,490,542 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.5 years.

The options outstanding and exercisable as of November 30, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	November 30,	Contractual	Exercise	November 30,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$4.21	1,500,000	9.79	$4.21	-	$4.21

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

10. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three months ended November 30, 2007, the company paid $3,000 (2006: $nil) to the current president for services provided to the Company starting from August 2007.

At November 30, 2007, the Company has an amount of $4,375 (2006: $nil) due to an officer of the Company for his services provided.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the Chief Financial Officer and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $12,146 (2006: $nil) for the three months ended November 30, 2007.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

11. Segment Information

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending November 30, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

We were incorporated in the State of Nevada on May 5, 1998, with an authorized capital stock of 100,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, par value $0.10.  As of January 9, 2008, 53,864,600 shares of common stock were issued and outstanding; there are no preferred shares issued and outstanding.

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

UIUC Silicon Nanoparticle Energy Technology

On August 25, 2006, through our wholly owned subsidiary, Sungen Energy, Inc. (“Sungen”), we entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, the Company through its wholly owned subsidiary, Sungen, amended its Sponsored Research Agreement with the UIUC Pursuant to this amended Sponsored Research Agreement, Octillion agreed to provide additional funds to the previously awarded amount of $219,201 to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.

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

We have not generated any revenues and have incurred losses of $3,867,413 since inception. We have incurred losses of $1,475,514 during the three months ended November 30, 2007.  Cash on hand at November 30, 2007 totaled $905,422.  We do not anticipate any revenues from operations for the foreseeable future.  Accordingly, we will need to obtain financing from other sources to meet our obligations.

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

Since inception we have financed our operations primarily with the net proceeds received from sales of our common stock and the exercise of warrants in the aggregate amount of $3,702,000 and loans from Mr. Rayat (our Secretary, Treasurer, Chief Financial Officer, one of our directors and controlling stockholder) in the amount of $150,000, which has been repaid.   In light of our recently completed financing we believe that our available funds will be sufficient to fund our operations through at least 2008. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

We hope to keep operating costs to a minimum until we achieve positive cash flow through financings or operating activities. If we are unable to generate profits or unable to obtain sufficient additional funds for our working capital needs, we may need to delay, scale-back or eliminate certain areas of our research and development programs or cease operations. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Liquidity and Capital Resources

As of November 30, 2007, the Company had a cash balance of $905,422. The Company has financed its operations primarily through cash on hand during the three months ended November 30, 2007.

Net cash flows used in operating activities was $526,165, for the three month period ending November 30, 2007, compared to net cash flows used of $285,190 for the same period in 2006, primarily due to an increase in stock based compensation costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $0 for the three months period ending November 30, 2007, compared to $375,000 for the same period in 2006. The Company has financed its operations primarily from cash on hand and warrant exercises.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three months ended November 30, 2007, the company paid $3,000 (2006: $nil) to the current president for services provided to the Company starting from August 2007.

At November 30, 2007, the Company has an amount of $4,375 (2006: $nil) due to an officer of the Company for his services provided.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the Chief Financial Officer and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $12,146 (2006: $nil) for the three months ended November 30, 2007.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements, the most critical accounting policy for us at this time is related to share-based payments.

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

We are a development stage company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We have incurred losses since inception. We had a working capital surplus of $819,805 at November 30, 2007, and stockholders’ equity of $822,215 at November 30, 2007.

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

Our ability to achieve profitability is dependent on ultimately commercializing the UIUC Silicon Nanoparticle Energy Technology and entering into agreements for commercialization of such products.   At this time we have not submitted any products for regulatory approval nor do we have any agreements with any third parties regarding the commercialization of any products.  The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent us from achieving profitability.  This would result in the loss of your investment.  Moreover, even if the UIUC Silicon Nanoparticle Energy Technology, or any products based on such technologies are commercialized, we may still not achieve profitable operations, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely lost.

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

We are dependent upon certain key collaborating scientific personnel who are not employed by us, with respect to the continuing research and development of the UIUC Silicon Nanoparticle Energy Technology. The loss of such services could have a materially adverse effect on us. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. These individuals are not bound by contract to us nor employed by us. They might move on to other research.  Because there is no assurance that qualified replacements can be found, the loss of their services may substantially delay if not preclude the continued development of our technologies, in which event we may need to curtail or cease our operations and as a result the value of your investment may be diminished or entirely lost.

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

As of January 9, 2008, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates will, in the aggregate, beneficially own approximately 68% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. During the last twelve months our stock has traded at a low of $0.56 (April 5, 2007) and a high of $5.39 (August 17, 2007).  The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

There have been no changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

September 14, 2007: On September 10, 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer, effective immediately.  The Company established and Mr. Cucinelli agreed to a compensation package consisting of a salary, stock options, relocation expenses and health benefits, as agreed to in a General Offer of Employment Agreement dated September 4, 2007.

September 18, 2007: On September 17, 2007, Octillion Corp. issued a news release to announce the appointment of Professor Thomas N. Gladwin, PhD, MBA, to the Company's Board of Directors.

September 24, 2007: On September 19, 2007, Octillion Corp. issued a news release to announce the appointment of Professor Alastair K. Livesey, PhD, to the Company's Board of Directors.

October 4, 2007: On October 1, 2007, Dr. Kaiyo Nedd and Ms. Pattiann Hiranandani resigned from the Company's Board of Directors in order to serve exclusively on the Board of Directors of the Company’s wholly-owned subsidiary, MicroChannel Technologies Corporation.

October 15, 2007: On October 1, 2007, Octillion Corp. issued a news release to announce that its wholly owned subsidiary, MicroChannel Technologies Corporation (MicroChannel), has filed a registration statement with the Securities and Exchange Commission (SEC), which will allow for the spin out and distribution of MicroChannel shares as a special dividend to shareholders of Octillion on a one-for-one basis. On October 9, 2007, Octillion Corp. issued a news release to announce that it has increased its research staff to four, with plans to further boost research personnel, contingent upon ongoing results from the development of the Company’s first-of-its-kind transparent glass window capable of generating electricity.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 9th day of January, 2008.

Octillion Corp.

/s/ Nicholas Cucinelli

Nicholas Cucinelli

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Nicholas Cucinelli

President, Chief Executive Officer

January 9, 2008

Nicholas Cucinelli

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

January 9, 2008

Harmel S. Rayat

Director