Form 10QSB
period 2008-02-29
OCTILLION CORP
filed 2008-04-14
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2008

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of
April 10, 2008, there were 57,559,600 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED FEBRUARY 29, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheet at February 29, 2008

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three and Six Months Ended February 29, 2008 and February 28, 2007,

and For the Period from Inception (May 5, 1998) to February 29, 2008

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

from Inception (May 5, 1998) to February 29, 2008

Interim Unaudited Consolidated Statements of Cash Flows

9

For the Six Months Ended February 29, 2008 and February 28, 2007, and For the Period

from Inception (May 5, 1998) to February 29, 2008

Notes to Interim Unaudited Consolidated Financial Statements

10

Item 2.  Management's Discussion and Analysis or Plan of Operation

16

Item 3.  Controls and Procedures

26

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

27

Item 4. Submission of Matters to a Vote of Security Holders

27

Item 5. Other Information

27

Item 6. Exhibits and Reports on Form 8-K

27

Signatures

28

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

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008
(Expressed in U.S. Dollars)
(Unaudited)

February 29, 2008

ASSETS

Current Assets
Cash and cash equivalents	$3,863,495
Prepaid expenses	3,766
3,867,261

Equipment, net (Note 6)	2,003

Total Assets	$3,869,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$96,224
Accounts payable - related party (Note 10)	4,375

Total Liabilities	100,599

Stockholders' Equity
Authorized:
1,000,000 preferred shares, with par value of $0.10 per share
100,000,000 common shares, with par value of $0.001 per share
Issued and Outstanding: 57,539,600 common shares	57,540
Additional paid-in capital	8,922,213
Accumulated other comprehensive income (loss)	(9,712)
Deficit accumulated during the development stage	(5,201,376)
Total Stockholders' Equity	3,768,665

Total Liabilities and Stockholders' Equity	$3,869,264

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007, AND
FOR THE PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 29, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative	Three Months	Three Months	Six Months	Six Months
	May 5, 1998	Ended	Ended	Ended	Ended
	(inception) to	February 29,	February 28,	February 29,	February 28,
	February 29, 2008	2008	2007	2008	2007

Expenses

Investor relations	$1,554,170	$145,235	$65,860	$524,145	$446,830
Management fees - related party	203,074	-	-	-	-
Other operating expenses	2,170,977	1,012,241	12,972	1,999,480	15,778
Professional fees	315,380	78,938	12,768	97,003	19,823
Research and development (Note 5)	344,908	78,199	27,150	156,253	54,300
Travel and entertainment	141,002	32,857	4,501	61,218	9,712
Loss from operations	4,729,511	1,347,470	123,251	2,838,099	546,443

Other income
Interest	61,774	11,699	7,298	24,603	9,638
Foreign exchange gain (loss)	(1,542)	1,808	(233)	4,019	(340)
Payable forgiven	30,000	-	-	-	-

Loss from continuing operations	(4,639,279)	(1,333,963)	(116,186)	(2,809,477)	(537,145)

Loss from discontinued operations	(162,097)	-	-	-	(26,460)

Net loss for the period	$(4,801,376)	$(1,333,963)	$(116,186)	$(2,809,477)	$(563,605)

Loss per share:
Continuing operations		$(0.024)	$(0.002)	$(0.052)	$(0.011)
Discontinued operations		-	-	-	(0.001)
		$(0.024)	$(0.002)	$(0.052)	$(0.012)

Weighted average number of
common shares outstanding:
Basic and diluted		54,583,622	49,217,133	54,226,075	46,895,307

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 29, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				Accumulated other	Deficit accumulated
	Common Stock		Additional	comprehensive	during the	Comprehensive	Total stockholders'
	Shares	Amount	paid-in capital	income (loss)	development stage	income (loss)	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	9,000,000	$9,000	$(6,000)	$-	$-	-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	1,125,000	1,125	148,875	-	-		150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss						(12,326)

Balance, August 31, 1998	10,125,000	10,125	142,875	-	(12,326)		140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss						(77,946)

Balance, August 31, 1999	10,125,000	10,125	142,875	-	(90,272)		62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss						(12,446)

Balance, August 31, 2000	10,125,000	10,125	142,875	-	(102,718)		50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss						(12,904)

Balance, August 31, 2001	10,125,000	10,125	142,875	-	(115,622)		37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(54,935)	(54,935)
Total comprehensive loss						(54,935)

Balance, August 31, 2002	10,125,000	10,125	142,875	-	(170,557)		(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	24,000,000	24,000	56,000	-	-		80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	6,999,600	7,000	16,332	-	-		23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss						(97,662)

Balance, August 31, 2003	41,124,600	41,125	215,207	-	(268,219)		(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss						(19,787)

Balance, August 31, 2004	41,124,600	41,125	215,207	-	(288,006)		(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss						(103,142)

Balance, August 31, 2005	41,124,600	41,125	215,207	-	(391,148)		(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	3,000,000	3,000	497,000	-	-		500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss						(157,982)

Balance, August 31, 2006	44,124,600	44,125	712,207	-	(549,130)		207,202

Exercise of Class A Warrants at $0.167
per share	3,000,000	3,000	497,000	-	-		500,000

Exercise of Class B Warrants at $0.183
per share	3,000,000	3,000	547,000	-	-		550,000

Exercise of Class C Warrants at $0.50
per share	980,000	980	489,020	-	-		490,000

Exercise of Class D Warrants at $0.55
per share	880,000	880	483,120	-	-		484,000

Exercise of Class E Warrants at $0.60
per share	880,000	880	527,120	-	-		528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	1,000,000	1,000	499,000	-	-		500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	(400,000)		(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss						(1,444,580)

Balance, August 31, 2007	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock issued for cash, net	3,675,000	3,675	1,054,396				1,058,071

Issuance of warrants on private placement			1,694,905				1,694,905

Issuance of warrants to broker as commission			642,980				642,980

Stock based compensation	-	-	1,775,465	-	-	-	1,775,465

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(7,901)	-	(7,901)	(7,901)

Net loss for the period	-	-	-	-	(2,809,477)	(2,809,477)	(2,809,477)
						$ (2,817,378)

Balance, February 29, 2008	57,539,600	$57,540	$8,922,213	$(9,712)	$(5,201,376)		$3,768,665

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 29, 2008
(Expressed in US Dollars)
(Unaudited)

	Cumulative	Six Months	Six Months
	May 5, 1998	Ended	Ended
	(inception) to	February 29,	February 28,
	February 29, 2008	2008	2007

Cash flows from operating activities
Loss from continuing operations	$(4,639,279)	$(2,809,477)	$ (537,145)
Add: loss from discontinued operations	(162,097)	-	(26,460)
Adjustments to reconcile net loss to
net cash from operating activities:
- depreciation	3,912	719	382
- stock based compensation expense	1,775,465	1,775,465	-
- payable written off	(30,000)	-	-
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- decrease (increase) in prepaid expenses	(3,766)	(3,766)	1,496
- increase (decrease) in accounts payable and accrued liabilities	96,224	72,518	(4,042)
- increase (decrease) in accounts payable - related party	34,375	4,375	-
Net cash used in operating activities	(2,818,834)	(960,166)	(565,769)

Cash flows from investing activities
Purchase of equipment	(5,915)	(2,270)	-
Net cash used in investing activities	(5,915)	(2,270)	-

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net	7,097,956	3,395,956	912,500
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	-
Dividend paid	(400,000)	-	-
Net cash flows provided by financing activities	6,697,956	3,395,956	912,500

Increase in cash and cash equivalents	3,873,207	2,433,520	346,731

Effect of foreign currency translation	(9,712)	(7,901)	-

Cash and cash equivalents - beginning of period	-	1,437,876	247,492

Cash and cash equivalents - end of period	$3,863,495	$3,863,495	$594,223

Supplemental cash flow information:
Interest paid in cash	$10,362	$143	$-
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$-	$-
Warrants issued for brokers commissions	$642,980	$642,980	$-

(The accompanying notes are an integral part of these consolidated financial statements)

 OCTILLION CORP. AND SUSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

February 29, 2008

(Expressed in U.S. Dollars)

1. Basis of Presentation and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”) and Octillion Technologies Limited (“Octillion Technologies”). Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office. All significant inter-company balances and transactions have been eliminated.

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging, leading edge alternative energy technologies.  Among the Company’s current research and development activities is the development of a patent-pending technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operation.

The Company has not generated any revenues and has an accumulated deficit of $5,201,376. The Company has incurred a loss of $2,809,477 during the six months ended February 29, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

To meet these objectives, the Company completed a private placement of common stock and warrants for gross proceeds of $500,000 on April 23, 2007 and also completed a private placement of common stock and warrants for gross proceeds of $3,675,000 on February 12, 2008 and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 29, 2008, and the results of operations and cash flows for the six months ended February 29, 2008 and February 28, 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

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

4. Net Loss per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be anti-dilutive. The computation of basic and diluted loss per share is as follows:

	Three months ended		Six months ended
	February 29,		February 29,
	2008	2007	2008	2007
Numerator - net loss available to common
stockholders	$(1,333,963)	$(116,186)	$(2,809,477)	$(563,605)

Denominator - weighted average number of
common shares outstanding	54,863,622	49,217,133	54,226,075	46,895,307

Basic and diluted loss per common share	$(0.024)	$(0.002)	$(0.052)	$ (0.012)

5. Option Interest in Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for two years until August 22, 2008 and the Company has to pay $422,818 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 3 of $27,150 each (paid) and 4 of $78,054 each payable every three months thereafter ($156,108 paid and $78,054 accrued).

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not exceed 5% and $100,000, respectively.

As of February 29, 2008, the Company has paid $344,763 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are expensed.

6. Equipment

February 29 ,2008

Computer equipment	$3,257
Less: accumulated depreciation	(1,254)
$2,003

Depreciation expenses charged to operations was $407 (2007: $177) and $719 (2007: $382) for the three-month and six-month periods ended February 29, 2008 and February 28, 2007 respectively.

7. Capital Stock

At February 29, 2008 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

On February 12, 2008 (the “Closing Date”), the Company consummated the sale an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Investors”).

The securities that were issued in this private placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement dated February 8, 2008 with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to register the resale of the shares sold in the private placement, including shares issuable upon exercise of the Class F Callable Warrants, on a registration statement to be filed by the Company with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The registration statement was declared effective on March 21, 2008.

The Class F Callable Warrants are exercisable for a period of three years at an initial exercise price of $1.25 per share beginning on February 12, 2008. The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the warrants, in which event then the exercise price shall be reduced and only reduced to equal lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The exercise price is also subject to adjustment, of up to a maximum $0.22 per share, in the event the Company does not satisfy its obligations under the terms of Registration Rights Agreement.

The Class F Callable Warrants are callable, at a price of $0.001 per warrant, subject to certain conditions, after the earlier to occur of (i) the expiration of the then applicable hold periods for a cashless exercise under Rule 144 as promulgated pursuant to the Securities Act of 1933, as amended or (ii) the date the registration statement filed pursuant to the Registration Rights Agreement is declared effective by the SEC, if Octillion’s common stock, the volume weighted average price (“VWAP”) for each of 5 consecutive Trading Days exceeds $1.75.

Pursuant to the Securities Purchase Agreement and the Registration Rights Agreement, the Company and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  In the event that during the twelve month period following the Closing Date, the Company issues shares at a price per share which is less than $1.00 (“Base Share Price”), then the Company is required to issue to the investors the number of shares equal to (1) the quotient of the aggregate purchase price payable under the Securities Purchase Agreement divided by Base Share Price less (2) the quotient of the aggregate purchase price divided by the per share purchase price under the Securities Purchase Agreement.

The agent was paid a total cash fee of 7% of the aggregate proceeds and Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

The fair value of the 4,189,500 Class F Callable warrants granted was estimated at $1.25 each, for a total of amount of $5,236,875, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159.33%, risk-free interest rates of 4.76%, and expected lives of 3 years.

8. Warrants

As of February 29, 2008, the following warrants were outstanding:

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

(d)

4,189,500 Class F Callable Warrants which entitle the holders to purchase 4,189,500 common shares of the Company at $1.25 expiring on February 12, 2011.

9. Stock Options

As of February 29, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer and granted him options to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21.

The fair value of the 1,500,000 options granted was estimated at $4.53 each, for a total of amount of $6,795,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 187.12%, risk-free interest rates of 4.56%, and expected lives of 5 years.

On February 15, 2008, the Company terminated the stock option agreement granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year Stock Option Agreement with Mr. Nicholas Cucinelli for 1,250,000 common shares reserved for issuance under the Company’s 2006 Incentive Stock Option Plan, effective immediately.   This was accounted for as a modification of the originally issued stock options in accordance with SFAS 123(R).

The 1,250,000 stock options have an exercise price of $1.66 per share.  The options vest as follows: (a) 300,000 vest and become exercisable in annual installments of 100,000 for three years, with the first 100,000 vesting on February 8, 2009; (b) 500,000 vest and become exercisable in the event that the Company, or any subsidiary thereof, with the prior approval of the Board of Directors: successfully executes any partnership agreement or joint-venture agreement of any technology under current or future development; or successfully completes the sale any subsidiary; or any technology under current or future development; and (c) 450,000 vest and become exercisable upon: commencing commercial sales of products derived from any technology under current or future development; or successfully achieving commercial gross annual sales exceeding $10,000,000 of those products and/or services which are not derived from technologies under current or future research and development by the Company; or successfully completing the sale of Octillion to a third party, subject to shareholder and Board of Directors approval. All unexercised Options, whether vested or not, expire immediately in the event that Mr. Cucinelli is removed from his position by the Board of Directors, shareholders or voluntarily resigns from his position.

As 950,000 out of the 1,250,000 stock options will vest based on certain performance conditions, the Company expects that the first 500,000 stock options will vest at around 24 months from the date of grant and the remaining 450,000 stock options will vest at around 36 months from the date of grant The fair value of each batch of stock options will be amortized over their expected service periods. The Company will periodically reassess the probability of the performance conditions being met and the estimated service period of each batch of stock options.

The fair value of the 1,250,000 options granted was estimated at $1.39 each, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 166.72%, risk-free interest rates of 2.76%, and expected lives of 5 years.

Additional stock-based compensation expense of $100,000 will be recognized over the remaining requisite service period as a result of the cancellation and re-issuance of stock options.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding at August 31, 2007	-	$-
Granted	1,500,000	3.05
Effect of modification	(250,000)	4.21
Outstanding at February 29, 2008	1,250,000	1.66	9.97 years	$-

Exercisable at February 29, 2008	-	$0.00

Available for grant at November 30, 2007

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended February 29, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on February 29, 2008. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil for the six months ended February 29, 2008. Weighted average fair value of options granted during the six months ended February 29, 2008 was $1.66 per share.

A summary of the Company’s unvested stock options and changes during the periods are as follows:

		Fair value
	Number of options	per share

Unvested, August 31, 2007	-	$-
Granted during the period	1,500,000	2.93
Effect of modification	(250,000)	4.53
Vested during the period	-	-
Unvested, February 29, 2008	1,250,000	$1.39

During the three-month and six-month periods ended February 29, 2008 and February 28, 2007, compensation expense of $888,340 (2007: $nil) and $1,775,465 (2007: $nil) were recognized, respectively. As of February 29, 2008, the Company had $5,082,035 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.0 years.

The options outstanding and exercisable as of February 29, 2008 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	February 29,	Contractual	Exercise	February 29,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$1.66	1,250,000	9.97	$1.66	-	$0.00

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

10. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and six-month periods ended February 29, 2008 and February 28, 2007, the company paid $28,100 (2007: $nil) and $60,349 (2007: $nil) to the current president for services provided to the Company starting from August 2007, respectively.

At February 29, 2008, the Company has an amount of $4,375 (2007: $nil) due to an officer of the Company for his services provided.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the Chief Financial Officer and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $11,396 (2007: $nil) and $23,542 (2007: $nil) for the three- month and six-month periods ended February 29, 2008 and February 28, 2007 respectively.

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

12. Subsequent Events

On March 10, 2008, the Company granted 100,000 stock options to two directors. The first 20,000 stock options will vest on February 8, 2009 and then 20,000 stock options will vest every year thereafter. The fair value of the 100,000 options granted was estimated at $1.23 each, for a total of amount of $123,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending February 29, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

We were incorporated in the State of Nevada on May 5, 1998, with an authorized capital stock of 100,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, par value $0.10.  As of April 10, 2008, 57,559,600 shares of common stock were issued and outstanding; there are no preferred shares issued and outstanding.

Our corporate headquarters is located at 2638 Lapeer Road, Suite 2, Auburn Hills, MI.  Our telephone number is (800) 213-0689.

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging, leading edge alternative energy technologies.

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

Plan of Operation

Octillion Corp., together with its wholly owned subsidiaries, is a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging, leading edge alternative energy technologies.    We are conducting our operations through our wholly owned subsidiary, Sungen.

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

We have not generated any revenues and have incurred losses of $4,801,376 since inception. We have incurred losses of $2,809,477 during the six months ended February 29, 2008.  Cash on hand at February 29, 2008 totaled $3,863,495.  We do not anticipate any revenues from operations for the foreseeable future.  Accordingly, we will need to obtain financing from other sources to meet our obligations.

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

Since inception we have financed our operations primarily with the net proceeds received from sales of our common stock, exercise of warrants and a private placement in the aggregate amount of $7,097,956 and loans from Mr. Rayat (our Secretary, Treasurer, Chief Financial Officer, one of our directors and majority stockholder) in the amount of $150,000, which has been repaid.   In light of our recently completed financing we believe that our available funds will be sufficient to fund our operations through at least 2008. However, this is a forward-looking statement, and there may be changes that would consume available resources significantly before such time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

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

Liquidity and Capital Resources

As of February 29, 2008, the Company had a cash balance of $3,863,495. The Company has financed its operations primarily through cash on hand during the six months ended February 29, 2008.

Net cash flows used in operating activities was $960,166, for the six month period ending February 29, 2008, compared to net cash flows used of $565,769 for the same period in 2007, primarily due to an increase in stock based compensation costs and accounts payable.

Net cash provided by financing activities was $3,395,956 for the six months period ending February 29, 2008, compared to $912,500 for the same period in 2007. The Company has financed its operations primarily from cash on hand, warrant exercises and a private placement.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and six-month periods ended February 29, 2008 and February 28, 2007, the company paid $28,100 (2007: $nil) and $60,349 (2007: $nil) to the current president for services provided to the Company starting from August 2007, respectively.

At February 29, 2008, the Company has an amount of $4,375 (2007: $nil) due to an officer of the Company for his services provided.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the Chief Financial Officer and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $11,396 (2007: $nil) and $23,542 (2007: $nil) for the three- month and six-month periods ended February 29, 2008 and February 28, 2007 respectively.

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

We are a development stage company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future.  We have incurred losses since inception. We had a working capital surplus of $3,766,662 at February 29, 2008, and stockholders’ equity of $3,768,665 at February 29, 2008.

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

We are obligated to advance up to an additional $156,109 under the UIUC Sponsored Research Agreement.  These amounts do not include any financial undertakings required for us to secure a license with respect to the underlying technologies. We currently have sufficient financial resources to fund these costs and to maintain our operations. We will require substantial funds to conduct additional basic research and development activities, and other activities relating to the successful commercialization of the UIUC Silicon Nanoparticle Energy Technology. We do not have committed external sources of funding for our projects and we may not be able to obtain the additional funds we will require on acceptable terms, if at all.

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

If we are unable to attract and retain qualified personnel, either as employees or as consultants, when and as needed, we may not be successful in our efforts to commercialize the UIUC Silicon Nanoparticle Energy Technology.

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

As of April 10, 2008, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates will, in the aggregate, beneficially own approximately 64% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Of the 57,559,600 shares of our common stock issued and outstanding, 36,749,600 shares are deemed "restricted securities," within the meaning of Rule 144; one hundred (100%) percent of these restricted shares are owned by our secretary, treasurer, chief financial officer, director and a controlling shareholder. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards.  While we already voluntarily comply with NASDAQ exchange rules, evolving standards may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

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

ITEM 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of February 29, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by United States Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 25, 2008: On January 22, 2008, Octillion Corp. issued a news release to announce the appointment of nanotechnology and engineering expert, Prof. T.C. Yih, PhD, PE, to the Company’s Advisory Board.

February 13, 2008:  On February 13, 2008, Octillion Corp. announced that it has completed a private placement of its securities consisting of shares and warrants to institutional and accredited investors for aggregate gross proceeds of $3,675,000.

February 22, 2008: On February 15, 2008, the Company terminated the stock option agreement granted to Mr. Nicholas Cucinelli on September 4, 2007 for 1,500,000 stock options and simultaneously entered into a 10 year Stock Option Agreement with Mr. Nicholas Cucinelli for 1,250,000 common shares reserved for issuance under the Company’s 2006 Incentive Stock Option Plan, effective immediately.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 11th day of April, 2008.

Octillion Corp.

/s/ Nicholas Cucinelli

Nicholas Cucinelli

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Nicholas Cucinelli

President, Chief Executive Officer

April 11, 2008

Nicholas Cucinelli

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

April 11, 2008

Harmel S. Rayat

Director