Form 10-Q
period 2008-05-31
OCTILLION CORP
filed 2008-07-14
CIK 1071840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2008

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of
July 10, 2008, there were 57,754,600 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

OCTILLION CORP. AND SUBSIDIARIES

FORM 10-Q, QUARTER ENDED MAY 31, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets at May 31, 2008 and August 31, 2007

3

Interim Unaudited Consolidated Statements of Operations

4

For the Three and Nine Months Ended May 31, 2008 and May 31, 2007,

and For the Period from Inception (May 5, 1998) to May 31, 2008

Interim Unaudited Consolidated Statement of Stockholders’ Equity

5

from Inception (May 5, 1998) to May 31, 2008

Interim Unaudited Consolidated Statements of Cash Flows

8

For the Nine Months Ended May 31, 2008 and May 31, 2007, and For the Period

from Inception (May 5, 1998) to May 31, 2008

Notes to Interim Unaudited Consolidated Financial Statements

9

Item 2.  Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.  Controls and Procedures

18

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3. Defaults Upon Senior Securities

19

Item 4. Submission of Matters to a Vote of Security Holders

19

Item 5. Other Information

19

Item 6. Exhibits and Reports on Form 8-K

19

Signatures

20

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated interim financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AS AT MAY 31, 2008 AND AUGUST 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

	May 31	August 31
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$3,476,404	$1,437,876
Prepaid expenses	3,520	-
	3,479,924	1,437,876

Fixed assets, net (Note 6)	5,308	452

Total Assets	$3,485,232	$1,438,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$157,609	$23,706
Accounts payable - related party (Note 10)	4,375	-

Total Liabilities	161,984	23,706

Stockholders' Equity
Authorized:
1,000,000 preferred shares, with par value of $0.10 per share
100,000,000 common shares, with par value of $0.001 per share
Issued and outstanding: 57,754,600 common shares	57,755	53,865
Additional paid-in capital	10,068,646	3,754,467
Accumulated other comprehensive income (loss)	(7,674)	(1,811)
Deficit accumulated during the development stage	(6,795,479)	(2,391,899)
Total Stockholders' Equity	3,323,248	1,414,622

Total Liabilities and Stockholders' Equity	$3,485,232	$1,438,328

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative	Three Months	Three Months	Nine Months	Nine Months
	May 5, 1998	Ended	Ended	Ended	Ended
	(inception) to	May 31,	May 31,	May 31,	May 31,
	May 31, 2008	2008	2007	2008	2007

Expenses

Investor relations	$2,018,870	$464,700	$151,515	$988,845	$598,345
Management fees - related party	203,074	-	-	-	-
Other operating expenses (Note 9)	3,181,845	1,010,868	28,249	3,010,348	44,027
Professional fees	332,904	17,524	25,627	114,527	45,450
Research and development (Note 5)	428,212	83,304	27,150	239,557	81,450
Travel and entertainment	171,009	30,007	7,353	91,225	17,065
Loss from operations	6,335,914	1,606,403	239,894	4,444,502	786,337

Other income
Interest	78,535	16,761	8,674	41,364	18,312
Foreign exchange gain (loss)	(6,003)	(4,461)	(292)	(442)	(632)
Payable forgiven	30,000	-	30,000	-	30,000

Loss from continuing operations	(6,233,382)	(1,594,103)	(201,512)	(4,403,580)	(738,657)

Loss from discontinued operations	(162,097)	-	-	-	(26,460)

Net loss for the period	$(6,395,479)	$(1,594,103)	$(201,512)	$(4,403,580)	$(765,117)

Loss per share:
Continuing operations		$(0.03)	$(0.00)	$(0.08)	$(0.02)
Discontinued operations		-	-	-	(0.00)
		$(0.03)	$(0.00)	$(0.08)	$(0.02)

Weighted average number of
common shares outstanding:
Basic and diluted		57,457,449	50,034,926	55,367,691	47,953,347

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
	Preferred Stock		Common Stock		Additional	Accumulated other	accumulated during the		Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	development stage	Comprehensive income (loss)	equity (deficiency)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-		150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)		140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)		62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)		50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)		37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)		(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-		80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-		23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)		(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)		(31,674)

Comprehensive income (loss)

Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)		(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-		500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)		207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-		500,000

Exercise of Class B Warrants at $0.183
per share November 2006 - May 2007	-	-	3,000,000	3,000	547,000	-	-		550,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-		500,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-		490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-		484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-		528,000

Dividend paid - spin off of MicroChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)		(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock issued for cash, net	-	-	3,675,000	3,675	1,054,395				1,058,070

Issuance of warrants on private placement					1,694,905				1,694,905

Issuance of warrants to broker as commission					642,980				642,980

Exercise of Class C Warrants at $0.50
per share during March 2008			20,000	20	9,980				10,000

Exercise of Class F Warrants at $1.25
per share during April - May 2008			175,000	175	218,575				218,750

Exercise of Class D Warrants at $0.55
per share during May 2008			20,000	20	10,980				11,000

Stock based compensation	-	-	-	-	2,682,364	-	-	-	2,682,364

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(5,863)	-	(5,863)	(5,863)

Net loss for the period	-	-	-	-	-	-	(4,403,580)	(4,403,580)	(4,403,580)
Total comprehensive loss								$(4,409,443)

Balance, May 31, 2008	-	$-	57,754,600	$57,755	$10,068,646	$ (7,674)	$ (6,795,479)		$3,323,248

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED MAY 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2008
(Expressed in US Dollars)
(Unaudited)

	Cumulative	Nine Months	Nine Months
	May 5, 1998	Ended	Ended
	(inception) to	May 31,	May 31,
	May 31, 2008	2008	2007

Cash flows used in operating activities
Loss from continuing operations	$ (6,233,382)	$(4,403,580)	$(765,117)
Add: loss from discontinued operations	(162,097)	-	-
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	4,481	1,288	505
- stock based compensation expense	2,682,364	2,682,364	-
- payable written off	(30,000)	-	(30,000)
- common stock issued for services	3,000	-	-
- common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
- decrease (increase) in prepaid expenses	(3,520)	(3,520)	1,496
- increase (decrease) in accounts payable and accrued liabilities	157,609	133,903	69,610
- increase (decrease) in accounts payable - related party	34,375	4,375	-
Net cash used in operating activities	(3,443,838)	(1,585,170)	(723,506)

Cash flows from investing activities
Purchase of fixed assets	(9,789)	(6,144)	-
Net cash used in investing activities	(9,789)	(6,144)	-

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net	7,337,705	3,635,705	1,550,000
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	-
Dividend paid	(400,000)	-	-
Net cash provided by financing activities	6,937,705	3,635,705	1,550,000

Increase in cash and cash equivalents	3,484,078	2,044,391	826,494

Effect of foreign currency translation	(7,674)	(5,863)	(460)

Cash and cash equivalents - beginning of period	-	1,437,876	247,492

Cash and cash equivalents - end of period	$3,476,404	$3,476,404	$1,073,526

Supplemental cash flow information:
Interest paid in cash	$10,542	$323	$-
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$-	$-
Warrants issued for brokers commission	$642,980	$642,980	$-

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

May 31, 2008

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

Octillion Corp., together with its wholly owned subsidiaries, is a next generation technology incubator focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies.  Among the Company’s current research and development activities is the development of a patent-pending technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

The Company has not generated any revenues and has an accumulated deficit of $6,795,479. The Company has incurred a loss of $4,403,580 during the nine months ended May 31, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.

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

2. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2008, and the results of operations and cash flows for the nine months ended May 31, 2008 and May 31, 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

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

3. New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
Numerator - net loss available to common
stockholders	$(1,594,103)	$(201,512)	$(4,403,580)	$(765,117)

Denominator - weighted average number of
common shares outstanding	57,457,449	50,034,926	55,367,691	47,953,347

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.08)	$(0.02)

5. Option Interest in Solar Energy Conversion Technology

In August 2006, the Company, through its wholly owned subsidiary, Sungen Energy Inc., entered into a Sponsored Research Agreement (“Research Agreement”) with scientists at the University of Illinois (“UOI”) for the development of a new patent-pending technology using nanosilicon photovoltaic solar cells that could convert normal home and office glass windows into ones capable of converting solar energy into electricity with limited loss of transparency and minimal changes in manufacturing infrastructure. The process of producing silicon nanoparticles is supported by 10 issued US patents, 7 pending US patents, 2 issued foreign counterpart patents and 19 pending foreign counterpart patents. The period of performance of the Research Agreement is for two years until August 22, 2008 and the Company has to pay $422,818 for the performance of the project, with $2,000 payable upon execution of the agreement (paid), first installment of $27,150 payable on September 23, 2006 (paid) and the remaining 3 of $27,150 each (paid) and 4 of $78,054 each payable every three months thereafter ($156,108 paid and $156,108 accrued).

The Company has the option to enter into a commercial license for the project intellectual property by reimbursement of the related remaining out-of-pocket expenditures incurred by UOI and payment of royalties and fees to be negotiated, which should not exceed 5% and $100,000, respectively.

As of May 31, 2008, the Company has paid $344,763 for the Research Agreement. As the research project has not reached the commercial development stage, the amounts incurred to support the project are expensed.

6. Equipment

	May 31, 2008	August 31, 2007
Computer equipment	$3,257	$2,486
Less: accumulated depreciation	(1,661)	1,159
Office furniture	3,873	3,645
Less: accumulated depreciation	(161)	(3,193)
	$5,308	$452

Depreciation expenses charged to operations was $568 (2007: $123) and $1,288 (2007: $505) for the three-month and nine-month periods ended May 31, 2008 and May 31, 2007 respectively.

7. Capital Stock

At May 31, 2008 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

On February 12, 2008, the Company consummated the sale an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Investors”).

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

The Class F Callable Warrants are callable by the Company, at a price of $0.001 per warrant, subject to certain conditions, after the earlier to occur of (i) the expiration of the then applicable hold periods for a cashless exercise under Rule 144 as promulgated pursuant to the Securities Act of 1933, as amended or (ii) the date the registration statement filed pursuant to the Registration Rights Agreement is declared effective by the SEC, which was declared effective by the SEC on March 21, 2008, if Octillion’s common stock, the volume weighted average price for each of 5 consecutive Trading Days exceeds $1.75.

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

During the quarter ended May 31, 2008, 20,000 Class C warrants, 20,000 Class D warrants and 175,000 Class F Callable warrants were exercised with aggregate proceeds of $239,750.

8. Warrants

As of May 31, 2008, the following warrants were outstanding:

(a) 100,000 Class D Warrants which entitle the holders to purchase 100,000 common shares of the Company at $0.55 each expiring on April 23, 2009.

(b) 120,000 Class E Warrants which entitle the holders to purchase 120,000 common shares of the Company at $0.60 each expiring on April 23, 2010.

(c) 4,014,500 Class F Callable Warrants which entitle the holders to purchase 4,014,500 common shares of the Company at $1.25 expiring on February 12, 2011.

9. Stock Options

As of May 31, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

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

On February 15, 2008, the Company terminated the stock option agreement granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year Stock Option Agreement with Mr. Nicholas Cucinelli for 1,250,000 common shares reserved for issuance under the Company’s 2006 Incentive Stock Option Plan, effective immediately.  This was accounted for as a modification of the originally issued stock options in accordance with SFAS 123(R) Share-Based Payment.

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

On March 10, 2008, the Company granted 100,000 stock options to two directors at an exercise price of $1.66 per share. The first 20,000 stock options will vest on February 8, 2009 and then 20,000 stock options will vest every year thereafter. The fair value of the 100,000 options granted was estimated at $1.23 each, for a total of amount of $123,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding at August 31, 2007	-	$-
Granted	1,600,000	3.00
Effect of Modification	(250,000)	4.21
Outstanding at May 31, 2008	1,350,000	1.66	9.72 years	$-

Exercisable at May 31, 2008	-	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended May 31, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on May 31, 2008. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil for the nine months ended May 31, 2008. Weighted average fair value of options granted during the nine months ended May 31, 2008 was $1.66 per share.

A summary of the Company’s unvested stock options and changes during the periods are as follows:

		Fair value
	Number of options	per share

Unvested, August 31, 2007	-	$-
Granted during the period	1,600,000	2.87
Cancelled due to modification	(250,000)	4.53
Vested during the period	-	-
Unvested, May 31, 2008	1,350,000	1.38

During the three-month and nine-month periods ended May 31, 2008 and May 31, 2007, compensation expense of $906,899 (2007: $nil) and $2,682,364 (2007: $nil) were recognized, respectively. As of May 31, 2008, the Company had $4,298,136 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.7 years.

The options outstanding and exercisable as of May 31, 2008 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$1.66	1,350,000	9.72	$1.66	-	$-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

10. Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and nine-month periods ended May 31, 2008 and May 31, 2007, the Company paid $31,150 (2007: $nil) and $91,499 (2007: $nil) to the current president for services provided to the Company starting from August 2007, respectively.

At May 31, 2008, the Company has an amount of $4,375 (2007: $nil) due to an officer of the Company for his services provided.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the Chief Financial Officer and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $9,543 (2007: $5,538) and $33,085 (2007: $8,260) for the three- month and nine-month periods ended May 31, 2008 and May 31, 2007 respectively.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ended May 31, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

We were incorporated in the State of Nevada on May 5, 1998, with an authorized capital stock of 100,000,000 shares of common stock, $0.001 par value, and 1,000,000 shares of preferred stock, par value $0.10.  As of July 10, 2008, 57,754,600 shares of common stock were issued and outstanding; there are no preferred shares issued and outstanding.

Our corporate headquarters is located at 2638 Lapeer Road, Suite 2, Auburn Hills, MI.  Our telephone number is (800) 213-0689.

Octillion Corp., together with its wholly owned subsidiaries, is a next generation technology incubator focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies. Among our current research and development activities is the development of a technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, investor relations costs, stock based compensation costs, accounting costs, and other professional and administrative costs.

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our sponsored research agreement with UIUC. This agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. We do not track research and development expenses by project. In addition costs for third party laboratory work might occur.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $1,606,403 and $239,894 for the three months ended May 31, 2008 and May 31, 2007, respectively. As a result, at May 31, 2008, the Company has an accumulated deficit of $6,795,479.

We expect that any future revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Three and Nine Months Ended May 31, 2008 and 2007

The Company had no revenues in the three and nine months ended May 31, 2008 and May 31, 2007. Our expenses increased 570% to $1,606,403 in the three months ended May 31, 2008, from $239,894 in the same period in 2007. This increase of $1,366,509 for the three months ended May 31, 2008 compared to the same period in 2007 was primarily attributable to increases in stock based compensation expenses and investor relations expenses.

Interest income increased 93% to $16,761 in the three months ended May 31, 2008, from $8,674 during the same period in 2007, reflecting higher than average cash balances maintained during most of the second quarterly period in 2008. For the nine months ended May 31, 2008 and in the same period in 2007, interest income has increased 126% to $41,364 from $18,312, reflecting higher than average cash balances maintained during most of the first three fiscal quarterly periods in 2008.

We incurred net losses of $1,594,103 and $201,512 during the three months ended May 31, 2008 and in the same period in 2007, respectively, and we also incurred net losses of $4,403,580 and $765,117for the nine months ended May 31, 2008 and May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008, the Company had a cash balance of $3,476,404. The Company has financed its operations primarily through cash on hand during the nine months ended May 31, 2008.

Net cash flows used in operating activities was $1,585,170, for the nine month period ending May 31, 2008, compared to net cash flows used of $723,506 for the same period in 2007, primarily due to an increase in stock based compensation expenses and investor relations expenses.

Net cash provided by financing activities was $3,635,705 for the nine months period ending May 31, 2008, compared to $1,550,000 for the same period in 2007. The Company has financed its operations primarily from cash on hand, warrant exercises and a private placement.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties.

During the three-month and nine-month periods ended May 31, 2008 and May 31, 2007, the company paid $31,150 (2007: $nil) and $91,499 (2007: $nil) to the current president for services provided to the Company starting from August 2007, respectively.

At May 31, 2008, the Company has an amount of $4,375 (2007: $nil) due to an officer of the Company for his services provided.

The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by the Chief Financial Officer and majority shareholder. The Company pays a monthly rent of C$3,200 effective from February 1, 2007. The Company paid rent of $9,543 (2007: $5,538) and $28,885 (2007: $8,260) for the three- month and nine-month periods ended May 31, 2008 and May 31, 2007 respectively.

Mr. Harmel S. Rayat is also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

Off-Balance Sheet Items

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of May 31, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 10th day of July, 2008.

Octillion Corp.

/s/ Nicholas Cucinelli

Nicholas Cucinelli

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Nicholas Cucinelli

President, Chief Executive Officer

July 10, 2008

Nicholas Cucinelli

Director

/s/ Harmel S. Rayat

Secretary, Treasurer, Chief Financial Officer

July 10, 2008

Harmel S. Rayat

Director

20