Form 10-K
period 2008-08-31
OCTILLION CORP
filed 2008-12-09
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

OCTILLION CORP.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Connecticut Avenue NW, 10th Floor	20036
Washington, DC	(Zip Code)
(Address of principal executive offices)

(800) 213-0689
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 29, 2008 as reported on the OTC Bulletin Board was $33,679,800.

As of December 4, 2008, there were 57,754,600 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

OCTILLION CORP. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

PART I

ITEM 1.  BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Description of Business

Octillion Corp. was incorporated in the State of Nevada on May 5, 1998; and together with its wholly owned subsidiaries Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corp. (“Kinetic Energy”), and Octillion Technologies Limited (“Octillion Technologies”) is a next generation technology incubator focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies.  Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.  Kinetic Energy was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities.  Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  For convenience, the terms “Company” and “we,” “us,” and “our” are used to refer collectively to the parent company and the subsidiaries through which the Company’s various businesses are actually conducted.

Among the Company’s current research and development activities is the development of a patent-pending technology that could adapt home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

Because the Company is a smaller reporting company certain disclosures otherwise required to be made in a Form 10-K are not required to be made by the Company.

Photovoltaic Technologies

On August 25, 2006, through the Company’s wholly owned subsidiary, Sungen Energy, Inc. (“Sungen”), the Company entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, the Company through its wholly owned subsidiary, Sungen, amended its Sponsored Research Agreement with the UIUC.  Pursuant to this amended Sponsored Research Agreement, the Company agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.  The UIUC Sponsored Research Agreement expired on August 22, 2008.

As of August 31, 2008, the Company was to advance an additional $156,109 to the University of Illinois under the terms of the UIUC Sponsored Research Agreement, which is included in Other Accrued Liabilities. However, the Company decided not to make the advance pending resolution of the issue as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement were expended.   The Company is in discussions with UIUC regarding the status of these funds.  The Company is in the opinion that to the extent these funds were not expended they should be refunded to the Company.

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.  In addition to working to advance the Company’s solar photovoltaic technology, scientists and collaborating researchers will explore additional nanotechnology applications that may be derived from their efforts.

The Oakland Sponsored Research Agreement is focused on transparent photovoltaic device construction on glass substrates, and also includes provisions to explore related innovations such as flexible substrates, hybridized solar cell designs, and other photovoltaic innovations. In addition to furthering the Company’s efforts to develop a transparent window capable of generating electricity, the Oakland Sponsored Research Agreement also allows the Company and Oakland University to jointly benefit from nanotechnology innovations that may broadly apply in other applications and markets, creating incentives for the commercialization of peripheral discoveries and the potential for spin-off activities and sub-licensing agreements.  Pursuant to the terms of the Oakland Sponsored Research Agreement the Company has agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 is payable on or before September 1, 2008, $127,547 is payable on or before October 1, 2009 and $80,000 is payable on demand during the contract period for reimbursement of materials provided by Oakland University under the terms of the Oakland Sponsored Research Agreement.  As of August 31, 2008, the Company paid Oakland University $140,519 in accordance with the terms of the Oakland Sponsored Research Agreement, which is included in deferred research and development costs.

Energy Harvesting Technologies

On July 8, 2008, the Company announced plans to develop new technologies to generate electricity by harnessing the kinetic energy of moving vehicles.  On September 17, 2008, the Company appointed Mr. Meetesh V. Patel as the President of Kinetic Energy.

On November 4, 2008, Octillion Corp., through its wholly-owned subsidiary, Kinetic Energy, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of a car and truck energy harvester.

With nearly 70% of America’s electricity generated by coal and natural gas, according to the U.S. Energy Information Administration, the environmental impact of greenhouse gas emissions and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, demonstrate the need for more creative, sustainable methods for generating electricity.

Nerve Regeneration Technology

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with UIUC and Oakland University. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. The Company does not track research and development expenses by project. In addition, costs for third party laboratory work might occur.

Research and development expense for the years ended August 31, 2008 and 2007 were $248,272 and $186,655.

Competition

The Company’s commercial success will depend on its ability and the ability of its sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, ease of use, price, marketing and distribution. The Company’s competitors may succeed in developing products that are more effective than any products derived from the Company’s research and development efforts or that would render such products obsolete and non-competitive.  The photovoltaic industry is characterized by intense competition, rapid product development and technological change. Most of the competition that the Company encounters will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any the Company may develop.

Energy capture systems are emerging as an area of increasing interest to a growing number of alternative energy companies and university research teams.

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

As a result, the Company may not be able to compete effectively against these companies or their products.

Government and Safety Regulations

The production and marketing of products which may be developed from the UIUC Silicon Nanoparticle Energy Technology or nanotechnologies developed with Oakland University involves the development of photovoltaic technologies subject to existing regulations, and new nanomaterials technologies which may be subject to yet undetermined regulations.

The Company’s ongoing research and development activities may be subject to extensive regulation and review by numerous governmental and safety regulatory authorities. The UIUC Silicon Nanoparticle Energy Technology, nanotechnologies developed by Oakland University, and any products derived from these technologies must undergo rigorous safety testing and may be subject to extensive regulatory approvals processes before they can be marketed if they were to receive approval (which they may not in fact receive). This process makes it longer, harder and more costly to bring products which may be developed from the Company’s technologies to market.

The safety approvals process can be expensive, lengthy and uncertain.  Ongoing discussion and review of safety implications of the use of nanomaterials, including the use of nanoparticles, may result in the introduction of rigorous regulatory oversight.  The UIUC Silicon Nanoparticle Energy Technology, nanotechnologies developed by Oakland University, and any products derived from the technology may be subject to regulation of nanomaterials, including silicon nanoparticles, and their application in the production-distribution of electrical current and photovoltaic products.

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

Use of nanomaterials, including silicon nanoparticles, is currently unregulated; however, the use and regulation of nanomaterials is currently under review by numerous safety and regulatory agencies.  Among review is the evaluation of the potential environmental impact and human health implications of exposure to nanomaterials. Non-compliance with applicable regulatory requirements could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution, any or all of which may adversely affect the Company’s operations.

Delays in or rejection of prospective government or regulatory agency approval of the UIUC Silicon Nanoparticle Energy Technology, nanotechnologies developed by Oakland University, or products derived from these technologies may also adversely affect the Company’s business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, unforeseen safety issues, varying interpretations of data generated during safety testing, or changes in regulatory policy during the period of product development in the United States.

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

The UIUC Silicon Nanoparticle Energy Technology, nanotechnologies developed by Oakland University, and any products derived from the technology may be subject to safety regulations which may emerge from many ongoing reviews by several agencies, including but not limited to: the Environmental Protection Agency (EPA), investigating nanomaterials for inclusion in the Toxic Substances Control Act; Department of Health and Human Services’ (DHHS), National Toxicology Program to determine toxicity of nanomaterials; National Institute for Occupational Safety and Health (NIOSH), to ensure worker safety; Food and Drug Administration (FDA) for potentially adverse health effects; National Toxicology Program (NTP), investigating potential toxicity of nanoscale materials by way of inhalation and uptake by the skin; National Cancer Institute in collaboration with the FDA and National Institute of Standards and Technology (NIST) to better characterize nanomaterials, and examine the physical attributes of nanoparticles for absorption, distribution, metabolism, excretion, and toxicity; and numerous additional agencies evaluating the effects of nanoscale materials on biological systems, the transport and transformation of nanoparticles in the environment, and other effects.

Future legislation or regulatory restrictions related to the use of nanoparticles may be implemented, and may become more onerous over time.  The Company may not be able to comply with any future regulations, including local, state and federal laws.  As a result, the Company may be unable to develop the UIUC Silicon Nanoparticle Energy Technology, nanotechnologies developed by Oakland University, or produce products based on these technologies in a profitable manner.

In the future, more stringent oversight in product clearance and enforcement activities in the United States could result in the Company’s experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that the Company may not receive approvals to market the UIUC Silicon Nanoparticle Energy Technology or products derived from the technology for broader or different applications or to market updated products that represent extensions of the UIUC Silicon Nanoparticle Energy Technology. In addition, assuming the Company obtains a license to the UIUC Silicon Nanoparticle Energy Technology or develops a product incorporating nanotechnologies developed by Oakland University, it may not receive regulatory approvals to export products, based on these technologies, in the future, and countries to which the products are to be exported may not approve them for import.

In the event that future legislation is enacted in order to regulate the use of nanomaterials, any manufacturing facilities which the Company would utilize for the production of products based on the UIUC Silicon Nanoparticle Energy Technology and nanotechnologies developed by Oakland University, may also be subject to review and inspection.  In such a case, a governmental authority may challenge the Company’s compliance with applicable federal, state, local and foreign regulations. In addition, any discovery of previously unknown problems with the UIUC Silicon Nanoparticle Energy Technology, products derived from the technology, or manufacturing facilities used to manufacture the UIUC Silicon Nanoparticle Energy Technology (or any products derived from the technology) may result in restrictions on the products or the facility, including withdrawal of the product from the market or other enforcement actions.

Likewise, products, if any, developed by the Company to generate electricity by harnessing the kinetic energy of vehicles in motion may be subject to government safety regulations for roadway engineered products and electrical products.  Such regulatory oversight may include, but may not necessarily be limited to, the Occupational Safety and Health Administration (OSHA) regulations, National Electrical Code (NEC) as approved as an American National Standard by the American National Standards Institute (ANSI) or ANSI/NFPA-70, certification by Underwriters Laboratories (UL) and the Society of Automotive Engineers (SAE), and compliance with Department of Transportation requirements. The regulatory and safety requirements for energy capture devices which make use of moving vehicles are not definitively known since such products have not yet been commercially marketed en masse.

Employees

At August 31, 2008, the Company employed 4 full-time persons and 2 part-time persons. All of the Company’s research and development activities are provided on its behalf by scientists and others employed by academic institutions with which the Company has agreements or by third party providers.  To the best of the Company’s knowledge, none of the Company’s officers or directors are bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. The Company considers relations with its employees to be good. The Company plans to retain and utilize the services of outside consultants as the need arises.

Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.  As a result of this downsizing, as of September 1, 2008 and the date of this report, the Company employs only 1 full-time person, the President and Chief Executive Officer of the Company.

ITEM 2.  PROPERTIES

On September 19, 2008, the Company entered into a one year operating lease agreement with a non-affiliate for its corporate office, located at 1050 Connecticut Avenue NW 10th Floor, Washington, D.C. 20036.  The monthly rent is $275.

Until August 31, 2008, the Company’s administrative office was located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise in Vancouver, British Columbia is owned by a private corporation controlled by a director and majority shareholder of the Company.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees in Vancouver, British Columbia.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company is not party to any legal proceedings nor is it aware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of the fiscal year ending August 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “OCTL”.

The following table sets forth the high and low sale prices for the Company's Common Stock for each quarter during the past two fiscal years as reported by the OTCBB:

	High	Low

Fiscal Year 2007
First Quarter (September 1 to November 30)	$3.09	$0.55
Second Quarter (December 1 to February 28)	$3.55	$0.83
Third Quarter (March 1 to May 31)	$1.37	$0.60
Fourth Quarter (June 1 to August 31)	$5.39	$1.05

Fiscal Year 2008
First Quarter (September 1 to November 30)	$5.29	$1.71
Second Quarter (December 1 to February 29)	$2.85	$1.19
Third Quarter (March 1 to May 31)	$2.18	$0.85
Fourth Quarter (June 1 to August 31)	$1.45	$0.82

As of November 14, 2008, there were approximately 46 stockholders of record of the Company's Common Stock.

Dividend Policy

The Company does not have a history of paying dividends on its Common Stock, and there can be no assurance that it will pay any dividends in the foreseeable future. The Company intends to use any earnings, which may be generated, to finance the growth of its businesses. The Company’s Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of August 31, 2008.

Equity Compensation Plan Not Approved by Security Holders

On October 10, 2006, the Board of Directors (the “Board”) of the Company adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 15,000,000 shares of common stock

The 2006 Stock Plan is administered by the Board, provided however, that the Board may delegate such administration to a Committee (the “Committee”).

The per share exercise price for each stock option is determined by the Board and may not be below fair market value on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as listed on the Over the Counter Bulletin Board (the “OTCBB”) on the date of grant or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

If at the time a stock option is granted, the optionee owns more than 10% of the voting power of all classes of the Company’s stock or any Parent or Subsidiary (the “Ten Percent Holder”), the per share exercise price for the stock option must be at least 110% of the fair market value per share on the date of grant.

Any stock option granted to an employee of the Company becomes exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No stock option is exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board specifically determines otherwise. In no event will any stock option be exercisable after the expiration of ten (10) years from the date it is granted, and no stock option granted to a Ten Percent Holder will be exercisable after the expiration of five (5) years from the date of grant.

The period within which the stock option may be exercised and the conditions which must be satisfied before the stock option may be exercised is determined by the Board.  The Board shall also fix the number of shares granted under the stock option.

No shares of common stock will be issued or delivered to an optionee until the Company receives full payment of the option exercise price.  The number of shares of common stock deliverable with respect to each payment of the option exercise price is subject to appropriate adjustment upon any stock split or combination of shares, or upon any stock dividend.

Upon the occurrence of any corporate merger, consolidation, sale of all or substantially all of the Company’s assets, or other reorganization, or a liquidation, unless otherwise provided by the Board, the stock option terminates immediately prior to such date as is determined by the Board.  In such event, if the entity is the surviving entity and does not tender to optionee an offer to substitute for any unexercised stock option a stock option or capital stock of such surviving entity, as applicable, which on an equitable basis shall provide the optionee with substantially the same economic benefit as such unexercised stock option, then the Board may grant to such optionee, in its sole and absolute discretion and without obligation, the right for a period commencing thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the option or during the remaining term of the option, whichever is the lesser, to exercise any unexpired option or options; provided, that any such right granted shall be granted to all optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of such reorganization.

Subject to any required action of shareholders, if the Company shall be the surviving entity in any merger or consolidation, each outstanding option thereafter shall pertain to and apply to the securities to which a holder of shares of common stock equal to the shares subject to the option would have been entitled by reason of such merger or consolidation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	1,350,000 (2)	$1.66	13,650,000
Total	1,350,000	$ 1.66	13,650,000

(1)	Consists of grants under the Company’s 2006 Stock Plan.

(2)
Consists of (A) 1,250,000 stock options granted to the former President and Chief Executive Officer, Nicholas Cucinelli, which were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli and (B) 50,000 stock options granted to each of two Board members in March 2008.  Mr.  Gladwin resigned on September 9, 2008 at which time none of his 50,000 stock options had vested.  Accordingly, the 50,000 stock options granted to Mr. Gladwin were forfeited upon his resignation from the Board.  Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and “ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

The Company considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on its results of operations or financial condition.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.  Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

Overview

Octillion Corp. is a next generation technology incubator focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies.  Among the Company’s current research and development activities is the development of a patent-pending technology that could adapt existing home and office glass windows into ones capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure.

Sponsored Research Agreements

Photovoltaic Technologies

On August 25, 2006, through the Company’s wholly owned subsidiary, Sungen Energy, Inc. (“Sungen”), the Company entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, the Company through its wholly owned subsidiary, Sungen, amended its Sponsored Research Agreement with the UIUC.  Pursuant to this amended Sponsored Research Agreement, the Company agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.  The UIUC Sponsored Research Agreement expired on August 22, 2008.

As of August 31, 2008, the Company was to advance an additional $156,109 to the University of Illinois under the terms of the UIUC Sponsored Research Agreement, which is included in Other Accrued Liabilities.  However, the Company decided not to make the advance pending resolution of the issue as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement were expended.   The Company is in discussions with UIUC regarding the status of these funds.  The Company is in the opinion that to the extent these funds were not expended they should be refunded to the Company.

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.  In addition to working to advance the Company’s solar photovoltaic technology, scientists and collaborating researchers will explore additional nanotechnology applications that may be derived from their efforts.

The Oakland Sponsored Research Agreement is focused on transparent photovoltaic device construction on glass substrates, and also includes provisions to explore related innovations such as flexible substrates, hybridized solar cell designs, and other photovoltaic innovations. In addition to furthering the Company’s efforts to develop a transparent window capable of generating electricity, the Oakland Sponsored Research Agreement also allows the Company and Oakland University to jointly benefit from nanotechnology innovations that may broadly apply in other applications and markets, creating incentives for the commercialization of peripheral discoveries and the potential for spin-off activities and sub-licensing agreements.  Pursuant to the terms of the Oakland Sponsored Research Agreement the Company has agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 is payable on or before September 1, 2008, $127,547 is payable on or before October 1, 2009 and $80,000 is payable on demand during the contract period for reimbursement of materials provided by Oakland University under the terms of the Oakland Sponsored Research Agreement.  As of August 31, 2008, the Company paid Oakland University $140,519 in accordance with the terms of the Oakland Sponsored Research Agreement, which is included in deferred research and development costs.

On July 8, 2008, the Company announced plans to develop new technologies to generate electricity by harnessing the kinetic energy of moving vehicles.  On November 4, 2008, Octillion Corp., through its wholly-owned subsidiary, Kinetic Energy, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of a car and truck energy harvester.

Results of Operations

Revenues:  The Company did not generate any revenue during the years ended August 31, 2008 and 2007.

Operating expenses were $5,748,009 during the year ended August 31, 2008, and increase of $4,275,399 from $1,472,610 during the year ended August 31, 2007.  The increase is substantially attributable to an increase of $3,600,303 in stock based compensation expense as a result of 1,500,000 stock options granted to Mr. Nicholas Cucinelli in September 2007 (which were subsequently cancelled in February 2008 and 1,250,000 stock options were simultaneously issued) and 100,000 stock options granted to certain Board members in March 2008.  In addition, wages and benefits increased $230,943 from the year ended August 31, 2007 as compared to the year ended August 31, 2008 as a result of the Company adding an administrative support office in Vancouver, B.C. and appointing Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer in September 2007.  Please also refer to “ITEM 11. EXECUTIVE COMPENSATION”.  Research and development expense increased $61,617 as a result of the continued research under the UIUC Sponsored Research Agreement.

Interest income was $53,668 for the year ended August 31, 2008, an increase of $24,199 or 82%, from $29,469 during the year ended August 31, 2007.  The increase is the result of higher average cash balances maintained during the year ended August 31, 2008, primarily as a result of the proceeds received pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008.  Pursuant to the Securities Purchase Agreement, the Company received gross proceeds of $3,675,000 for the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock.

The Company recorded a loss on disposal of fixed assets of $5,307 during the year ended August 31, 2008 as a result of the removal of  the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective September 31, 2008, was closed.

Foreign exchange loss for the year ended August 31, 2008 was $21,381 compared to a foreign exchange loss of $2,793 for the year ended August 31, 2007.  The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date.  The increase in foreign exchange loss of $18,588 is primarily the result of the increase in the intercompany payable of the Company’s foreign subsidiary (denominated in Canadian dollars) to Octillion Corp. from $82,198 at August 31, 2007 to $297,360 at August 31, 2008.

Payable forgiven: The Company’s former president released the Company of its commitment to pay the management fee payable of $30,000, which was included in accounts payable, and was due for the services rendered by the former president in fiscal year 2003.  As a result, the Company wrote off the management fee payable included in accounts payable during the year ended August 31, 2007.

The Company incurred net losses of $5,721,545 and $1,442,769 during the years ended August 31, 2008 and 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred accumulative losses of $8,113,444 through August 31, 2008.  Additionally, the Company has expended a significant amount of cash in developing its UIUC Silicon Nanoparticle Energy Technology and nanotechnologies developed with Oakland University.  The Company expects that any future revenues will not be sufficient to sustain its operations for the foreseeable future. The Company’s profitability will require the successful completion of its research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of August 31, 2008, the Company had a cash balance of $2,992,010. The Company has financed its operations primarily pursuant to a Securities Purchase Agreement in which the Company received $3,395,955 net proceeds in February 2008 and from the exercise of warrants in which the Company received $239,750 during the year ended August 31, 2008.

Net cash used in operating activities was $2,087,931 for the year ended August 31, 2008, compared to net cash used of $1,459,805 for the same period in 2007.  The increase in cash used was primarily due to increases in investor relations expense of $79,475, professional fees of $126,991, and travel and entertainment of $112,147 and wages and benefits of $230,943 as a result of the Company adding an administrative support office in Vancouver, B.C. and appointing Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer in September 2007.

Net cash used in investing activities was $6,144 for the year ended August 31, 2008, compared to $nil during the same period in 2007.  During the year ended August 31, 2008, the Company purchased $6,144 of equipment, all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $3,635,705 for the year ended August 31, 2008, compared to $2,652,000 for the same period in 2007. The increase of $983,705 in financing activities is primarily due to the Company receiving net proceeds of $3,395,955 in February 2008 as a result of funds received pursuant to its February 2008 Securities Purchase Agreement as compared to $500,000 received pursuant to a Securities Purchase Agreement in April 2007.  This increase of $2,895,955 was offset by a decrease of $2,312,250 in proceeds received as a result of the exercise of warrants during the year ended August 31, 2008 as compared to 2007.  Also contributing to the increase in cash provided by financing activities was a dividend payment of $400,000 during the year ended August 31, 2007.

Securities Purchase Agreement

On February 12, 2008, the Company consummated the sale an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors.

The Company engaged an agent (the “Agent”) to help in the fund raising efforts of the Securities Purchase Agreement.  The agent was paid a total cash fee of 7% of the aggregate proceeds ($257,250) and received Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

Related Party Transactions

During the year ended August 31, 2008 the Company incurred $118,534 in cash wages and benefits expense as compensation for Mr. Nicholas Cucinelli, the President and Chief Executive Officer of the Company from September 2007 through October 15, 2008.  During the year ended August 31, 2007 Mr. Kaiyo Nedd was the President and Chief Financial Officer of the Company.  Mr. Nedd provided services to the Company for no compensation. Please refer to “ITEM 11. EXECUTIVE COMPENSATION.”

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

During the year ended August 31, 2008, the Company incurred $15,000 in board fees for non-employee directors of the Company.  In addition, on March 10, 2008, the Company granted a stock option to purchase 50,000 shares of common stock to each of Mr. Livesey and Mr. Gladwin at an exercise price of $1.66 per share. Of each 50,000 grant, the first 10,000 stock options vest on February 8, 2009 and then 10,000 stock options will vest every year thereafter. The fair value of each 50,000 stock option grant was $61,500.  During the year ended August 31, 2008, the Company recorded $26,525 as stock compensation expense related to these stock options.  During the year ended August 31, 2007, directors of the Company provided services for no compensation.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, the stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option will be reversed during the quarter ended November 30, 2008.

Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees in Vancouver, British Columbia.  The Company paid a monthly rent of C$3,200 effective from February 1, 2007 through August 31, 2008. During the years ended August 31, 2008 and 2007, the Company paid rent of $38,295 and $20,106.  This premise is owned by a private corporation controlled by Mr. Harmel Rayat, who until September 12, 2008, was one of the Company’s Directors and served as the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.   Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of August 31, 2008, the Company has future minimum lease payments of $600 under its corporate office operating lease.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2:  Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	16

Consolidated Balance Sheets as of August 31, 2008 and 2007	17

Consolidated Statements of Operations for years ended August 31, 2008 and 2007 and the cumulative period from Inception (May 5, 1998) to August 31, 2008	18

Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2008	19

Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007 and the cumulative period from Inception (May 5, 1998) to August 31, 2008	20

Notes to the Consolidated Financial Statements	21 - 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Octillion Corp.
Washington, D.C.

We have audited the accompanying consolidated balance sheets of Octillion Corp. and Subsidiaries ("the Company") (a development stage company) as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octillion Corp. and Subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 25, 2008

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31, 2008	August 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$2,992,010	$1,437,876
Deferred research and development costs	140,519	-
Prepaid expenses	500	-
Total current assets	3,133,029	1,437,876

Fixed assets, net of accumulated depreciation of $2,659 and $3,193	-	452

Total assets	$3,133,029	$1,438,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$35,331	$1,154
Other accrued liabilities	156,109	22,552
Total liabilities	191,440	23,706

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding
Common stock: $0.001 par value; 100,000,000 shares authorized, 57,754,600 and 53,864,600 shares issued and outstanding	57,755	53,865
Additional paid-in capital	10,986,585	3,754,467
Accumulated other comprehensive income (loss)	10,693	(1,811)
Deficit accumulated during the development stage	(8,113,444)	(2,391,899)
Total stockholders' equity	2,941,589	1,414,622

Total liabilities and stockholders' equity	$3,133,029	$1,438,328

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2008
(Expressed in U.S. Dollars)

	Cumulative May 5, 1998 (inception) to August 31, 2008	Year Ended August 31, 2008	Year Ended August 31, 2007

Revenue	$-	$-	$-

Operating expenses
Investor relations	2,139,525	1,109,500	1,030,025
Wages and benefits	3,965,460	3,898,353	67,107
Management fees - related party	203,074	-	-
Professional fees	425,916	207,539	80,548
Research and development (Note 4)	436,927	248,272	186,655
Travel and entertainment	232,647	152,863	40,716
Other operating expenses	225,653	131,482	67,559
Total operating expenses	7,629,202	5,748,009	1,472,610

Operating loss	(7,629,202)	(5,748,009)	(1,472,610)

Other income (expense)
Interest income	90,839	53,668	29,469
Interest expense	(10,735)	(516)	(375)
Loss on disposal of fixed assets	(5,307)	(5,307)	-
Foreign exchange loss	(26,942)	(21,381)	(2,793)
Payable forgiven	30,000	-	30,000
Total other income	77,855	26,464	56,301

Loss from continuing operations	(7,551,347)	(5,721,545)	(1,416,309)

Loss from discontinued operations	(162,097)	-	(26,460)

Net loss for the period	$(7,713,444)	$(5,721,545)	$(1,442,769)

Loss per share:
Continuing operations		$(0.102)	$(0.029)
Discontinued operations		-	(0.001)
		$(0.102)	$(0.030)

Weighted average number of common shares outstanding:
Basic and diluted		55,971,786	48,820,951

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2008
(Expressed in US Dollars)

	Cumulative May 5, 1998 (inception) to August 31, 2008	Year Ended August 31, 2008	Year Ended August 31, 2007

Cash flows from operating activities
Loss from continuing operations	$(7,551,347)	$(5,721,545)	$(1,416,309)
Add: loss from discontinued operations	(162,097)	-	(26,460)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,482	1,289	628
Stock based compensation expense	3,600,303	3,600,303	-
Loss of disposal of fixed assets	5,307	5,307	-
Payable written off	(30,000)	-	(30,000)
Common stock issued for services	3,000	-	-
Common stock issued for debt settlement	103,332	-	-
Changes in non-cash working capital items:
Increase in deferred research and development costs	(140,519)	(140,519)	-
Decrease (increase) in prepaid expenses	(500)	(500)	1,496
Increase (decrease) in accounts payable	35,331	34,177	(160)
Increase in accrued liabilities	156,109	133,557	11,000
Increase in accounts payable - related party	30,000	-	-
Net cash used in operating activities	(3,946,599)	(2,087,931)	(1,459,805)

Cash flows from investing activities
Purchase of fixed assets	(9,789)	(6,144)	-
Net cash flows used in investing activities	(9,789)	(6,144)	-

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net	7,337,705	3,635,705	3,052,000
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	-
Dividend paid	(400,000)	-	(400,000)
Net cash flows provided by financing activities	6,937,705	3,635,705	2,652,000

Increase in cash and cash equivalents	2,981,317	1,541,630	1,192,195

Effect of foreign currency translation	10,693	12,504	(1,811)

Cash and cash equivalents - beginning of period	-	1,437,876	247,492

Cash and cash equivalents - end of period	$2,992,010	$2,992,010	$1,437,876

Supplemental cash flow information:
Interest paid in cash	$10,735	$516	$375
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued mangement fees converted to equity	$103,332	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2008
(Expressed in U.S. Dollars)

							Deficit
						Accumulated	accumulated		Total
					Additional	other	during the		stockholders'
	Preferred Stock		Common Stock		paid-in	comprehensive	development	Comprehensive	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	stage	income (loss)	(deficit)

Restricted common stock issued to related parties for management services at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167 per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183 per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50 per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55 per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60 per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash and services at $1.00 per Unit in February 2008	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955

Exercise of Class C Warrants at $0.50 per share during March 2008	-	-	20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55 per share during May 2008	-	-	20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25 per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the period	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
								$(5,709,041)

Balance, August 31, 2008	-	$-	57,754,600	$57,755	$10,986,585	$10,693	$(8,113,444)		$2,941,589

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP. AND SUSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in U.S. Dollars)

Note 1:  Basis of Presentation and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corp. (“Kinetic Energy”), and Octillion Technologies Limited (“Octillion Technologies”). Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Kinetic Energy was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office. All significant inter-company balances and transactions have been eliminated.

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

The Company has not generated any revenues and has an accumulated deficit of $8,113,444 as of August 31, 2008. The Company incurred a net loss of $5,721,545 during the year ended August 31, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company completed a private placement of common stock and warrants for net proceeds of $3,395,955 on February 12, 2008 and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharges its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 2:  Summary of Significant Accounting Policies

Principles of Accounting

These financial statements have been prepared by management in accordance with the United States generally accepted accounting principles (US GAAP).

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, MicroChannel Technologies Corporation, Octillion Technologies Limited, Sungen Energy, Inc, and Kinetic Energy Corp.  As a result of the spin-off of MicroChannel, on August 22, 2007, the net assets and results of operations of MicroChannel have been reclassified as discontinued operations.  All significant intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments and related party transactions. Actual results can differ from those estimates and assumptions.

Foreign Operations and Foreign Currency Translation

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of August 31, 2008 and 2007.  At times, cash deposits may exceed federally insured limits.

Equipment

Equipment is initially recorded at cost and is depreciated using the straight-line method over its estimated useful life as follows:

Computer equipment	2 years
Office equipment and furniture	2 years

Repairs and maintenance are charged to operations as incurred.

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

Research and Development

Research and development costs are expensed when incurred, except for prepayments which are capitalized and amortized over the applicable period.  During the years ended August 31, 2008 and 2007, the Company incurred $248,272 and $186,655 on research and development activities.  From inception (May 5, 1998) to August 31, 2008, the Company incurred $436,927 on research and development activities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Fnancial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109") as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is "more likely than not," according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

In July 2006, the FASB issued FIN No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No.48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Valuation of Warrants and Options

The Company estimates the value of warrants and option grants using a Black-Scholes pricing model based on management assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficit). Comprehensive income comprises all changes to equity except those resulting from investments by owners and distributions to owners.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement is did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for new contracts entered into for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 160 to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements.

Note 3: Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the inclusion of stock options and warrants outstanding would be anti-dilutive and the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the year ended August 31, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 5,584,500 shares of common stock with a weighted-average exercise price of $1.32 per share.

Excluded from the computation of diluted net loss per share for the year ended August 31, 2007, because their effect would be antidilutive, are warrants to acquire 260,000 shares of common stock with a weighted-average exercise price of $0.57 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for years ended August 31, 2008 and 2007:

	Years Ended August 31,
	2008	2007

Numerator - net loss	$(5,721,545)	$(1,442,769)

Denominator - weighted average number of common shares outstanding	55,971,786	48,820,951

Basic and diluted net loss per common share	$(0.102)	$(0.030)

Note 4: Option Interest in Solar Energy Conversion Technology

On August 25, 2006, through the Company’s wholly owned subsidiary, Sungen Energy, Inc. (“Sungen”), the Company entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, the Company through its wholly owned subsidiary, Sungen, amended its Sponsored Research Agreement with the UIUC.  Pursuant to this amended Sponsored Research Agreement, the Company agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As the research project had not reached the commercial production stage, during the years ended August 31, 2008 and 2007, the Company recorded $234,163 and $186,655 as research and development expense pursuant to the UIUC Sponsored Research Agreement.  During the period from inception (May 5, 1998) to August 31, 2008, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

As of August 31, 2008, the Company was to advance an additional $156,109 to the University of Illinois under the terms of the UIUC Sponsored Research Agreement, which is included in Other Accrued Liabilities.  However, the Company decided not to make the advance pending resolution of the issue as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement were expended.   The Company is in discussions with UIUC regarding the status of these funds.  The Company is in the opinion that to the extent these funds were not expended they should be refunded to the Company.

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company has agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 is payable on or before September 1, 2008, $127,547 is payable on or before October 1, 2009 and $80,000 is payable on demand during the contract period for reimbursement of materials provided by Oakland University under the terms of the Oakland Sponsored Research Agreement.  As of August 31, 2008, the Company paid Oakland University $140,519 in accordance with the terms of the Oakland Sponsored Research Agreement, which is included in deferred research and development costs.

Note 5: Capital Stock

At August 31, 2008 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Investors”).

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

Pursuant to the Securities Purchase Agreement and the Registration Rights Agreement, the Company and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  In the event that during the twelve month period following the closing date of the private placement, the Company issues shares at a price per share which is less than $1.00 (“Base Share Price”), then the Company is required to issue to the investors the number of shares equal to (1) the quotient of the aggregate purchase price payable under the Securities Purchase Agreement divided by Base Share Price less (2) the quotient of the aggregate purchase price divided by the per share purchase price under the Securities Purchase Agreement.

The Company engaged an agent (the “Agent”) to help in the fund raising efforts of the Securities Purchase Agreement.  The Agent was paid a total cash fee of 7% of the aggregate proceeds and Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the Agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

The fair value of the 4,189,500 Class F Callable warrants granted was estimated at $1.25 each, for a total of amount of $5,236,875, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159.33%, risk-free interest rates of 4.76%, and expected lives of 3 years.  The proceeds received pursuant to the Securities Purchase Agreement allocated to the warrants was $2,337,885.

Note 6:  Warrants

As of August 31, 2008, the following warrants were outstanding and exercisable:

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

The weighted average fair value per share of the warrant grants made during the year ended August 31, 2008 was $1.25.

During the year ended August 31, 2008, 20,000 Class C warrants, 20,000 Class D warrants and 175,000 Class F Callable warrants were exercised with aggregate proceeds of $239,750.

Note 7: Stock Options

During 2006, the Company adopted the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for both incentive and nonqualified stock options to be granted to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 15,000,000 shares of common stock.  Options granted to employees under the Company’s option plan generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

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

On February 15, 2008, the Company cancelled the stock option granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Nicholas Cucinelli for  the purchase of 1,250,000 common shares. The cancellation and re-issuance was accounted for as a modification of the originally issued stock option in accordance with SFAS 123(R) Share-Based Payment.

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

The fair value of the 1,250,000 options granted was estimated at $1.39 each, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 166.72%, risk-free interest rates of 2.76%, and expected lives of 5 years.  The cancellation and re-issuance of stock option resulted in additional stock-based compensation expense of $100,000 which will be recognized over the remaining requisite service period.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

On March 10, 2008, the Company granted 100,000 stock options to two directors at an exercise price of $1.66 per share. The first 20,000 stock options vest on February 8, 2009 and 20,000 stock options vest every year thereafter. The fair value of the 100,000 options granted was estimated at $1.23 each, for a total of amount of $123,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, the stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option will be reversed during the quarter ended November 30, 2008.

A summary of the Company’s stock option activity for the years ended August 31, 2008 and related information follows:

	Number of options	Weighted average exercise price	Weighted Average Remaining contractual term	Aggregate Intrinsic Value

Outstanding at August 31, 2007	-	$-
Granted	2,850,000	3.00
Cancelled due to modification	(1,500,000)	4.21
Outstanding at August 31, 2008	1,350,000	$1.66	9.47 years	$-

Exercisable at August 31, 2008	-	$-	N/A	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2008 (August 31, 2008 was a Sunday.  The last trading day was August 29, 2008) and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on August 31, 2008. This amount changes based on the fair market value of the Company’s stock.

There were no stock options exercised during the year ended August 31, 2008.  The weighted average fair value of options granted during the year ended August 31, 2008 was $2.46 per share.

During the year ended August 31, 2008 the Company recorded stock compensation expense of $3,600,303, of which $3,573,778 is included in wages and benefits and $26,525 is included in professional fees.  As of August 31, 2008, the Company had $48,238 of total unrecognized compensation cost (after the effect of the forfeiture of Mr. Cucinelli and Mr. Gladwin’s stock options discussed above) related to unvested stock options which is expected to be recognized over a period of 4.75 years.

The following table summarizes information about stock options outstanding at August 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.66	1,350,000	9.47	$1.66	-	$-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8:  Related Party Transactions

During the year ended August 31, 2008 the Company incurred $118,534 in cash wages and benefits expense as compensation for Mr. Nicholas Cucinelli, the President and Chief Executive Officer of the Company from September 2007 through October 15, 2008.  During the year ended August 31, 2007 Mr. Kaiyo Nedd was the President and Chief Financial Officer of the Company.  Mr. Nedd provided services to the Company for no compensation. Please refer to “ITEM 11. EXECUTIVE COMPENSATION.”

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

During the year ended August 31, 2008, the Company incurred $15,000 in board fees for non-employee directors of the Company.  In addition, On March 10, 2008, the Company granted a stock option to purchase 50,000 shares of common stock to each of Mr. Livesey and Mr. Gladwin at an exercise price of $1.66 per share. Of each 50,000 grant, the first 10,000 stock options vest on February 8, 2009 and then 10,000 stock options will vest every year thereafter. The fair value of each 50,000 stock option grant was $61,500.  During the year ended August 31, 2008, the Company recorded $26,525 as stock compensation expense related to these stock options.  During the year ended August 31, 2007, directors of the Company provided services for no compensation.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, the stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option will be reversed during the quarter ended November 30, 2008.

Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees in Vancouver, British Columbia.  The Company paid a monthly rent of C$3,200 effective from February 1, 2007 through August 31, 2008. During the years ended August 31, 2008 and 2007, the Company paid rent of $38,295 and $20,106.  This premise is owned by a private corporation controlled by Mr. Harmel Rayat, who until September 12, 2008, was one of the Company’s Directors and served as the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.   Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 9: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2008 and 2007 are as follows:

	Years Ended August 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$484,625	$215,986
Capitalized research and development	165,578	102,614
Depreciation	—	7
Stock based compensation	1,224,103	—
Accrued research and development fees	53,077	—
Research and development credit carry forward	24,125	14,294
Total deferred tax assets	1,951,508	332,901
Less: valuation allowance	(1,951,508)	(332,901)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $1,570,831 and $147,974 for the years ended August 31, 2008 and 2007.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2008 available to offset future federal taxable income, if any, of $1,117,305, which will begin to expire during the year ended August 31, 2020.  Accordingly, there is no current tax expense for the years ended August 31, 2008 and 2007.  In addition, the Company has research and development tax credit carry forwards of $24,125 at August 31, 2008, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2008 and 2007.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2008 and 2007:

	Years Ended August 31,
	2008	2007

Income tax benefit at statutory rate	$1,945,326	$490,543
Non-deductible fund raising costs	(377,230)	(350,209)
Non-deductible meals and entertainment	(7,096)	(1,363)
Research and development credit	9,831	9,003
Change in valuation allowance	(1,570,831)	(147,974)
	$-	$-

The fiscal years 2005 through 2008 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

Note 10: Subsequent Events

In September 2008, as compensation for services rendered in the capacity as a Director or Officer, the Company granted 50,000 stock options each to three board members and one executive.   The exercise price per share is equal to the closing price of the Company’s common stock on the date of grant.  The stock options will vest in five equal annual installments of 10,000 options, commencing on the first anniversary of the date of grant.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, the stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option will be reversed during the quarter ended November 30, 2008.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy Corp., entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”)  relating to the development of a car and truck energy harvester.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company.  Pursuant to a Confidential Treatment Request filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of August 31, 2008 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information regarding the directors and executive officers of the Company follows:

Name	Age	Principal Occupation	Director Since
Nicholas Cucinelli (1)	35	Former President, Chief Executive Officer, and Director Octillion Corp.	September 10, 2007
Alastair Livesey	50	Operations Director Diverse Energy, Ltd.	September, 19, 2007
Thomas Gladwin (2)	59	Core Faculty Member HRH The Prince of Wales' Business & the Environment Programme	September 12, 2007
Joseph Sierchio	59	Sierchio & Company, LLP Principal	July 24, 2008
Harmel Rayat (3)	47	Former Secretary, Treasurer, Chief Financial Officer, and Director Octillion Corp.	September 8, 2006
Frank J. Fabio	57	Chief Financial Officer, Secretary Octillion Corp.	N/A
Jatinder S. Bhogal	41	Independent Consultant	September 9, 2008
Meetesh Patel (4)	34	Chief Executive Officer, President, Director Octillion Corp	September 19, 2008

(1) Mr. Cucinelli resigned as President, Chief Executive Officer, and Director of the Company, effective October 15, 2008.
(2) Mr. Gladwin resigned from the Company’s Board of Directors, effective September 9, 2008.
(3) Mr. Rayat resigned as Chief Financial Officer, Secretary, Treasurer and Director of the Company, effective September 12, 2008.
(4) Mr. Patel was appointed to the Board of Directors on September 19, 2008 and as Chief Executive Officer and President of the Company, effective October 15, 2008.

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years:

Current Directors and Officers

MEETESH PATEL.  Mr. Patel completed his Bachelor of Arts Degree in Government and Politics with an emphasis in International Relations from the University of Maryland, College Park in 1997, and earned his law degree from American University, Washington College of Law, Washington, D.C. in 2000. Mr. Patel is a member of the Maryland State Bar and the District of Columbia Bar. Mr. Patel is the founder and managing attorney of the MVP Law Group, P.A., an innovative e-law firm that represents businesses within the United States and throughout the world. Mr. Patel has been managing the MVP Law Group since its inception in April 2003 to present. Since August 5, 2008, Mr. Patel has served as the president, Chief Executive Officer and a Director of Microchannel Technologies Corporation.
ALASTAIR LIVESEY.  Dr. Livesey earned his Bachelor's degree (B.A.) in Science from the University of Cambridge in 1979, followed by an MA and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984 respectively.  From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field.  In September, 2008, Dr. Livesey was appointed as the Operations Director of Diverse Energy Ltd, a UK firm developing and assembling fuel cell power plants to replace diesel generators.

JATINDER S. BHOGAL.  Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For nearly 15 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions.  Mr. Bhogal is also a Director of HepaLife Technologies, Inc. and International Energy, Inc.

JOSEPH SIERCHIO.  Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971.  Since 1975, Mr. Sierchio has practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong.  Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a member of Sierchio & Company, LLP, counsel to the Company.  Mr. Sierchio is also a Director of HepaLife Technologies, Inc.

FRANK J. FABIO.  Mr. Fabio received a BBA in Accounting from Pace University in June 1973; has been a Certified Public Accountant since 1976; and received an MS in Taxation from Long Island University in June 1989. From June 1973 to 1980, Mr. Fabio was employed by Ernst & Ernst, attaining the position of Manager. Since 1980 Mr. Fabio has maintained his private practice of accountancy in New York.  Mr. Fabio is also the Chief Financial Officer of International Energy, Inc. and Entheos Technologies, Inc.

Directors and Officers Who Resigned Subsequent to the Company’s Fiscal Year End, August 31, 2008

NICHOLAS CUCINELLI. Mr. Cucinelli earned his Bachelor’s degree in Science from the United States Coast Guard Academy 1995.  From September 2002 to August 2005, Mr. Cucinelli was a graduate student (MS & MBA) at the University of Michigan.  Concurrent with his studies at the University of Michigan, Mr. Cucinelli was: a Graduate Student Research Assistant for, and a founding member of, the University’s “Sustainable Mobility and Accessibility Research & Transformation project” (January 2003 – April 2004); involuntarily recalled from the U.S. Coast Guard Reserve to active duty in support of Operation Neptune Shield (March 2003 – September 2003); a strategy consultant to the non-profit Carbon Disclosure Project (March – April 2004); employed full-time as an MBA intern within the Corporate Governance Division at Ford Motor Company (May – August 2004); and a member of a strategy consulting team for the Future Fuels Team within BP, plc. (October 2004 – August 2005). From September 2005 to June 2007, Mr. Cucinelli was employed by Energy Conversion Devices, Inc., where he held the position of Senior Business Development Specialist and facilitated the commercialization of solar photovoltaic, advanced battery, fuel cell, solid-state hydrogen storage, and next generation information technologies. On June 1st, 2007, Mr. Cucinelli was honorably discharged from the U.S. Coast Guard Reserve after completing nearly 16 years of Federal service. From June to September 2007, Mr. Cucinelli was employed by ENER subsidiary, United Solar Ovonic LLC, where he held the position of Manager, Federal and Military Sales.

HARMEL S. RAYAT.  Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations. During the past five years, Mr. Rayat also has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, MicroChannel Technologies Corporation, PhytoMedical Technologies, Inc., HepaLife Technologies, Inc., Entheos Technologies, Inc., and International  Energy, Inc. Mr. Rayat served as a director of the Company since September 8, 2006.

THOMAS GLADWIN.  Dr. Gladwin earned his Bachelor’s degree in Science from the University of Delaware in 1970, an MBA from the University of Michigan in 1971, and a Ph.D. in International Business and Natural Resource Policy from the University of Michigan in 1975.  From September 1998 to the present, Dr. Gladwin has held tenure as the Max McGraw Professor of Sustainable Enterprise at The University of Michigan, jointly appointed in the University’s Stephen M. Ross School of Business and the School of Natural Resources and Environment.  In this role he serves as Co-Director of the Erb Institute for Global Sustainable Enterprise at The University of Michigan and co-directs the University’s “Sustainable Mobility and Accessibility Research & Transformation” [SMART].  Dr. Gladwin also serves as a Core Faculty Member in the HRH The Prince of Wales' Business & the Environment Programme and is engaged in business consulting. Dr. Gladwin serves on the Board of Directors of SustainAbility Ltd. and Trillium Asset Management Corporation.

There are no family relationships among or between any of our officers and directors.

During the past five years, except as set forth below, none of our directors or executive officers, promoters has been:

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

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., and Innotech Corporation, of which Mr. Rayat had served at various times as a director and officer, along with certain other individuals, collectively “the respondents,” consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation agreed to cease and desist from committing or causing any violations and any future violations of, among other things, Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.  Mr. Rayat has resigned all of his positions with the Company effective September 12 2008.  Mr. Rayat continues to be a shareholder of the Company. Please refer to “ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

COMPENSATION OF NON-EMPLOYEE DIRECTORS

The Company’s Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of Octillion Corporation’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

The Company does not pay director compensation to directors who are also employees of the Company.

The Company pays to all non-employee directors a director’s fee in the amount of $2,500 per quarter.  Directors are entitled to participate in, and have been issued options under, the Company’s 2006 Stock Plan.  The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board.

In accordance with applicable SEC rules and regulations, the following table reports all compensation the Company paid to non-employee directors during the fiscal year ended August 31, 2008:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Total ($)

Alastair Livesey	$5,000	$13,262	(3)	$18,262
Thomas Gladwin	10,000	13,262	(3)	23,262
Joseph Sierchio (4)	-0-	-0-		-0-

(1)
The amounts in this column represent the quarterly cash meeting fee earned by or paid to the Company's non-employee directors for service during the fiscal year ended August 31, 2008.  Non-employee directors receive quarterly cash compensation of $2,500.

(2)
This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended August 31, 2008 in accordance with FAS 123R for stock option awards.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 7. Stock Options.

(3)
On March 10, 2008, the Company granted a stock option to purchase 50,000 shares of common stock to each of Mr. Livesey and Mr. Gladwin at an exercise price of $1.66 per share. Of each 50,000 grant, the first 10,000 stock options vest on February 8, 2009 and then 10,000 stock options will vest every year thereafter. The fair value of each 50,000 stock option grant was $61,500, estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, the stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option will be reversed during the quarter ended November 30, 2008.

(4)
On July 24, 2008, the Board of Directors appointed Mr. Joseph Sierchio, Esq. to serve as a director of the Company commencing immediately, and to serve as such for a period of one year and until his successor shall have been duly appointed and qualified.   As of August 31, 2008, the Company had not incurred or paid any cash fees or awarded any stock compensation to Mr. Siercho.  Mr. Sierchio subsequently was granted a stock option to acquire up to 50,000 shares of common stock at a price equal to the closing price of the Company’s common stock on the date of grant. Mr. Sierchio will also receive cash compensation payable to non-employee directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the SEC.  Based on a review of such reports and information provided to the Company, the Company believes that during the most recent fiscal year the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a), except that two Form 3s and three Form 4s were not filed within the reporting time frame required by the SEC.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its senior financial officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASD listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. The Company’s Code of Ethics is available on the Company’s website at http://www.octillioncorp.com. To access our Code of Ethics, click on “Investor Relations” and then click on “Code of Ethics.”

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Guidelines applicable to its Board of Directors. The Company’s Corporate Governance Guidelines is available on the Company’s website at http://www.octillioncorp.com. To access our Corporate Governance Guidelines, click on “Investor Relations” and then click on “Corporate Governance Guidelines.”

Director Independence

After considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Messrs. Livesey and Siercho are independent from the Company’s management and qualifies as “independent directors” under the standards of independence under the applicable National Association of Securities Dealers (“NASD”) listing standards.  This means that, in the judgment of the Board of Directors, none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended August 31, 2008, the Board held a total of five meetings.  All members of the Board attended at least 75% of all meetings of the Board.

The Company does not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent accountants.

Compensation Committee.

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by the Company’s management.

Nominating Committee.

The Board does not currently have a standing Nominating Committee.  The Company does not maintain a policy for considering nominees.  The Company’s Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain the Company’s required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company’s Chief Executive Officer, Meetesh Patel, 1050 Connecticut Avenue, NW, Washington, D.C. 20036, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Octillion Corporation, Attention: Corporate Secretary, 1050 Connecticut Avenue, NW, Washington, D.C. 20036.   The Board of Directors has approved a process pursuant to which the Corporate Secretary shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation

The following table provides information concerning total compensation earned or paid to the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated executive officers of the Company for services rendered to the Company for the fiscal years ended August 31, 2008, 2007, and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Option Awards ($)(4)	Total ($)
Harmel S. Rayat Chief Financial Officer, Secretary, Treasurer and Director (1)	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Nicholas Cucinelli President, Chief Executive Officer (2)	2008 2007 2006	96,250 -0- -0-	22,284(5) -0- -0-	3,573,778 -0- -0-	3,692,312 -0- -0-
Kaiyo Nedd (3) Former President, Chief Financial Officer, and Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)	Mr. Rayat resigned as Chief Financial Officer, Secretary, Treasurer and Director of the Company, effective September 12, 2008.

(2)
In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement, the Board approved an annual salary of $105,000, a $2,000 reimbursement for relocation related expenses, and a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21.

On February 15, 2008, the Company cancelled the stock option granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Nicholas Cucinelli for the purchase of 1,250,000 common shares.  The 1,250,000 stock options have an exercise price of $1.66 per share.  The options vest as follows: (a) 300,000 vest and become exercisable in annual installments of 100,000 for three years, with the first 100,000 vesting on February 8, 2009; (b) 500,000 vest and become exercisable in the event that the Company, or any subsidiary thereof, with the prior approval of the Board of Directors: successfully executes any partnership agreement or joint-venture agreement of any technology under current or future development; or successfully completes the sale any subsidiary; or any technology under current or future development; and (c) 450,000 vest and become exercisable upon: commencing commercial sales of products derived from any technology under current or future development; or successfully achieving commercial gross annual sales exceeding $10,000,000 of those products and/or services which are not derived from technologies under current or future research and development by the Company; or successfully completing the sale of Octillion to a third party, subject to shareholder and Board of Directors approval. All unexercised Options, whether vested or not, expire immediately in the event that Mr. Cucinelli is removed from his position by the Board of Directors, shareholders or voluntarily resigns from his position.

The fair value of the 1,250,000 options granted was estimated at $1.39 each, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 166.72%, risk-free interest rates of 2.76%, and expected lives of 5 years.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

(3)	Resigned on October 1, 2007.

(4)
This column reflects the dollar amount recognized for financial statement reporting purposes in accordance with applicable SEC rules and guidance and FAS 123R for stock options and warrants, which may include amounts from awards made in and prior to the years shown.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options and warrants, see Note 7: Stock Options to the Consolidated Financial Statements included in this Form 10-K.

(5)	This represents amounts paid on behalf of Mr. Cucinelli for medical insurance.

Employee directors do not receive compensation in addition to their annual salaries for services provided as a director.  Non-employee directors receive $2,500 per quarter for services rendered as a Director of the Company.

During the year ended August 31, 2007, the president and directors provided services to the Company for no compensation.

Grants of Plan-Based Awards

The following table sets forth information regarding stock options granted to the Company’s Named Executive Officers during the fiscal year ended August 31, 2008.  The Company does not have any non-equity incentive plans and has therefore omitted the corresponding columns.

Grants of Plan-Based Awards

		Estimated future payouts under equity incentive plan awards
Name	Grant date	Threshold (#)	Target (#)	Maximum (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($) (3)
Harmel S. Rayat Chief Financial Officer, Secretary, Treasurer and Director (1)	N/A	N/A	N/A	N/A	N/A	N/A
Nicholas Cucinelli President, Chief Executive Officer	9/4/07	300,000 (2)	950,000 (2)	-0-	1.66	6,895,000

(1)	Resigned September 12, 2008.

(2)
In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement, the Board approved an annual salary of $105,000, a $2,000 reimbursement for relocation related expenses, and a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21.

On February 15, 2008, the Company cancelled the stock option granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Nicholas Cucinelli for the purchase of 1,250,000 common shares.  The 1,250,000 stock options have an exercise price of $1.66 per share.  The options vest as follows: (a) 300,000 vest and become exercisable in annual installments of 100,000 for three years, with the first 100,000 vesting on February 8, 2009; (b) 500,000 vest and become exercisable in the event that the Company, or any subsidiary thereof, with the prior approval of the Board of Directors: successfully executes any partnership agreement or joint-venture agreement of any technology under current or future development; or successfully completes the sale any subsidiary; or any technology under current or future development; and (c) 450,000 vest and become exercisable upon: commencing commercial sales of products derived from any technology under current or future development; or successfully achieving commercial gross annual sales exceeding $10,000,000 of those products and/or services which are not derived from technologies under current or future research and development by the Company; or successfully completing the sale of Octillion to a third party, subject to shareholder and Board of Directors approval. All unexercised Options, whether vested or not, expire immediately in the event that Mr. Cucinelli is removed from his position by the Board of Directors, shareholders or voluntarily resigns from his position.

The fair value of the 1,250,000 options granted was estimated at $1.39 each, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 166.72%, risk-free interest rates of 2.76%, and expected lives of 5 years.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

(3)
The grant date fair value of these options and warrants was determined in accordance with FAS 123R, using a Black-Scholes option pricing model.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options and warrants, see Note 7: Stock Options to the Consolidated Financial Statements included in this Form 10-K.  The grant date fair value computed in accordance with FAS 123R was the same as that reported in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2008.

Name	Option Awards Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Harmel S. Rayat Chief Financial Officer, Secretary, Treasurer and Director (1)	N/A	N/A	N/A	N/A
Nicholas Cucinelli President, Chief Executive Officer (2)	-0-	1,250,000 (2)	1.66	2/14/2018

(1)	Resigned September 12, 2008.

(2)
In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement, the Board approved an annual salary of $105,000, a $2,000 reimbursement for relocation related expenses, and a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21.

On February 15, 2008, the Company cancelled the stock option granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Nicholas Cucinelli for the purchase of 1,250,000 common shares.  The 1,250,000 stock options have an exercise price of $1.66 per share.  The options vest as follows: (a) 300,000 vest and become exercisable in annual installments of 100,000 for three years, with the first 100,000 vesting on February 8, 2009; (b) 500,000 vest and become exercisable in the event that the Company, or any subsidiary thereof, with the prior approval of the Board of Directors: successfully executes any partnership agreement or joint-venture agreement of any technology under current or future development; or successfully completes the sale any subsidiary; or any technology under current or future development; and (c) 450,000 vest and become exercisable upon: commencing commercial sales of products derived from any technology under current or future development; or successfully achieving commercial gross annual sales exceeding $10,000,000 of those products and/or services which are not derived from technologies under current or future research and development by the Company; or successfully completing the sale of Octillion to a third party, subject to shareholder and Board of Directors approval. All unexercised Options, whether vested or not, expire immediately in the event that Mr. Cucinelli is removed from his position by the Board of Directors, shareholders or voluntarily resigns from his position.

The fair value of the 1,250,000 options granted was estimated at $1.39 each, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 166.72%, risk-free interest rates of 2.76%, and expected lives of 5 years.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

Option Exercises

During the fiscal year ended August 31, 2008 none of the Named Executives exercised any stock options.

Changes in Control

There are no understandings or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 14, 2008 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares of Common Stock Ownership(1)	Percent of Class(1)
Harmel S. Rayat Suite 216 – 1628 West 1st Avenue Vancouver, BC, V6J1G1	Stockholder	27,099,600(2)	46.92%
Frank J. Fabio 1050 Connecticut Avenue, 10th Floor Washington, DC 20036	Chief Financial Officer, Secretary	-0-	-0- %
Jatinder Bhogal 1050 Connecticut Avenue, 10th Floor Washington, DC 20036	Director	-0-	-0- %
Alastair Livesey 1050 Connecticut Avenue, 10th Floor Washington, DC 20036	Director	-0-	-0- %
Joseph Sierchio 110 East 59th Street New York, New York 10022	Director	50,000	0.09%
Meetesh Patel 1050 Connecticut Avenue, NW Washington, DC 20036	Chief Executive Officer, President, Director	-0-	-0- %
All Directors and Officers as a Group (5 persons)		50,000(3)	0.09%

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 57,754,600 shares of Common Stock issued and outstanding on a fully diluted basis as of November 14, 2008.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Rayat.

(3)	Assumes exercise of all warrants and options exercisable within 60 days that are owned by all officers and directors.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended August 31, 2008 the Company incurred $118,534 in cash wages and benefits expense as compensation for Mr. Nicholas Cucinelli, the President and Chief Executive Officer of the Company from September 2007 through October 15, 2008.  During the year ended August 31, 2007 Mr. Kaiyo Nedd was the President and Chief Financial Officer of the Company.  Mr. Nedd provided services to the Company for no compensation. Please refer to “ITEM 11. EXECUTIVE COMPENSATION.”

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option will be reversed during the quarter ended November 30, 2008.

During the year ended August 31, 2008, the Company incurred $15,000 in board fees for non-employee directors of the Company.  In addition, On March 10, 2008, the Company granted a stock option to purchase 50,000 shares of common stock to each of Mr. Livesey and Mr. Gladwin at an exercise price of $1.66 per share. Of each 50,000 grant, the first 10,000 stock options vest on February 8, 2009 and then 10,000 stock options will vest every year thereafter. The fair value of each 50,000 stock option grant was $61,500.  During the year ended August 31, 2008, the Company recorded $26,525 as stock compensation expense related to these stock options.  During the year ended August 31, 2007, directors of the Company provided services for no compensation.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, the stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option will be reversed during the quarter ended November 30, 2008.

Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees in Vancouver, British Columbia.  The Company paid a monthly rent of C$3,200 effective from February 1, 2007 through August 31, 2008. During the years ended August 31, 2008 and 2007, the Company paid rent of $38,295 and $20,106.  This premise is owned by a private corporation controlled by Mr. Harmel Rayat, who until September 12, 2008, was one of the Company’s Directors and served as the Company’s Chief Financial Officer, Secretary and Treasurer.  Mr Rayat continues to be a significant shareholder.  Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As of August 31, 2008, Mr. Harmel S. Rayat was also an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.   Subsequent to August 31, 2008, Mr. Rayat also resigned as an officer, director and majority shareholder of each of International Energy, Inc., PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.(as disclosed in public filings effected by those entities).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Director Independence

For disclosure regarding director independence see “ITEM 10: “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent auditors.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The Company does not currently have an audit committee.

Aggregate fees for professional services rendered to the Company by Peterson Sullivan LLP for the years ended August 31, 2008 and 2007 were as follows:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees	$22,885	$26,019
Audit-related Fees	-	-
Tax Fees	6,272	-
All Other Fees	-	-
TOTAL	$29,157	$26,019

Audit Fees

Audit Fees for the years ended August 31, 2008 and 2007 consist of the aggregate fees billed for the audit of the Company’s annual financial statements for the years ended August 31, 2008 and 2007, and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years.

Tax Fees

Tax Fees for the years ended August 31, 2008 and 2007 consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of August 31, 2008 and 2007
•	Consolidated Statements of Operations for the years ended August 31, 2008 and 2007 and the cumulative period from Inception (May 5, 1998) to August 31, 2008
•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2008
•	Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007 and the cumulative period from Inception (May 5, 1998) to August 31, 2008
•	Notes to the Consolidated Financial Statements

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized.

Octillion Corp.
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Meetesh Patel	President, Chief Executive Officer,	November 26, 2008
Meetesh Patel	Director

/s/ Frank Fabio	Chief Financial Officer , Secretary	November 26, 2008
Frank Fabio

/s/ Jatinder Bhogal	Director	November 26, 2008
Jatinder Bhogal

/s/ Alastair Livesey	Director	November 26, 2008
Alastair Livesey

/s/ Joseph Sierchio	Director	November 26, 2008
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.