Form 10-Q
period 2008-11-30
OCTILLION CORP
filed 2009-01-14
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,754,600 shares of Common Stock, par value $0.001, were outstanding on January 1, 2009.

OCTILLION CORP.
FORM 10-Q

For the Quarterly Period Ended November 30, 2008

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	November 30,	August 31,
	2008	2008

ASSETS

Current assets
Cash and cash equivalents	$2,721,329	$2,992,010
Deferred research and development costs	140,519	140,519
Prepaid expenses and other current assets	3,029	500
Total current assets	2,864,877	3,133,029

Fixed assets, net of accumulated depreciation of $0 and $2,659	-	-

Total assets	$2,864,877	$3,133,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$41,559	$35,331
Accrued liabilities	166,942	156,109
Total liabilities	208,501	191,440

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized,57,754,600 shares issued and outstanding at November 30, 2008 and August 31, 2008	57,755	57,755
Additional paid-in capital	7,419,410	10,986,585
Accumulated other comprehensive income	59,704	10,693
Deficit accumulated during the development stage	(4,880,493)	(8,113,444)
Total stockholders' equity	2,656,376	2,941,589

Total liabilities and stockholders' equity	$2,864,877	$3,133,029

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	May 5, 1998	Three Months Ended
	(inception) to	November 30,
	November 30, 2008	2008	2007

Revenue	$-	$-	$-

Operating (income) expense
Investor relations	2,150,325	10,800	378,910
Wages and benefits	546,900	(3,418,560)	958,366
Management fees - related party	209,627	6,553	-
Professional fees	486,706	60,790	18,065
Research and development	459,177	22,250	78,054
Travel and entertainment	255,025	22,378	28,361
Other operating expenses	242,028	16,375	28,873
Total operating (income) expense	4,349,788	(3,279,414)	1,490,629

Operating income (loss)	(4,349,788)	3,279,414	(1,490,629)

Other income (expense)
Interest income	98,035	7,196	12,904
Interest expense	(10,841)	(106)	-
Loss on disposal of fixed assets	(5,307)	-	-
Foreign exchange gain (loss)	(80,495)	(53,553)	2,211
Payable forgiven	30,000	-	-
Total other income (expense)	31,392	(46,463)	15,115

Income (loss) from continuing operations	(4,318,396)	3,232,951	(1,475,514)

Loss from discontinued operations	(162,097)	-	-

Net income (loss)	$(4,480,493)	$3,232,951	$(1,475,514)

Net income (loss) per share:
Continuing operations		$0.056	$(0.027)
Discontinued operations		-	-
		$0.056	$(0.027)

Weighted average number of common shares outstanding:
Basic and diluted		57,754,600	53,864,600

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
						Accumulated	accumulated
					Additional	other	during the		Total
	Preferred Stock		Common Stock		paid-in	comprehensive	development	Comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	stage	income (loss)	equity (deficit)

Restricted common stock issued to related parties for management services at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167 per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183 per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50 per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55 per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60 per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash and services at $1.00 per Unit in February 2008	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955

Exercise of Class C Warrants at $0.50 per share during March 2008	-	-	20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55 per share during May 2008	-	-	20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25 per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the period	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(3,587,040)	-	-	-	(3,587,040)

Stock based compensation	-	-	-	-	19,865	-	-	-	19,865

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	49,011	-	49,011	49,011

Net income for the period	-	-	-	-	-	-	3,232,951	3,232,951	3,232,951
Total comprehensive income								$3,281,962

Balance, November 30, 2008	-	$-	57,754,600	$57,755	$7,419,410	$59,704	$(4,880,493)		$2,656,376

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2008
(Expressed in US Dollars)
(Unaudited)

	Cumulative
	May 5, 1998	Three Months Ended
	(inception) to	November 30,
	November 30, 2008	2008	2007

Cash flows from operating activities
Income (loss) from continuing operations	$(4,318,396)	$3,232,951	$(1,475,514)
Add: loss from discontinued operations	(162,097)	-	-
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	4,482	-	313
Reversal of stock based compensation expense due to forfeiture of stock options	(3,587,040)	(3,587,040)	-
Stock based compensation expense	3,620,168	19,865	887,125
Loss of disposal of fixed assets	5,307	-	-
Payable written off	(30,000)	-	-
Common stock issued for services	3,000	-	-
Common stock issued for debt settlement	103,332	-	-
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(140,519)	-	-
Increase in prepaid expenses and other current assets	(3,029)	(2,529)	(1,506)
Increase (decrease) in accounts payable	41,559	6,228	(1,154)
Increase in accrued liabilities	166,942	10,833	60,196
Increase in accounts payable - related party	30,000	-	4,375
Net cash used in operating activities	(4,266,291)	(319,692)	(526,165)

Cash flows from investing activities
Purchase of fixed assets	(9,789)	-	(2,271)
Net cash flows used in investing activities	(9,789)	-	(2,271)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net	7,337,705	-	-
Repayment of promissory note	(155,000)	-	-
Proceeds from promissory notes	155,000	-	-
Dividend paid	(400,000)	-	-
Net cash flows provided by financing activities	6,937,705	-	-

Increase (decrease) in cash and cash equivalents	2,661,625	(319,692)	(528,436)

Effect of foreign currency translation	59,704	49,011	(4,018)

Cash and cash equivalents at beginning of period	-	2,992,010	1,437,876

Cash and cash equivalents at end of period	$2,721,329	$2,721,329	$905,422

Supplemental cash flow information:
Interest paid in cash	$10,841	$106	$-
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued management fees converted to equity	$103,332	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

OCTILLION CORP.
(a development stage company)
Notes to Consolidated Financial Statements
(Unaudited)

November 30, 2008
(Expressed in U.S. Dollars)

Note 1:  Organization and Going Concern Uncertainties

Octillion Corp. (“the Company”) was incorporated in the State of Nevada on May 5, 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corp. (“Kinetic Energy”), and Octillion Technologies Limited (“Octillion Technologies”). Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Kinetic Energy was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada in September 2008. All significant inter-company balances and transactions have been eliminated.

Octillion Corp., together with its wholly owned subsidiaries, is a next generation alternative and renewable energy technology developer focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies.  Among the Company’s current research and development activities is the development of technology to adapt existing home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

The Company has not generated any revenues, has an accumulated deficit of $4,880,493 as of November 30, 2008, and does not have positive cash flows from operating activities. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Note 2.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Octillion Corp., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of November 30, 2008 and August 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended November 30, 2008 and 2007 and for the cumulative period from May 5, 1998 (inception) to November 30, 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s 2008 Annual Report on Form 10-K.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.  The adoption of FSP 157-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for new contracts entered into for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company adopted EITF 07-3 on September 1, 2008, the beginning of its fiscal year 2009.  The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on September 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS 141R to have a material effect on its consolidated financial statements.

Note 3: Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three months ended November 30, 2008, stock options and warrants to purchase 4,434,500 shares of common stock with a weighted-average exercise price of $1.21 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

During the three months ended November 30, 2007, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three months ended November 30, 2007, because their effect would be anti-dilutive, are stock options and warrants to acquire 1,760,000 shares of common stock with a weighted-average exercise price of $3.67 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the three months ended November 30, 2008 and 2007, basic and diluted net income (loss) per share are the same.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three months ended November 30, 2008 and 2007:

	Three Months Ended
	November 30,
	2008	2007

Numerator - net income (loss )	$3,232,951	$(1,475,514)

Denominator - weighted average number of common shares outstanding	57,754,600	53,864,600

Basic and diluted net income (loss) per common share	$0.056	$(0.027)

Note 4: Option Interest in Solar Energy Conversion Technology

UIUC Sponsored Research Agreement

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at November 30, 2008.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.   The Company is currently in discussions with UIUC regarding the status of these funds.  The Company is of the opinion that to the extent these funds were not expended they should be refunded to the Company.

During the three months ended November 30, 2008 and 2007, the Company recorded $0 and $78,054 as research and development expense pursuant to the UIUC Sponsored Research Agreement.  During the period from inception (May 5, 1998) to November 30, 2008, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 is payable on or before September 1, 2008, $127,547 is payable on or before October 1, 2009 and $80,000 is payable on demand during the contract period for reimbursement of materials provided by Oakland University.  As of November 30, 2008, the Company advanced $140,519 to Oakland University in accordance with the terms of the Oakland Sponsored Research Agreement, which is included in deferred research and development costs.  As of November 30, 2008, researchers had not expended funds related to the Oakland Sponsored Research Agreement and accordingly, no amortization of the deferred research and development costs was recorded during the three months ended November 30, 2008.

Note 5: Energy Harvesting Technologies

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy Corp., entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of technologies for generating electricity from the motion of cars and trucks.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company.  Pursuant to a Confidential Treatment Order (“CT ORDER”) filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

Note 6: Capital Stock

At November 30, 2008 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

The fair value of the 4,189,500 Class F Callable warrants granted was estimated at $1.25 each, for a total amount of $5,236,875, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159.33%, risk-free interest rates of 4.76%, and expected lives of 3 years.  The proceeds received pursuant to the Securities Purchase Agreement allocated to the warrants were $2,337,885.

Note 7:  Warrants

As of November 30, 2008, the following warrants were outstanding and exercisable:

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

There were no warrants granted or exercised during the three months ended November 30, 2008.

Note 8: Stock Options

During 2006, the Company adopted the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for both incentive and nonqualified stock options to be granted to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 15,000,000 shares of common stock.  Options granted to employees under the Company’s 2006 Plan generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer and granted him a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21.  On February 15, 2008, the Company cancelled the stock option granted to Mr. Nicholas Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Nicholas Cucinelli for the purchase of 1,250,000 shares of the Company’s common stock at an exercise price of $1.66 per share. The cancellation and re-issuance was accounted for as a modification of the originally issued stock option in accordance with SFAS 123(R) Share-Based Payment, resulting in a total adjusted fair value of $6,895,000 which was being recognized over the requisite service period.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits.

On March 10, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $1.23 each, for a total of $123,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 126.74%, risk-free interest rate of 3.21%, and expected lives of 6.5 years.

On September 12, 2008, the Company granted a stock option to the consultant Chief Financial Officer (the “CFO”) of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 126.74%, risk-free interest rate of 3.32%, and expected life of 6.5 years.

A summary of the Company’s stock option activity for the three months ended November, 2008 and related information follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at August 31, 2008	1,350,000	$1.66
Granted	150,000	0.83
Forfeited due to resignation	(1,300,000)	1.66
Outstanding at November 30, 2008	200,000	$1.04	9.66 years	$-

Exercisable at November 30, 2008	-	$-	N/A	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of 2009 (November 30, 2008 was a Sunday.  The last trading day was November 28, 2008) and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2008. The intrinsic value changes based on the fair market value of the Company’s common stock.

There were no stock options exercised during the three months ended November 30, 2008.  The weighted average fair value of options granted during the three months ended November 30, 2008 was $0.75 per share.

During the three months ended November 30, 2008 the Company recorded stock compensation expense of $19,865 for the amortization of outstanding stock options, of which $4,053 is included in management fees – related party and $15,812 is included in professional fees.  As of November 30, 2008, the Company had $140,873 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.75 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$0.78	50,000	9.79	$0.78	—	—	$—
0.85	100,000	9.78	0.85	—	—	—
1.66	50,000	9.28	1.66	—	—	—
$0.78 – 1.66	200,000	9.66	$1.04	—	—	$—

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9:  Related Party Transactions

Wages and benefits

During the three months ended November 30, 2008 the Company incurred $77,154 in cash wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, the former President and Chief Executive Officer of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.  Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company.  During the three months ended November 30, 2008, the Company incurred $27,361 in cash wages and benefits expense for services rendered by Mr. Patel.

Upon Mr. Nicholas Cucinelli’s resignation as President and Chief Executive Officer of the Company, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of the Employment Termination Agreement.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits.

Professional fees

During the three months ended November 30, 2008, the Company incurred $8,333 for services rendered by non-employee directors of the Company.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the three months ended November 30, 2008, the Company recorded stock compensation expense of $15,812 related to stock options granted to non-employee directors, which is included in professional fees.

Note 10: Subsequent Event

On January 9, 2009, Mr. Frank Fabio resigned from the positions of Chief Financial Officer and Secretary of the Company. As a result, the stock option granted to Mr. Fabio on September 12, 2008 to purchase 50,000 shares of common stock was forfeited pursuant to the terms of a Nonstatutory Stock Option Agreement dated September 12, 2008 between the Company and Mr. Fabio. Pursuant to Mr. Fabio's resignation, the stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio's stock option will be reversed during the quarter ended February 28, 2009.

On January 9, 2009, Mr. Meetesh Patel, the Company's President, Chief Executive Officer, and a Director of the Company was appointed to the positions of Chief Financial Officer and Secretary of the Company to fill the vacancy created by the resignation of Mr. Fabio.

During the three months ended November 30, 2008 and 2007, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $17,775 and $15,080 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP.  At November 30, 2008, the Company owed SG&G LLP $7,725 which is included in accounts payable.

Management fees – related party
During the three months ended November 30, 2008, the Company incurred $2,500 for services rendered by Mr. Frank Fabio, the consultant Chief Financial Officer (the “CFO) of the Company.

On September 12, 2008, the Company granted a stock option to the CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500.  During the three months ended November 30, 2008, the Company recorded stock compensation expense of $4,053 related to the stock option granted to the CFO, which is included in management fees – related party.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended November 30, 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Octillion Corp. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements.

Octillion Corp. (the “Company”) was incorporated in the State of Nevada on May 5, 1998; and together with its wholly owned subsidiaries Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corp. (“Kinetic Energy”), and Octillion Technologies Limited (“Octillion Technologies”) is a next generation alternative and renewable energy technology developer focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies.  Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.  Kinetic Energy was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities.  Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canadian office.  The Company ceased to conduct business in Canada in September 2008.  For convenience, the terms “Company” and “we,” “us,” and “our” are used to refer collectively to the parent company and the subsidiaries through which the Company’s various businesses are actually conducted.

Among the Company’s current research and development activities is the development of a technology to adapt home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

Because the Company is a smaller reporting company certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

Photovoltaic Technologies

UIUC Sponsored Research Agreement

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at November 30, 2008.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.   The Company is currently in discussions with UIUC regarding the status of these funds.  The Company is of the opinion that to the extent these funds were not expended they should be refunded to the Company.

During the three months ended November 30, 2008 and 2007, the Company recorded $0 and $78,054 as research and development expense pursuant to the UIUC Sponsored Research Agreement.  During the period from inception (May 5, 1998) to November 30, 2008, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

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

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 is payable on or before September 1, 2008, $127,547 is payable on or before October 1, 2009 and $80,000 is payable on demand during the contract period for reimbursement of materials provided by Oakland University.  As of November 30, 2008, the Company advanced $140,519 to Oakland University in accordance with the terms of the Oakland Sponsored Research Agreement, which is included in deferred research and development costs.  As of November 30, 2008, researchers had not expended funds related to the Oakland Sponsored Research Agreement and accordingly, no amortization of the deferred research and development costs was recorded during the three months ended November 30, 2008.

Energy Harvesting Technologies

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy Corp., entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of technologies for generating electricity from the motion of cars and trucks.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company.  Pursuant to a Confidential Treatment Order (“CT ORDER”) filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

Nerve Regeneration Technology

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of the Company’s operating income (expense) for the three months ended November 30, 2008 and 2007 was as follows:

	Three Months Ended
	November 30,		Percentage
	2008	2007	Change

Operating income (expense)
Investor relations	$10,800	$378,910	(97.15	) %
Wages and benefits	(3,418,560)	958,366	*
Management fees - related party	6,553	-	*
Professional fees	60,790	18,065	236.51
Research and development	22,250	78,054	(71.49)
Travel and entertainment	22,378	28,361	(21.10)
Other operating expenses	16,375	28,873	(43.29)
Total operating income (expense)	$(3,279,414)	$1,490,629	*	%

* Not meaningful

Investor Relations

The decrease in investor relations is due to the Company focusing on fund raising efforts during the three months ended November 30, 2007 compared to the three months ended November 30, 2008, which required increased analyst coverage, company branding and information distribution.

Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008.  In contrast, during the three months ended November 30, 2007, stock compensation expense of $887,125 was recorded in connection with Mr. Cucinelli’s stock option grant.  Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance during the three months ended November 30, 2008.

Management fees – related party

Mr. Frank Fabio was appointed the Company’s consultant Chief Financial Officer (the “CFO”), effective September 12, 2008.  During the three months ended November 30, 2008, the Company incurred $2,500 for services rendered by Mr. Fabio.

On September 12, 2008, the Company granted a stock option to the CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500.  During the three months ended November 30, 2008, the Company recorded stock compensation expense of $4,053 related to the stock option granted to the CFO.

Professional fees

Professional fees primarily consist of accounting and audit fees, legal fees and non-employee Board fees.  Professional fees increased partially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of $22,057.  Additionally, during the quarter ended November 30, 2008, the Company appointed two new members to the Board of Directors, replacing two directors who resigned during the quarter ended November 30, 2008.

During the three months ended November 30, 2008 and 2007, the Company incurred $8,333 and $0 for services rendered by non-employee directors of the Company.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the three months ended November 30, 2008, the Company recorded stock compensation expense of $15,812 related to stock options granted to non-employee directors,

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008.

Research and development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with UIUC, Oakland University, and VERYST Engineering LLC. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

Research and development expense for the three months ended November 30, 2008 consists substantially of costs incurred pursuant to the Veryst Agreement.  Research and development expense for the three months ended November 30, 2007 consists entirely of costs incurred pursuant to the UIUC Sponsored Research Agreement.

Travel and entertainment

Travel and entertainment decreased primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.

Other operating expenses

Other operating expenses includes rent, utilities, office supplies, information technology related fees and other administrative costs.  Other operating expenses decreased primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008.  Rent for the Vancouver, Canada administrative office was CAD$3,200 per month.

Other income (expense)

A summary of the Company’s other income (expense) for the three months ended November 30, 2008 and 2007 was as follows:

	Three Months Ended
	November 30,		Percentage
	2008	2007	Change

Other income (expense)
Interest income	$7,196	$12,904	(44.23	) %
Interest expense	(106)	-	*
Foreign exchange gain (loss)	(53,553)	2,211	*
Total other income (expense)	$(46,463)	$15,115	*	%

* Not meaningful

Interest income

Despite the higher average cash balance maintained during the three months ended November 30, 2008 compared to the same period in 2007, interest income decreased as a result of the sharp decline in the interest rate on the Company’s interest-bearing cash accounts from the first quarter of 2008 to the first quarter of 2009.

Foreign exchange gain (loss)

The Company translates assets and liabilities of its foreign subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date.  The increase in foreign exchange loss is primarily the result of the increase in the intercompany payable of the Company’s foreign subsidiary (denominated in Canadian dollars) to Octillion Corp. from CAD$127,966 at November 30, 2007 to CAD$436,636 at November 30, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $4,880,493 through November 30, 2008.  Additionally, the Company has expended a significant amount of cash in developing its photovoltaic technologies.  The Company expects that any future revenues will not be sufficient to sustain its operations for the foreseeable future. The Company’s profitability will require the successful completion of its research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of November 30, 2008, the Company had a cash balance of $2,721,329. The Company has financed its operations primarily pursuant to a Securities Purchase Agreement in which the Company received $3,395,955 net proceeds in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $319,692 for the three months ended November 30, 2008, compared to net cash used of $526,165 for the same period in 2007.  The decrease in cash used primarily reflects a decrease in investor relations expense of $368,110, offset by an increase in accounting fees of $22,057 as a result of the Company outsourcing its accounting function to third parties, effective September 1, 2008 and a $50,000 severance payment made to Mr. Cucinelli, the Company’s former Chief Executive Officer and President pursuant to his Termination Employment Agreement dated October 15, 2008.

Net cash used in investing activities was $0 for the three months ended November 30, 2008, compared to $2,271 during the same period in 2007.  During the three months ended November 30, 2007, the Company purchased $2,271 of equipment, all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Securities Purchase Agreement

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

Related Party Transactions

Wages and benefits
During the three months ended November 30, 2008 the Company incurred $77,154 in cash wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, the former President and Chief Executive Officer of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.  Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company.  During the three months ended November 30, 2008, the Company incurred $27,361 in cash wages and benefits expense for services rendered by Mr. Patel.

Upon Mr. Nicholas Cucinelli’s resignation as President and Chief Executive Officer of the Company, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of the Employment Termination Agreement.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits.

Professional fees
During the three months ended November 30, 2008, the Company incurred $8,333 for services rendered by non-employee directors of the Company.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the three months ended November 30, 2008, the Company recorded stock compensation expense of $15,812 related to stock options granted to non-employee directors, which is included in professional fees.

During the three months ended November 30, 2008 and 2007, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $17,775 and $15,080 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP.  At November 30, 2008, the Company owed SG&G LLP $7,725 which is included in accounts payable.

Management fees – related party
During the three months ended November 30, 2008, the Company incurred $2,500 for services rendered by Mr. Frank Fabio, the consultant Chief Financial Officer (the “CFO”) of the Company.

On September 12, 2008, the Company granted a stock option to the CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500. During the three months ended November 30, 2008, the Company recorded stock compensation expense of $4,053 related to the stock option granted to the CFO, which is included in management fees – related party.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of November 30, 2008, the Company has future minimum lease payments of $2,750 under its corporate office operating lease.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2. “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Meetesh Patel	President, Chief Executive Officer, Chief Financial Officer,	January 13, 2009
Meetesh Patel	Secretary, Director