Form 10-Q
period 2009-02-28
NEW ENERGY TECHNOLOGIES, INC.
filed 2009-04-13
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,754,600 shares of Common Stock, par value $0.001, were outstanding on April 1, 2009.

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
FORM 10-Q

For the Quarterly Period Ended February 28, 2009

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 AND AUGUST 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	February 28, 2009	August 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$2,502,290	$2,992,010
Deferred research and development costs	-	140,519
Other receivable	120,299	-
Prepaid expenses and other current assets	833	500
Total current assets	2,623,422	3,133,029

Fixed assets, net of accumulated depreciation of $0 and $2,659	-	-

Total assets	$2,623,422	$3,133,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$24,943	$35,331
Accrued liabilities	165,581	156,109
Total current liabilities	190,524	191,440

Commitments and Contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 57,754,600 shares issued and outstanding at February 28, 2009 and August 31, 2008	57,755	57,755
Additional paid-in capital	7,431,169	10,986,585
Accumulated other comprehensive income	-	10,693
Deficit accumulated during the development stage	(5,056,026)	(8,113,444)
Total stockholders' equity	2,432,898	2,941,589

Total liabilities and stockholders' equity	$2,623,422	$3,133,029

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		May 5, 1998
	February 28,	February 29,	February 28,	February 29,	(inception) to
	2009	2008	2009	2008	February 28, 2009

Revenue	$-	$-	$-	$-	$-

Operating (income) expense
Investor relations	5,700	145,235	16,500	524,145	2,156,025
Wages and benefits	40,629	967,153	(3,377,931)	1,925,519	587,529
Management fees - related party	(2,081)	-	4,472	-	207,546
Professional fees	105,852	79,493	168,033	98,123	592,558
Research and development	58,720	78,199	80,970	156,253	517,897
Travel and entertainment	11,991	32,857	34,369	61,218	267,016
Other operating expenses	15,447	44,390	30,431	72,698	257,475
Total operating (income) expense	236,258	1,347,327	(3,043,156)	2,837,956	4,586,046

Operating income (loss)	(236,258)	(1,347,327)	3,043,156	(2,837,956)	(4,586,046)

Other income (expense)
Interest income	547	11,699	7,743	24,603	98,582
Interest expense	(161)	(143)	(267)	(143)	(11,002)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	59,704	-	59,704	-	59,704
Foreign exchange gain (loss)	635	1,808	(52,918)	4,019	(79,860)
Payable forgiven	-	-	-	-	30,000
Total other income (expense)	60,725	13,364	14,262	28,479	92,117

Income (loss) from continuing operations	(175,533)	(1,333,963)	3,057,418	(2,809,477)	(4,493,929)

Loss from discontinued operations	-	-	-	-	(162,097)

Net income (loss)	$(175,533)	$(1,333,963)	$3,057,418	$(2,809,477)	$(4,656,026)

Net income (loss) per share:
Continuing operations	$(0.00)	$(0.02)	$0.05	$(0.05)
Discontinued operations	-	-	-	-
	$(0.00)	$(0.02)	$0.05	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	57,754,600	53,583,622	57,754,600	54,226,075

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated
						other	Deficit accumulated
	Preferred Stock		Common Stock		Additional	comprehensive	during the	Comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	development stage	income (loss)	equity (deficit)

Restricted common stock issued to related parties for management services at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167 per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183 per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50 per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55 per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60 per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash and services at $1.00 per Unit in February 2008	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955

Exercise of Class C Warrants at $0.50 per share during March 2008	-	-	20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55 per share during May 2008	-	-	20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25 per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the period	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Stock based compensation	-	-	-	-	35,677	-	-	-	35,677

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net income for the period	-	-	-	-	-	-	3,057,418	3,057,418	3,057,418
Total comprehensive income								$3,046,725

Balance, February 28, 2009	-	$-	57,754,600	$57,755	$7,431,169	$-	$(5,056,026)		$2,432,898

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2009
(Expressed in US Dollars)
(Unaudited)

			Cumulative
	Six Months Ended		May 5, 1998
	February 28,	February 29,	(inception) to
	2009	2008	February 28, 2009

Cash flows from operating activities
Income (loss) from continuing operations	$3,057,418	$(2,809,477)	$(4,493,929)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	719	4,482
Reversal of stock based compensation expense due to forfeiture of stock options	(3,591,093)	-	(3,591,093)
Stock based compensation expense	35,677	1,775,465	3,635,980
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease in deferred research and development costs	140,519	-	-
Increase in other receivable	(120,299)	-	(120,299)
Increase in prepaid expenses and other current assets	(333)	(3,766)	(833)
Increase (decrease) in accounts payable	(10,388)	(1,154)	24,943
Increase in accrued liabilities	9,472	73,674	165,581
Increase in accounts payable - related party	-	4,375	30,000
Net cash used in operating activities	(479,027)	(960,164)	(4,425,626)

Cash flows from investing activities
Purchase of fixed assets	-	(2,271)	(9,789)
Net cash flows used in investing activities	-	(2,271)	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net	-	3,395,955	7,337,705
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash flows provided by financing activities	-	3,395,955	6,937,705

Increase (decrease) in cash and cash equivalents	(479,027)	2,433,520	2,502,290

Effect of foreign currency translation	(10,693)	(7,901)	-

Cash and cash equivalents at beginning of period	2,992,010	1,437,876	-

Cash and cash equivalents at end of period	$2,502,290	$3,863,495	$2,502,290

Supplemental cash flow information:
Interest paid in cash	$267	$143	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental noncash transaction:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$642,980	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009
(Expressed in U.S. Dollars)
(Unaudited)

Note 1:  Organization and Nature of Operations

New Energy Technologies, Inc. (“the Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“Kinetic Energy”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Kinetic Energy was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, the Company dissolved Octillion Technologies and eliminated all intercompany balances, effective December 1, 2008.  New Energy Solar was incorporated on February 9, 2009 in the State of Florida and has no assets and no liabilities.

New Energy Technologies, Inc., together with its wholly owned subsidiaries, is an alternative and renewable energy technology developer focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies.  Among the Company’s current research and development activities is the development of technology to adapt existing home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $5,056,026 as of February 28, 2009, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to develop its technologies. To date, the Company’s cash flow requirements have been met by a private placement of common stock and warrants for net proceeds of $3,395,955 on February 12, 2008.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans provide the opportunity for the Company to continue as a going concern for the next twelve months. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of New Energy Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of February 28, 2009 and August 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and six months ended February 28, 2009 and February 29, 2008 and for the cumulative period from May 5, 1998 (inception) to February 28, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on March 1, 2009, the beginning of its fiscal year 2010. In October 2008, the FASB issued SFAS Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.  The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.”   FSP EITF 03-06-1 must be adopted for reporting periods beginning after December 15, 2008.  FSP EITF 03-06-1 will not have any impact on the Company’s consolidated financial statements.

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

Note 4. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three and six months ended February 28, 2009, stock options and warrants to purchase 4,384,500 shares of common stock with a weighted-average exercise price of $1.21 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

During the three months ended February 28, 2009 and the three and six months ended February 29, 2008, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three and six months ended February 29, 2008, because their effect would be anti-dilutive, are stock options and warrants to acquire 5,699,500 shares of common stock with a weighted-average exercise price of $1.31 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the three and six months ended February 28, 2009 and February 29, 2008, basic and diluted net income (loss) per share are the same.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and six months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Numerator - net income (loss )	$(175,533)	$(1,333,963)	$3,057,418	$(2,809,477)

Denominator - weighted average number of common shares outstanding	57,754,600	53,583,622	57,754,600	54,226,075

Basic and diluted net income (loss) per common share	$(0.00)	$(0.02)	$0.05	$(0.05)

Note 5. Option Interest in Solar Energy Conversion Technology

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they should be refunded to the Company.

During the three and six months ended February 28, 2009 the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the three and six months ended February 29, 2008 the Company recorded $78,054 and $156,109 as research and development expense pursuant to the UIUC Sponsored Research Agreement.  During the period from inception (May 5, 1998) to February 28, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  As of February 28, 2009, the Company had advanced $140,519 to Oakland University in accordance with the terms of the Oakland Sponsored Research Agreement.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its right pursuant to Section 9.3 of the Oakland Sponsored Research Agreement, and provided written notice to Oakland University to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended and is included in research and development expense for the three and six months ended February 28, 2009.  The remaining $120,299 was refunded to the Company in April 2009 and is included in other receivable at February 28, 2009.

Note 6. Energy Harvesting Technologies

VERYST Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of technologies for generating electricity from the motion of cars and trucks.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company.  Pursuant to a Confidential Treatment Order (“CT ORDER”) filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

V2G Letter of Intent

On December 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into a Letter of Intent with V2G Enterprises, LLC (the “V2G Letter of Intent”) to provide development services to produce a roadway embedded kinetic power capture device that harvests energy from vehicles and converts the harvested kinetic energy into useable electricity.  Pursuant to the terms of the V2G Letter of Intent, the payment terms and scope of work are to remain confidential until a formal agreement has been reached between the two parties.

Note 7. Capital Stock

Preferred Stock

At February 28, 2009 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

Common Stock

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

The Class F Callable Warrants are exercisable for a period of three years at an initial exercise price of $1.25 per share beginning on February 12, 2008. The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the warrants, in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

The Class F Callable Warrants are callable by the Company, at a repurchase price of $0.001 per warrant, subject to certain conditions, after the earlier to occur of (i) the expiration of the then applicable hold periods for a cashless exercise under Rule 144 as promulgated pursuant to the Securities Act of 1933, as amended or (ii) the date the registration statement filed pursuant to the Registration Rights Agreement is declared effective by the SEC, which was declared effective by the SEC on March 21, 2008, if New Energy Technology, Inc.’s common stock, the volume weighted average price for each of 5 consecutive Trading Days exceeds $1.75.

Pursuant to the Securities Purchase Agreement and the Registration Rights Agreement, the Company and the Investors have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  In the event that during the twelve month period following the closing date of the private placement, the Company issues shares at a price per share which is less than $1.00 (“Base Share Price”), then the Company is required to issue to the Investors the number of shares equal to (1) the quotient of the aggregate purchase price payable under the Securities Purchase Agreement divided by Base Share Price less (2) the quotient of the aggregate purchase price divided by the per share purchase price under the Securities Purchase Agreement.

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

Note 8.  Warrants

As of February 28, 2009, the following warrants were outstanding and exercisable:

(a)	100,000 Class D Warrants which entitle the holders to purchase 100,000 shares of the Company’s common stock at $0.55 each, expiring on April 23, 2009.

(b)	120,000 Class E Warrants which entitle the holders to purchase 120,000 shares of the Company’s common stock at $0.60 each, expiring on April 23, 2010.

(c)	4,014,500 Class F Callable Warrants which entitle the holders to purchase 4,014,500 shares of the Company’s common stock at $1.25, expiring on February 12, 2011.

There were no warrants granted or exercised during the three and six months ended February 28, 2009.

Note 9. Stock Options

During 2006, the Company adopted the 2006 Incentive Stock Option Plan (the “2006 Plan”) which provides for both incentive and nonqualified stock options to be granted to employees, directors, officers and consultants. The 2006 Plan provides for the granting of stock options to purchase a maximum of 15,000,000 shares of the Company’s common stock.  Stock options granted to employees under the Company’s 2006 Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of the Company’s common stock expire no later than ten years after the date of grant.

In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement between the Company and Mr. Cucinelli, the Company granted Mr. Cucinelli a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21, subject to certain vesting provisions.  On February 15, 2008, the Company cancelled the stock option granted to Mr. Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Cucinelli for the purchase of 1,250,000 shares of the Company’s common stock at an exercise price of $1.66 per share, subject to certain vesting provisions. The cancellation and re-issuance was accounted for as a modification of the originally issued stock option in accordance with SFAS 123(R) Share-Based Payment, resulting in a total adjusted fair value of $6,895,000 which was being recognized over the requisite service period.

On October 15, 2008, Mr. Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the six months ended February 28, 2009.

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

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the six months ended February 28, 2009.

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

On September 12, 2008, the Company granted a stock option to the then consultant Chief Financial Officer (the “CFO”) of the Company, Mr. Frank Fabio, to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 126.74%, risk-free interest rate of 3.32%, and expected life of 6.5 years.

On January 9, 2009, Mr. Fabio resigned from the position of CFO.  As a result, the stock option granted to Mr. Fabio on September 12, 2008 to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Pursuant to Mr. Fabio’s resignation, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the three and six months ended February 28, 2009.

A summary of the Company’s stock option activity for the six months ended February 28, 2009 and related information follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at August 31, 2008	1,350,000	$1.66
Granted	150,000	0.83
Forfeited due to resignation	(1,350,000)	1.63
Outstanding at February 28, 2009	150,000	$1.12	9.37 years	$-

Exercisable at February 28, 2009	10,000	$1.66	9.03 years	$-

Available for grant at February 28, 2009	14,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of 2009 (February 28, 2009 was a Saturday.  The last trading day was February 27, 2009) and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on February 28, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

During the three and six months ended February 28, 2009 the Company recorded stock compensation expense of $15,812 and $35,677 for the amortization of stock options outstanding at February 28, 2009, which is included in professional fees.  As of February 28, 2009, the Company had $93,613 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.5 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$ 0.85	100,000	9.53	$0.85	—	—	$—
1.66	50,000	9.03	1.66	10,000	9.03	1.66
$ 0.85 – 1.66	150,000	9.37	$1.12	10,000	9.03	$1.66

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 10.  Related Party Transactions

Wages and benefits

During the three and six months ended February 28, 2009 the Company incurred $0 and $77,154 in cash wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, the former President and Chief Executive Officer of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.  Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company.  During the three and six months ended February 28, 2009, the Company incurred $40,629 and $67,990 in cash wages and benefits expense for services rendered by Mr. Patel.

Upon Mr. Cucinelli’s resignation as President and Chief Executive Officer of the Company, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of the Employment Termination Agreement.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the six months ended February 28, 2009.

Management fees – related party

During the three and six months ended February 28, 2009, the Company incurred $1,972 and $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500.  As a result of Mr. Fabio’s resignation on January 9, 2009, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the three and six months ended February 28, 2009.

Professional fees

During the three and six months ended February 28, 2009, the Company incurred $7,500 and $15,833 for services rendered by non-employee directors of the Company.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the six months ended February 28, 2009.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the three and six months ended February 28, 2009, the Company recorded stock compensation expense of $15,812 and $31,624 related to stock options granted to non-employee directors, which is included in professional fees.

During the three and six months ended February 28, 2009, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $31,178 and $48,953 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP.  At February 28, 2009, the Company owed SG&G LLP $9,110 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended February 28, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

New Energy Technologies, Inc. (“the Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“Kinetic Energy”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities. Kinetic Energy was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities. Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, the Company dissolved Octillion Technologies and eliminated all intercompany balances, effective December 1, 2008.  New Energy Solar was incorporated on February 9, 2009 in the State of Florida and has no assets and no liabilities.

The Company’s research and development activities include the development of a technology to adapt home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they should be refunded to the Company.

During the three and six months ended February 28, 2009 the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the three and six months ended February 29, 2008 the Company recorded $78,054 and $156,109 as research and development expense pursuant to the UIUC Sponsored Research Agreement.  During the period from inception (May 5, 1998) to February 28, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  As of February 28, 2009, the Company had advanced $140,519 to Oakland University in accordance with the terms of the Oakland Sponsored Research Agreement.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its right pursuant to Section 9.3 of the Oakland Sponsored Research Agreement, and provided written notice to Oakland University to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended and is included in research and development expense for the three and six months ended February 28, 2009.  The remaining $120,299 was refunded to the Company in April 2009 and is included in other receivable at February 28, 2009.

Energy Harvesting Technologies

VERYST Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of technologies for generating electricity from the motion of cars and trucks.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company.  Pursuant to a Confidential Treatment Order (“CT ORDER”) filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

V2G Letter of Intent

On December 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into a Letter of Intent with V2G Enterprises, LLC (the “V2G Letter of Intent”) to provide development services to produce a roadway embedded kinetic power capture device that harvests energy from vehicles and converts the harvested kinetic energy into useable electricity.  Pursuant to the terms of the V2G Letter of Intent, the payment terms and scope of work are to remain confidential until a formal agreement has been reached between the two parties.

Nerve Regeneration Technology

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of the Company’s operating income (expense) for the three and six months ended February 28, 2009 and February 29, 2008 was as follows:

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Percentage		February 28,	February 29,	Percentage
	2009	2008	Change		2009	2008	Change

Operating income (expense)
Investor relations	$5,700	$145,235	(96	) %	$16,500	$524,145	(97	) %
Wages and benefits	40,629	967,153	(96)		(3,377,931)	1,925,519	*
Management fees - related party	(2,081)	-	*		4,472	-	*
Professional fees	105,852	79,493	33		168,033	98,123	71
Research and development	58,720	78,199	(25)		80,970	156,253	(48)
Travel and entertainment	11,991	32,857	(64)		34,369	61,218	(44)
Other operating expenses	15,447	44,390	(65)		30,431	72,698	(58)
Total operating income (expense)	$236,258	$1,347,327	(82	) %	$(3,043,156)	$2,837,956	*	%

* Not meaningful

Investor Relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purposes of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

The decrease in investor relations is due to the Company focusing on fund raising efforts during the three and six months ended February 29, 2008 compared to the three and six months ended February 28, 2009, which required increased company branding and information distribution.  The fund raising efforts during the prior year is evidenced by the consummation of the sale of an aggregate of 3,675,000 shares of the Company’s common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 share of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to a Securities Purchase Agreement dated February 8, 2008.

Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the six months ended February 28, 2009.  Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance, which is included in wages and benefits for the six months ended February 28, 2009.

In contrast, during the three and six months ended February 29, 2008, stock compensation expense of $889,069 and $1,776,194 was recorded in connection with Mr. Cucinelli’s stock option grant.

Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company.  During the three and six months ended February 28, 2009, the Company incurred $40,629 and $67,990 in cash wages and benefits expense for services rendered by Mr. Patel.

Management fees – related party

During the three and six months ended February 28, 2009, the Company incurred $1,972 and $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500.  As a result of Mr. Fabio’s resignation on January 9, 2009, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the three and six months ended February 28, 2009.

Professional fees

Professional fees primarily consist of accounting, audit, and tax fees, legal fees and non-employee Board fees.  Professional fees increased partially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in increases in accounting, audit and tax fees of approximately $20,000 and $40,000 during the three and six months ended February 28, 2009 as compared to the same periods of the prior year.

Non-employee Board fees increased approximately $23,000 and $48,000 during the three and six months ended February 28, 2009 as compared to the same periods of the prior year.  Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.  This increase from prior year is substantially the result of stock compensation expense recorded during the three and six months ended February 28, 2009 related to the grant of stock options previously granted to non-employee board members.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the three and six months ended February 28, 2009, the Company recorded stock compensation expense of $15,812 and $31,624 related to stock options granted to non-employee directors, which is included in professional fees.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the six months ended February 28, 2009.

The increases in accounting, audit, and tax fees and non-employee Board fees are offset by a decrease in legal fees of approximately $23,000 and $17,000 during the three and six months ended February 28, 2009 as compared to the same periods of the prior year.  Legal fees were higher in the prior year due to the Company undergoing fund raising efforts which resulted in the Company raising aggregate proceeds of $3,675,000 pursuant to a Securities Purchase Agreement dated February 8, 2008.

Research and development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with UIUC and Oakland University, a development agreement with VERYST Engineering LLC and a letter of intent with V2G Enterprises, LLC. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

Research and development expense for the three and six months ended February 28, 2009 consists substantially of costs incurred pursuant to the Veryst Agreement and the Oakland Sponsored Research Agreement.  Research and development expense for the three and six months ended February 29, 2008 consists entirely of costs incurred pursuant to the UIUC Sponsored Research Agreement.

Travel and entertainment

Travel and entertainment decreased during the three and six months ended February 28, 2009 as compared to the same periods of the prior year primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.

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

Other income (expense)

A summary of the Company’s other income (expense) for the three and six months ended February 28, 2009 and February 29, 2008 was as follows:

	Three Months Ended				Six Months Ended
	February 28,	February 29,	Percentage		February 28,	February 29,	Percentage
	2009	2008	Change		2009	2008	Change

Other income (expense)
Interest income	$547	$11,699	(95	) %	$7,743	$24,603	(69	) %
Interest expense	(161)	(143)	13		(267)	(143)	87
Gain on investment in foreign subsidiary	59,704	-	*		59,704	-	*
Foreign exchange gain (loss)	635	1,808	(65)		(52,918)	4,019	*
Total other income (expense)	$60,725	$13,364	354%		$14,262	$28,479	(50	) %

* Not meaningful

Interest income

Despite the higher average cash balance maintained during the three and six months ended February 28, 2009 compared to the same period in 2008, interest income decreased as a result of the sharp decline in the interest rate on the Company’s interest-bearing cash accounts.  In addition, in connection with the closing its administrative office in Vancouver, British Columbia, Canada, as of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

Gain on investment in foreign subsidiary

Octillion Technologies Limited (“Octillion Technologies”) provided administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, the Company dissolved Octillion Technologies and eliminated all intercompany balances.  In accordance with SFAS No. 152, “Foreign Currency Translation”, the Company recorded a gain on its investment in Octillion Technologies equal to the accumulated other comprehensive income at December 1, 2008, the time of the dissolution.

Foreign exchange gain (loss)

The Company translates assets and liabilities of its foreign subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date.  The foreign exchange loss during the six months ended February 28, 2009 is substantially the result of cash infusions made from New Energy Technologies to the Company’s former foreign subsidiary, Octillion Technologies (denominated in Canadian dollars), thereby increasing the intercompany payable on Octillion Technologies’ balance sheet.  As noted above, Octillion Technologies was dissolved, effective December 1, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $4,656,026 through February 28, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its photovoltaic and energy harvesting technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank, which the Company anticipates will be sufficient to fund its operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in the Company’s research and development projects; to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

As of February 28, 2009, the Company had a cash balance of $2,502,290. The Company has financed its operations primarily pursuant to a Securities Purchase Agreement in which the Company received $3,395,955 net proceeds in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $479,027 for the six months ended February 28, 2009, compared to net cash used of $960,164 for the same period in 2008.  The decrease in cash used of $481,137 primarily reflects a decrease in investor relations expense of $507,645, offset by an increase in professional fees of $69,910 as a result of the Company outsourcing its accounting function to third parties, effective September 1, 2008 and a $50,000 severance payment made to Mr. Cucinelli, the Company’s former Chief Executive Officer and President pursuant to his Termination Employment Agreement dated October 15, 2008.

Net cash used in investing activities was $0 for the six months ended February 28, 2009, compared to $2,271 during the same period in 2008.  During the six months ended February 29, 2008, the Company purchased $2,271 of equipment, all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $0 for the six months ended February 28, 2009 compared to $3,395,955 for the same period in 2008.  In February 2008, the Company received net proceeds of $3,395,955 pursuant to a Securities Purchase Agreement.

Securities Purchase Agreement

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors (the “Investors”).

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

Related Party Transactions

Wages and benefits

During the three and six months ended February 28, 2009 the Company incurred $0 and $77,154 in cash wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, the former President and Chief Executive Officer of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.  Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company.  During the three and six months ended February 28, 2009, the Company incurred $40,629 and $67,990 in cash wages and benefits expense for services rendered by Mr. Patel.

Upon Mr. Cucinelli’s resignation as President and Chief Executive Officer of the Company, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of the Employment Termination Agreement.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the six months ended February 28, 2009.

Management fees – related party

During the three and six months ended February 28, 2009, the Company incurred $1,972 and $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company.  Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500.  As a result of Mr. Fabio’s resignation on January 9, 2009, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock were all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the three and six months ended February 28, 2009.

Professional fees

During the three and six months ended February 28, 2009, the Company incurred $7,500 and $15,833 for services rendered by non-employee directors of the Company.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the six months ended February 28, 2009.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the three and six months ended February 28, 2009, the Company recorded stock compensation expense of $15,812 and $31,624 related to stock options granted to non-employee directors, which is included in professional fees.

During the three and six months ended February 28, 2009, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $31,178 and $48,953 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP.  At February 28, 2009, the Company owed SG&G LLP $9,110 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of February 28, 2009, the Company has future minimum lease payments of $4,625 under its corporate office operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3. “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of February 28, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 ____________________

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

New Energy Technologies, Inc.
(Registrant)

April 13, 2009	By: /s/ Meetesh Patel
Meetesh Patel
President, Chief Executive Officer, Chief Financial Officer, Secretary, Director