Form 10-Q
period 2009-05-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2009-07-14
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2009

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1050 Connecticut Avenue NW, 10th Floor	20036
Washington, DC	(Zip Code)
(Address of principal executive offices)

(800) 213-0689
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ Noo.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smallerreporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yeso No☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,754,600 shares of Common Stock, par value $0.001, were outstanding on July 1, 2009.

	NEW ENERGY TECHNOLOGIES, INC.
	(Formerly “Octillion Corp.”)
	FORM 10-Q

	For the Quarterly Period Ended May 31, 2009

	Table of Contents

	PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Consolidated Balance Sheets (Unaudited)		3
Consolidated Statements of Operations (Unaudited)		4
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)		5
Consolidated Statements of Cash Flows (Unaudited)		8
Notes to Consolidated Financial Statements (Unaudited)		9
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations.	19
Item 4T. Controls and Procedures.		27

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Submission of Matters to a Vote of Security Holders.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	28
Signatures
Certifications

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 AND AUGUST 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$2,405,728	$2,992,010
Deferred research and development costs	32,615	140,519
Prepaid expenses and other current assets	1,077	500
Total current assets	2,439,420	3,133,029

Fixed assets, net of accumulated depreciation of $0 and $2,659	-	-

Total assets	$2,439,420	$3,133,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$68,817	$35,331
Accrued liabilities	156,109	156,109
Total current liabilities	224,926	191,440

Commitments and Contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at May 31, 2009 and August 31, 2008	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 57,754,600 shares issued and outstanding at May 31, 2009 and August 31, 2008	57,755	57,755
Additional paid-in capital	7,444,247	10,986,585
Accumulated other comprehensive income	-	10,693
Deficit accumulated during the development stage	(5,287,508)	(8,113,444)
Total stockholders' equity	2,214,494	2,941,589

Total liabilities and stockholders' equity	$2,439,420	$3,133,029

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		May 5, 1998
	May 31,		May 31,		(inception) to
	2009	2008	2009	2008	May 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating (income) expense
Investor relations	12,312	464,700	28,812	988,845	2,168,337
Wages and benefits	40,369	976,975	(3,337,562)	2,902,494	627,898
Management fees - related party	-	-	4,472	-	207,546
Professional fees	50,041	30,705	218,073	130,241	642,599
Research and development	98,868	83,304	179,838	239,557	616,765
Travel and entertainment	1,592	30,007	35,962	91,225	268,608
Other operating expenses	28,300	20,532	58,731	91,817	285,775
Total operating (income) expense	231,482	1,606,223	(2,811,674)	4,444,179	4,817,528

Income (loss) from operations	(231,482)	(1,606,223)	2,811,674	(4,444,179)	(4,817,528)

Other income (expense)
Interest income	-	16,761	7,743	41,364	98,582
Interest expense	-	(180)	(267)	(323)	(11,002)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704	-	59,704
Foreign exchange loss	-	(4,461)	(52,918)	(442)	(79,860)
Payable forgiven	-	-	-	-	30,000
Total other income	-	12,120	14,262	40,599	92,117

Income (loss) from continuing operations	(231,482)	(1,594,103)	2,825,936	(4,403,580)	(4,725,411)

Loss from discontinued operations	-	-	-	-	(162,097)

Net income (loss)	$(231,482)	$(1,594,103)	$2,825,936	$(4,403,580)	$(4,887,508)

Net income (loss) per share:
Continuing operations	$(0.00)	$(0.03)	$0.05	$(0.08)
Discontinued operations	-	-	-	-
	$(0.00)	$(0.03)	$0.05	$(0.08)

Weighted average number of
common shares outstanding:
Basic and diluted	57,754,600	57,457,449	57,754,600	55,367,691

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Comprehensive Income (Loss)
	Preferred Stock		Common Stock		Additional Paid-in Capital				Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$-	9,000,000	$9,000	$(6,000)	$-	$-	$-	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-		10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-		10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-		10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-		10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-		10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock					Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183
per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955
and services at $1.00 per Unit in February 2008

						Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Exercise of Class C Warrants at $0.50	-	-
per share during March 2008			20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55	-	-
per share during May 2008			20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25	-	-
per share during April - May 2008			175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the period	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Stock based compensation	-	-	-	-	48,755	-	-	-	48,755

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net income for the period	-	-	-	-	-	-	2,825,936	2,825,936	2,825,936
Total comprehensive income								$2,815,243

Balance, May 31, 2009	-	$-	57,754,600	$57,755	$7,444,247	$-	$(5,287,508)		$2,214,494

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2009
(Expressed in US Dollars)
(Unaudited)

			Cumulative
	Nine Months Ended May 31,		May 5, 1998
			(inception) to
	2009	2008	May 31, 2009

Cash flows from operating activities
Income (loss) from continuing operations	$2,825,936	$(4,403,580)	$(4,725,411)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	1,288	4,482
Reversal of stock based compensation expense due to forfeiture of stock options	(3,591,093)	-	(3,591,093)
Stock based compensation expense	48,755	2,682,364	3,649,058
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	107,904	-	(32,615)
Increase in prepaid expenses and other current assets	(577)	(3,520)	(1,077)
Increase (decrease) in accounts payable	33,486	(1,154)	68,817
Increase in accrued liabilities	-	135,057	156,109
Increase in accounts payable - related party	-	4,375	30,000
Net cash used in operating activities	(575,589)	(1,585,170)	(4,522,188)

Cash flows from investing activities
Purchase of fixed assets	-	(6,144)	(9,789)
Net cash used in investing activities	-	(6,144)	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net	-	3,635,705	7,337,705
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	3,635,705	6,937,705

Increase (decrease) in cash and cash equivalents	(575,589)	2,044,391	2,405,728

Effect of foreign currency translation	(10,693)	(5,863)	-

Cash and cash equivalents at beginning of period	2,992,010	1,437,876	-

Cash and cash equivalents at end of period	$2,405,728	$3,476,404	$2,405,728

Supplemental disclosure of cash flow information:
Interest paid in cash	$267	$323	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transaction:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$642,980	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009
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

New Energy Technologies, Inc., together with its wholly owned subsidiaries, is an alternative and renewable energy technology developer focused on the identification, acquisition, development, and commercialization of alternative and renewable energy technologies. Among the Company’s current research and development activities is the development of technology to adapt existing home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of moving vehicles to generate electricity.

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Note 2. Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $5,287,508 as of May 31, 2009, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of New Energy Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of May 31, 2009 and August 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and nine months ended May 31, 2009 and 2008 and for the cumulative period from May 5, 1998 (inception) to May 31, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on September 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s consolidated financial statements. In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value. FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 157-4 on June 1, 2009, the beginning of its fourth quarter ended August 31, 2009. The Company does not expect the application of FSP 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its Form 10-K for the year ending August 31, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The company will adopt EITF 07-5 on September 1, 2009, the beginning of its fiscal year 2010. The Company is currently evaluating the potential impact, if any, EITF 07-5 will have on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128,

“Earnings per Share.” FSP EITF 03-06-1 must be adopted for reporting periods beginning after December 15, 2008. 03-06-1 did not have any impact on the Company’s consolidated financial statements. FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

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

During the nine months ended May 31, 2009, stock options and warrants to purchase 4,284,500 shares of common stock with a weighted-average exercise price of $1.23 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

During the three months ended May 31, 2009 and the three and nine months ended May 31, 2008, the Company recorded a net loss. Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive. Excluded from the computation of diluted net loss per share for the three months ended May 31, 2009, because their effect would be anti-dilutive, are stock options and warrants to acquire 4,284,500 shares of common stock with a weighted-average exercise price of $1.23 per share. Excluded from the computation of diluted net loss per share for the three and nine months ended May 31, 2008, because their effect would be anti-dilutive, are stock options and warrants to acquire 5,484,500 shares of common stock with a weighted-average exercise price of $1.35 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the three and nine months ended May 31, 2009 and 2008, basic and diluted net income (loss) per share are the same.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and nine months ended May 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

Numerator - net income (loss )	$(231,482)	$(1,594,103)	$2,825,936	$(4,403,580)

Denominator - weighted average number
of common shares outstanding	57,754,600	57,457,449	57,754,600	55,367,691

Basic and diluted net income (loss) per common share	$(0.00)	$(0.03)	$0.05	$(0.08)

Note 5. Solar Energy Conversion Technology

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

The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2009. However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. The Company is of the opinion that to the extent these funds were not expended they should be refunded to the Company.

During the three and nine months ended May 31, 2009 the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the three and nine months ended May 31, 2008 the Company recorded $78,054 and $234,163 as research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to May 31, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University. In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its right pursuant to Section 9.3 of the Oakland Sponsored Research Agreement, and provided written notice to Oakland University to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended and is included in research and development expense for the nine months ended May 31, 2009. The remaining $120,299 was refunded to the Company in April 2009.

USF Sponsored Research Agreement and Option Agreement

On May 20, 2009, the Company, through it’s wholly-owned subsidiary, New Energy Solar Corporation (“New Energy Solar”), entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”). Pursuant to a Confidential Treatment Order (“CT ORDER”) filed with the SEC, payment terms, scope of work and the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through it’s wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to a CT ORDER filed with the SEC the terms of the USF Option Agreement have not been disclosed.

Note 6. Energy Harvesting Technologies

VERYST Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of technologies for generating electricity from the motion of cars and trucks. The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company. Pursuant to a CT ORDER filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

V2G Letter of Intent

On December 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into a Letter of Intent with V2G Enterprises, LLC (the “V2G Letter of Intent”) to provide development services to produce a roadway embedded kinetic power capture device that harvests energy from vehicles and converts the harvested kinetic energy into useable electricity. Pursuant to the terms of the V2G Letter of Intent, the payment terms and scope of work were to remain confidential. As of May 31, 2009, the scope of work was completed pursuant to the V2G Letter of Intent and all costs incurred to date have been included in research and development expense.

Sigma Design Agreement

On May 1, 2009, the Company entered into a consulting agreement with Sigma Design Company (the “Sigma Design Agreement”) whereby Sigma Design will provide ongoing engineering and product development services relating to the development of technologies for generating electricity from the motion of cars and trucks. The Sigma Agreement may be terminated by either Sigma Design or the Company upon 30 days written notice to the other party. During the three and nine months ended May 31, 2009 the Company recorded $18,847 as research and development expense pursuant to the Sigma Design Agreement.

Note 7. Capital Stock

Preferred Stock

At May 31, 2009 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding. The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

The Class F Callable Warrants are exercisable for a period of three years at an initial exercise price of $1.25 per share beginning on February 12, 2008. The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the warrants, in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Class F Callable Warrants fall under the scope of EITF 07-5 pursuant to which the Class F Callable Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective September 1, 2009, the beginning of the Company’s fiscal year 2010. As of May 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.

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

Note 8. Warrants

As of May 31, 2009, the following warrants were outstanding and exercisable:

(a)	120,000 Class E Warrants which entitle the holders to purchase 120,000 shares of the Company’s common stock at $0.60 each, expiring on April 23, 2010.

(b)	4,014,500 Class F Callable Warrants which entitle the holders to purchase 4,014,500 shares of the Company’s common stock at $1.25, expiring on February 12, 2011. Refer to Note 7. Capital Stock “Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

There were no warrants granted or exercised during the three and nine months ended May 31, 2009.

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

On October 15, 2008, Mr. Cucinelli resigned from the positions of President and Chief Executive Officer of the Company. As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli. Pursuant to Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the nine months ended May 31, 2009.

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

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors. As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock was all forfeited upon his resignation. Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the nine months ended May 31, 2009.

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

On January 9, 2009, Mr. Fabio resigned from the position of CFO. As a result, the stock option granted to Mr. Fabio on September 12, 2008 to purchase 50,000 shares of common stock was all forfeited upon his resignation. Pursuant to Mr. Fabio’s resignation, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the nine months ended May 31, 2009.

A summary of the Company’s stock option activity for the nine months ended May 31, 2009 and related information follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	Number of Options

Outstanding at August 31, 2008	1,350,000	$1.66
Granted	150,000	0.83
Forfeited due to resignation	(1,350,000)	1.63
Outstanding at May 31, 2009	150,000	$1.12	9.12 years	$-

Exercisable at May 31, 2009	10,000	$1.66	8.78 years	$-

Available for grant at May 31, 2009	14,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of 2009 (May 31, 2009 was a Sunday. The last trading day was May 29, 2009) and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on May 31, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

During the three and nine months ended February 28, 2009 the Company recorded stock compensation expense of $13,079 and $48,755 for the amortization of stock options outstanding at May 31, 2009, which is included in professional fees. As of May 31, 2009, the Company had $80,535 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.25 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.85	100,000	9.28	$0.85	—	—	$—
1.66	50,000	8.78	1.66	10,000	8.78	1.66

$0.85 – 1.66	150,000	9.12	$1.12	10,000	8.78	$1.66

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 10. Related Party Transactions

Wages and benefits

During the three and nine months ended May 31, 2009 the Company incurred $0 and $77,154 in cash wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, the former President and Chief Executive Officer of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli. Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company. During the three and nine months ended May 31, 2009, the Company incurred $40,369 and $108,359 in cash wages and benefits expense for services rendered by Mr. Patel.

Upon Mr. Cucinelli’s resignation as President and Chief Executive Officer of the Company, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of the Employment Termination Agreement. As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the nine months ended May 31, 2009.

Management fees – related party

During the three and nine months ended May 31, 2009, the Company incurred $0 and $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company. Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company. Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any. The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500. As a result of Mr. Fabio’s resignation on January 9, 2009, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation. Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the nine months ended May 31, 2009.

Professional fees

During the three and nine months ended May 31, 2009, the Company incurred $7,500 and $23,333 for services rendered by non-employee directors of the Company.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors. Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited. Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the nine months ended May 31, 2009.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000. During the three and nine months ended May 31, 2009, the Company recorded stock compensation expense of $13,079 and $44,703 related to stock options granted to non-employee directors, which is included in professional fees.

During the three and nine months ended May 31, 2009, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $10,960 and $59,913 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP. At May 31, 2009, the Company owed SG&G LLP $7,635 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 11. Subsequent Events

On October 15, 2008, the Company appointed Mr. Meetesh Patel to the positions of President, Chief Executive Officer and Director of the Company. Mr. Patel was appointed to Chief Financial Officer on January 9, 2009. Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant. Subject to earlier termination provisions set forth in the stock option agreement, the stock option will expire 10 years from the date of grant. The stock option vests as follows: (a) 500,000 shares when, to the Board’s satisfaction, all of the following items related the development, production, manufacturing, and sale any of commercially viable product have been successfully executed: (i) completion of final design and/or engineering; (ii) the establishment of manufacturing facilities, whether in-house or outsourced; and (iii) the initial filing of any product safety approval applications, if required, in order to allow for the commercial sale of products by the Company; (b) 500,000 shares upon commencing commercial sales of any of the Company’s products, as reported in the Company's financial statements, whether to retail customers or wholesale customers; (c) 500,000 shares upon achieving $1,000,000 in total cumulative commercial sales of the Company’s products during any six-month period of a fiscal year, as reported in the Company’s financial statements; (d) 500,000 shares when, to the Board’s satisfaction, the Company enters into a favorable business partnership with a third-party commercial organization in the industry segment related to the Company’s product development and sales efforts, under any of the following conditions: (i) product development relationship whereby the third-party partner makes a significant financial investment, as determined at the Board’s discretion, directed towards the development of the Company’s products; or (ii) a product development relationship whereby the third-party partner invests significant research and development resources, as determined at the Board’s discretion, directed towards the development of the Company’s products; or (iii) a strategic partnership with the third-party partner where, as determined at the Board’s discretion, such a partnership provides significant business advantages to the Company which it would otherwise not have, whether related to product development, commercial sales, industry position, or business reputation and (e) as to all 2,000,000 shares if and when a technology or product of the Company is acquired on favorable terms, as determined at the Board’s discretion, by a third party at a price that has been approved by shareholders and the Board, or when the Company or any of its subsidiaries is acquired on favorable terms to the Company, as determined at the Board’s discretion, by a third party at a price that has been approved by shareholders and the Board.

Item 2. Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ended May 31, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2009. However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. The Company is of the opinion that to the extent these funds were not expended they should be refunded to the Company.

During the three and nine months ended May 31, 2009 the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the three and nine months ended May 31, 2008 the Company recorded $78,054 and $234,163 as research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to May 31, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University. In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its right pursuant to Section 9.3 of the Oakland Sponsored Research Agreement, and provided written notice to Oakland University to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended and is included in research and development expense for the nine months ended May 31, 2009. The remaining $120,299 was refunded to the Company in April 2009.

USF Sponsored Research Agreement and Option Agreement

On May 20, 2009, the Company, through it’s wholly-owned subsidiary, New Energy Solar Corporation (“New Energy Solar”), entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”). Pursuant to a Confidential Treatment Order (“CT ORDER”) filed with the SEC, payment terms, scope of work and the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through it’s wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to a CT ORDER filed with the SEC the terms of the USF Option Agreement have not been disclosed.

Energy Harvesting Technologies

VERYST Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of technologies for generating electricity from the motion of cars and trucks. The Veryst Agreement continues until terminated by either Veryst Engineering LLC or the Company. Pursuant to a CT ORDER filed with the SEC, payment terms, scope of work and the terms of the license agreement pursuant to the Veryst Agreement have not been disclosed.

V2G Letter of Intent

On December 4, 2008, the Company, through its wholly-owned subsidiary, Kinetic Energy, entered into a Letter of Intent with V2G Enterprises, LLC (the “V2G Letter of Intent”) to provide development services to produce a roadway embedded kinetic power capture device that harvests energy from vehicles and converts the harvested kinetic energy into useable electricity.

Pursuant to the terms of the V2G Letter of Intent, the payment terms and scope of work were to remain confidential. As of May 31, 2009, the scope of work was completed pursuant to the V2G Letter of Intent and all costs incurred to date have been included in research and development expense.

Sigma Design Agreement

On May 1, 2009, the Company entered into a consulting agreement with Sigma Design Company (the “Sigma Design Agreement”) whereby Sigma Design will provide ongoing engineering and product development services relating to the development of technologies for generating electricity from the motion of cars and trucks. The Sigma Agreement may be terminated by either Sigma Design or the Company upon 30 days written notice to the other party. During the three and nine months ended May 31, 2009 the Company recorded $18,847 as research and development expense pursuant to the Sigma Design Agreement.

Nerve Regeneration Technology

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of the Company’s operating income (expense) for the three and nine months ended May 31, 2009 and 2008 was as follows:

	Three Months Ended				Nine Months Ended
	May 31,		Percentage		May 31,		Percentage
	2009	2008	Change		2009	2008	Change

Operating income (expense)
Investor relations	$12,312	$464,700	(97	) %	$28,812	$988,845	(97	) %
Wages and benefits	40,369	976,975	(96)		(3,337,562)	2,902,494	*
Management fees - related party	-	-	*		4,472	-	*
Professional fees	50,041	30,705	63		218,073	130,241	67
Research and development	98,868	83,304	19		179,838	239,557	(25)
Travel and entertainment	1,592	30,007	(95)		35,962	91,225	(61)
Other operating expenses	28,300	20,532	38		58,731	91,817	(36)
Total operating income (expense)	$231,482	$1,606,223	(86	) %	$(2,811,674)	$4,444,179	*	%

* Not meaningful

Investor Relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purposes of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

The decrease in investor relations is due to the Company focusing on fund raising efforts during the three and nine months ended May 31, 2008 compared to the three and nine months ended May 31, 2009, which required increased company branding and information distribution. The fund raising efforts during the prior year is evidenced by the consummation of the sale of an aggregate of 3,675,000 shares of the Company’s common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 share of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to a Securities Purchase Agreement dated February 8, 2008. Subsequent to the closing of the Securities Purchase Agreement in February 2008 and until October 1, 2008, the Company continued to use an investor relations firm to publicize its technology within the investor community and market place.

Effective October 1, 2008, the Company entered into a one-year Market Access Services Agreement (the “Market Agreement”) with the same investor relations firm that it had previously been utilizing to publicize its technology and increase company recognition and branding. In accordance with the terms of the Market Agreement, the Company pays $1,900 per month for investor and public relations, corporate branding and corporate image services. Accordingly, effective October 1, 2008, the Company does not expect investor relations expense to be as high as it was in previous periods.

Effective April 15, 2009, the Company entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services. In accordance with the terms of the Shareholder Communications Agreement, the Company pays the third party consultant $1,250 per month.

Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company. As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli. As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the nine months ended May 31, 2009. Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance, which is included in wages and benefits for the nine months ended May 31, 2009.

In contrast, during the three and nine months ended May 31, 2008, stock compensation expense of $894,417 and $2,669,882 was recorded in connection with Mr. Cucinelli’s stock option grant.

Upon Mr. Cucinelli’s resignation, on October 15, 2008, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company. During the three and nine months ended May 31, 2009, the Company incurred $40,369 and $108,359 in cash wages and benefits expense for services rendered by Mr. Patel.

Management fees – related party

During the three and nine months ended May 31, 2009, the Company incurred $0 and $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company. Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company. Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any. The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500. As a result of Mr. Fabio’s resignation on January 9, 2009, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation. Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the nine months ended May 31, 2009.

Professional fees

Professional fees primarily consist of accounting, audit, and tax fees, legal fees and non-employee Board fees. Professional fees increased partially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada. Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting, audit and tax fees of approximately $39,000 during the nine months ended May 31, 2009 as compared to the same period of the prior year. Accounting, audit and tax fees decreased approximately $2,500 for the three months ended May 31, 2009 as compared to the same period of the prior year.

Legal fees increased approximately $10,000 during the three months ended May 31, 2009 as compared to the same period in prior year primarily due to the Company utilizing legal counsel to review new research and development and consulting agreements that were entered into during the quarter ended May 31, 2009.

Legal fees decreased approximately $6,300 during the nine months ended May 31, 2009 as compared to the same period in prior year due to the Company undergoing fund raising efforts which resulted in the Company raising aggregate proceeds of $3,675,000 pursuant to a Securities Purchase Agreement dated February 8, 2008.

Non-employee Board fees increased approximately $8,000 and $42,000 during the three and nine months ended May 31, 2009 as compared to the same periods of the prior year. Accounting for approximately $19,000 of the increase during the nine months ended May 31, 2009 compared to the same period in 2008 is attributable to stock compensation expense related to the grant of stock options previously granted to non-employee board members.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member. During the three and nine months ended May 31, 2009, the Company incurred $7,500 and $23,333 for services rendered by non-employee directors of the Company. The Company did not incur any cash fees payable to non-employee Board members during the three and nine months ended May 31, 2008.

Research and development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with UIUC, Oakland University and USF, a development agreement with VERYST Engineering LLC, a letter of intent with V2G Enterprises, LLC and a consulting agreement with Sigma Design. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred, except for prepayments, which are capitalized and amortized over the applicable period.

Research and development expense for the three and nine months ended May 31, 2009 consists substantially of costs incurred pursuant to the Veryst Agreement, V2G Letter of Intent, Sigma Design Agreement, and the Oakland Sponsored Research Agreements. Research and development expense for the three and nine months ended May 31, 2008 consists substantially of costs incurred pursuant to the UIUC Sponsored Research Agreement.

Travel and entertainment

Travel and entertainment decreased during the three and nine months ended May 31, 2009 as compared to the same periods of the prior year primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.

Other operating expenses

Other operating expenses includes rent, marketing, utilities, office supplies, information technology related fees and other administrative costs.

Other operating expenses increased during the three months ended May 31, 2009 as compared to the same period of the prior year primarily due to an increase in marketing and press releases of approximately $18,000. During the three months ended May 31, 2009, the Company announced that it is expanding its product range of MotionPower technologies for harvesting the kinetic energy of moving vehicles to generate electricity. Additionally, the Company has outsourced the enhancement of its website to display the advancement in this technology. Offsetting the increase in marketing and press releases is a decrease in rent expense of approximately $10,200 as the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008. Rent for the Vancouver, Canada administrative office was CAD$3,200 per month.

Other operating expenses decreased during the nine months ended May 31, 2009 as compared to the same period of the prior year primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008. Rent and office supply expense related to the Vancouver office decreased by approximately $31,400 and $18,500, respectively. Offsetting these decreases is an increase in marketing and press releases of approximately $13,000 for the reasons described in the previous paragraph.

Other income (expense)

A summary of the Company’s other income (expense) for the three and nine months ended May 31, 2009 and 2008 was as follows:

	Three Months Ended				Nine Months Ended
	May 31,		Percentage		May 31,		Percentage
	2009	2008	Change		2009	2008	Change

Other income (expense)
Interest income	$-	$16,761	(100	) %	$7,743	$41,364	(81	) %
Interest expense	-	(180)	(100)		(267)	(323)	(17)
Gain on dissolution of foreign subsidiary	-	-	*		59,704	-	*
Foreign exchange loss	-	(4,461)	(100)		(52,918)	(442)	*
Total other income	$-	$12,120	(100	) %	$14,262	$40,599	(65	) %

* Not meaningful

Interest income

Interest income decreased during the three and nine months ended May 31, 2009 as compared to the same periods in the prior year primarily due to the closing of the administrative office in Vancouver, British Columbia, Canada. As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

Gain on dissolution of foreign subsidiary

Octillion Technologies Limited (“Octillion Technologies”) provided administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, the Company dissolved Octillion Technologies and eliminated all intercompany balances. In accordance with SFAS No. 52, “Foreign Currency Translation”, the Company recorded a gain on its investment in Octillion Technologies equal to the accumulated other comprehensive income at December 1, 2008, the time of the dissolution.

Foreign exchange loss

The Company translates assets and liabilities of its foreign subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date. The foreign exchange loss during the nine months ended May 31, 2009 is substantially the result of cash infusions made from New Energy Technologies to the Company’s former foreign subsidiary, Octillion Technologies (denominated in Canadian dollars), thereby increasing the intercompany payable on Octillion Technologies’ balance sheet. As noted above, Octillion Technologies was dissolved, effective December 1, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $4,887,508 through May 31, 2009. Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its photovoltaic and energy harvesting technologies and expands. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank. At May 31, 2009, the Company had a cash and cash equivalents balance of $2,405,728. The Company has financed its operations primarily pursuant to a Securities Purchase Agreement in which the Company received net proceeds of $3,395,955 in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $575,589 for the nine months ended May 31, 2009, compared to net cash used of $1,585,170 for the same period in 2008. The decrease in cash used of $1,009,581 primarily reflects decreases in investor relations expense of $960,033 and research and development of $59,719.

Net cash used in investing activities was $0 for the nine months ended May 31, 2009, compared to net cash used of $6,144 during the same period in 2008. During the nine months ended May 31, 2008, the Company purchased $6,144 of equipment, all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $0 for the nine months ended May 31, 2009 compared to net cash provided by of $3,635,705 for the same period in 2008. In February 2008, the Company received net proceeds of $3,395,955 pursuant to a Securities Purchase Agreement. During March, April and May 2008, the Company received $239,750 from the exercise of Class C, Class D, and Class F warrants.

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

Related Party Transactions

Wages and benefits

During the three and nine months ended May 31, 2009 the Company incurred $0 and $77,154 in cash wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, the former President and Chief Executive Officer of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli. Upon Mr. Cucinelli’s resignation, the Company simultaneously appointed Mr. Meetesh Patel as the President, Chief Executive Officer and Director of the Company. During the three and nine months ended May 31, 2009, the Company incurred $40,369 and $108,359 in cash wages and benefits expense for services rendered by Mr. Patel.

Upon Mr. Cucinelli’s resignation as President and Chief Executive Officer of the Company, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of the Employment Termination Agreement. As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the nine months ended May 31, 2009.

Management fees – related party

During the three and nine months ended May 31, 2009, the Company incurred $0 and $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company. Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of the stock option agreement between the CFO and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the CFO ceases to serve as a consultant to the Company. Upon termination of such service, the CFO will have a specified period of time to exercise vested stock options, if any. The fair value of the 50,000 stock options granted was estimated at $0.71 each, for a total of $35,500. As a result of Mr. Fabio’s resignation on January 9, 2009, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation. Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 and is included in management fees – related party for the nine months ended May 31, 2009.

Professional fees

During the three and nine months ended May 31, 2009, the Company incurred $7,500 and $23,333 for services rendered by non-employee directors of the Company.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors. Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited. Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the nine months ended May 31, 2009.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000. During the three and nine months ended May 31, 2009, the Company recorded stock compensation expense of $13,079 and $44,703 related to stock options granted to non-employee directors, which is included in professional fees.

During the three and nine months ended May 31, 2009, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $10,960 and $59,913 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP. At May 31, 2009, the Company owed SG&G LLP $7,635 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of May 31, 2009, the Company has future minimum lease payments of $2,900 under its corporate and other office operating leases. In addition, the Company has future payments totaling $7,600 pursuant to the Market Agreement entered into on October 1, 2008 and $13,125 pursuant to a one-year Shareholder Communications Services Agreement entered into on April 15, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3. “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of May 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

_________________

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Energy Technologies, Inc.
(Registrant)

July 14, 2009	By: /s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Chief Financial Officer, Secretary, Director