Form 10-K
period 2009-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2009-12-15
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

            ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3905 National Drive, Suite 110	20866
Burtonsville, Maryland	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 27, 2009 (February 28, 2009 was a Saturday) as reported on the OTC Bulletin Board was $7,044,900.

As of December 10, 2009, there were 58,600,600 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2009, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Item 1.  Business

Description of Business

New Energy Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.

KEC was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities.

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

Since inception, the Company has been a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies initially in the biotech and subsequently in the alternative energy sectors. However, commencing in August 2007 with the spinoff of the Company’s then wholly-owned subsidiary, MicroChannel Technologies Corporation, the Company elected to focus all of its resources on alternative energy technologies.  Accordingly, effective December 2, 2008 the Company changed its name to “New Energy Technologies, Inc.” so as to more accurately reflect its focus on alternative energy technologies.  The Company’s strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

The Company is a development stage company; the Company has not generated any revenues since inception and it does not expect to generate any revenues for the foreseeable future. The Company has incurred losses since inception. The Company’s independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

The Company conducts its current operations through its two wholly-owned subsidiaries:

•         KEC; and

•         New Energy Solar

The Company’s strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

The Company is currently focusing its development efforts on two technologies, namely:

•         MotionPower™ Technology for capturing the kinetic energy of moving vehicles in order to use this captured energy to generate electricity; and

•         SolarWindow™ Technology which enables transparent glass windows to generate electricity by coating their glass surfaces with the world’s smallest known solar cells.

The Company has filed nine new patent applications for inventions related to its MotionPower™ Technology and, currently has two active trademark registrations in progress, “MotionPower™” Technology and “SolarWindow™” Technology. Currently, all of the Company’s patent applications are pending. There is no assurance that such patent applications can or will be successfully prosecuted.

The Company does not currently have any commercial products and there is no assurance that the Company will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

Ultimately, the Company plans to market MotionPower™ Technology and/or SolarWindow™ Technology products, if any, subject to receiving any requisite regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. The decision as to which method or methods of commercialization the Company will pursue will depend on various factors including, but not limited to, its financial resources at the time, manufacturing costs, market acceptance of the product(s), and competing technologies or products at the time.

The Company believes that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of its products and enabling the Company to avoid expending significant funds for development of a large sales and marketing organization. Currently no such products or arrangements exist, nor can the Company currently project with any degree of accuracy when, if ever, such products or arrangements may exist.  If the Company does not ultimately commercialize products derived from its MotionPower™ Technology and/or SolarWindow™ Technology it will not generate revenues from its operations as currently conducted.

MotionPower™ Technology

The Company is developing MotionPower™ as a device which captures the kinetic energy of moving vehicles and uses this captured energy to generate electricity.

All vehicles in motion possess kinetic energy. Kinetic energy refers to the energy of motion, and is best described as the extra energy an object possesses due to its motion, such as the energy observed when a ball is thrown or kicked or when a cyclist no longer needs to pedal a bike in order to continue forward motion.

The amount of kinetic energy a vehicle possesses is based upon the vehicle’s speed and weight. The faster the vehicle is moving and the heavier it is, the more kinetic energy it possesses.  When a moving vehicle slows down, it wastes some of its kinetic energy in the process of braking. It is this wasted energy which the Company is seeking to recapture. Accordingly, for the Company’s MotionPower™ Technology device to effectively harvest a vehicle’s kinetic energy, the vehicle must be in the process of slowing down.

The Company’s MotionPower™ Technology device functions as an energy harvester, and may be considered an “external regenerative brake” which helps a vehicle slow down.  The Company’s MotionPower™ Technology captures and converts the vehicle’s wasted kinetic energy into useful electricity rather than allowing that energy be wasted as brake heat.

Engineers anticipate installing MotionPower™ devices, currently under development, at high traffic locations wherever vehicles are required to slow down or stop.  Everyday, millions of vehicles slow or come to a stop at toll booths, traffic intersections, rest areas, travel plazas, border crossings, neighborhoods with traffic calming zones, parking sites, and drive-thrus and other roadway points. The Company hopes to target such locations as possible installation sites for its MotionPowerTM devices.

To date, the Company has engineered, designed, and produced several MotionPower™ Technology prototype devices.  The Company has already completed durability tests of a MotionPower™ Technology prototype device at:

  a Burger King® franchise drive-thru in Hillside, New Jersey;
  the Four Seasons Hotel, Washington, DC; and,
  the Holiday Inn Express® in Baltimore, Maryland.

Development of the MotionPower™ Technology

The Company is developing its MotionPower™ Technology through KEC, the Company’s wholly-owned subsidiary.  All of the Company’s research, development and design activities are conducted through contractual arrangements with third party providers. KEC has entered into a number of consulting agreements with third party engineering firms relating to the development of its MotionPower™ Technology and the MotionPower™ Technology prototype devices.

On November 4, 2008, KEC entered into an engineering consulting agreement with VERYST Engineering, LLC (the “Veryst Agreement”), relating to the development of a car and truck energy harvester. Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement. The Company’s request was granted on November 25, 2008.

On May 1, 2009, KEC entered into an engineering consulting agreement with Sigma Design Company, LLC (the “Sigma Design Agreement”) to provide engineering and product development services relating to the development of technologies for generating electricity from the motion of cars and trucks. The Sigma Agreement may be terminated by either Sigma Design or the Company upon 30 days written notice to the other party.

The Company intends to continue to engage, in the course of its ordinary business operations, independent consultants as required to advance its research and development of the MotionPower™ Technology and its MotionPower™ Technology prototype device.

Patents, Intellectual Property and Licensing Related to the MotionPower™ Technology

Through KEC, the Company has filed nine (9) patent applications related to its MotionPower™ Technology (collectively, the “MotionPower™ Patents”).  The MotionPower™ Patents are directed to devices and methods for capturing energy from moving vehicles.  Each of the MotionPower™ Patents applications has been filed in the name of the individual inventors.  Each of the inventors has assigned and transferred to KEC, the full and exclusive right to these inventions in the United States of America, its territories, dependencies and possessions and the entire right, title and interest in and to any patents which may be granted therefore in the United States of America, its territories, dependencies and possessions, and in any and all foreign countries, and to any and all divisions, reissues, continuations, conversions and extensions thereof for the full term or terms for which the same may be granted.

The Company also has an active trademark registration in progress, “MotionPower™” Technology.

In addition, under each of the Sigma Design Agreement and Veryst Agreement, all prototypes, technologies, intellectual property, and products developed are owned by KEC.  In connection therewith, the Company intends to file such patent and trademark applications as it deems appropriate.

Currently all of the Company’s patent applications are pending. There is no assurance that such patent applications can or will be successfully prosecuted.

How the MotionPower™ Technology Works

The Company is developing two applications of its MotionPower™ Technology as follows:

The MotionPower™-Auto technology is designed to be installed in locations where cars and light trucks are required to reduce their speed, thus ensuring that the system only makes use of vehicle energy that would be required to slow down and does not ‘rob’ vehicles of energy they would otherwise use to accelerate.  Drivers pass over the MotionPower™-Auto device, and mechanically depress levers embedded in the device, which capture the energy of the slowing vehicle; drivers experience a sensation similar to the feeling of passing over a conventional speed bump, while the kinetic energy captured from the moving vehicle is creatively converted into electricity, using novel methods currently under ongoing development and refinement by engineers.

The MotionPower™-Heavy technology is designed to generate electricity from the movement of heavy trucks, buses, and long haul rigs.  Engineers envision that the MotionPower™-Heavy device, once developed, could be installed at truck stops, weigh scales, commercial ports of entry, and shipping sites.  The Company’s proprietary MotionPower™-Heavy technology is a fluid-based system, uniquely capable of drawing energy from vehicles without jarring their payload or creating passenger discomfort.  Drivers pass over the MotionPower™-Heavy device and depress fluid-based systems embedded in the device, which capture the energy of the slowing vehicle; drivers experience a sensation similar to the feeling of smoothly slowing down when softly applying conventional brakes, while the kinetic energy captured from the moving vehicle is creatively converted into electricity, using novel methods currently under ongoing development and refinement by engineers.

The MotionPower™-Auto and MotionPower™-Heavy technologies generate electricity by creatively capturing and converting the vehicles’ excess kinetic rolling energy. Kinetic energy is present in a moving vehicle, much like the energy present in a bicycle, which may sometimes continue to ‘roll’ even though it’s no longer being pedaled by the rider.

Testing of the MotionPower™ Technology

The Company has conducted durability field tests of its MotionPower™-Auto technology for generating electricity from the kinetic energy of moving vehicles.  These field tests were conducted at a BurgerKing® franchise drive-thru in Hillside, New Jersey, the Four Seasons Hotel in Washington, DC, and the Holiday Inn Express® in Baltimore, Maryland.  These tests were undertaken as part of the Company’s ongoing research and development of its MotionPower™ Technology, and were conducted in order to evaluate the ‘real-world’ functionality of the design, user response, and durability of materials used in the tested prototype. The Company anticipates further field tests as development of its MotionPower™ technology is advanced.

Market Overview of the MotionPower™ Technology

The Company believes that a market opportunity exists for its MotionPower™ technology, capable of capturing the wasted kinetic energy of moving cars to generate electricity.  Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources.

Global energy consumption is expected to double from 2003 to 2030, according to the Energy Information Administration (EIA), and domestic electricity prices have been rising as a consequence of the cost of conventional fuels for electricity generation and looser pricing caps in some states.

America is the world’s largest consumer of electricity, according to the U.S. Energy Information Administration, with nearly 70% of the nation’s electricity generated by coal and natural gas. The environmental impact and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, illustrate the need for more creative, sustainable methods for generating electrical power.

There are an estimated 251 million registered vehicles in the United States (US Bureau of Transportation Statistics) which, according to the Environmental Protection Agency, drive more than 6 billion miles every day.  The Company is working towards the development of MotionPower™ Technology devices which can be installed at various roadway sites where they are able to harvest the kinetic energy produced by these moving vehicles and use that captured energy in order to generate electricity.

Currently, there are no commercially marketed vehicle energy harvesting devices available for sale in the United States and there is no formally recognized vehicle energy harvesting industry.  It is, therefore, impossible to definitively quantify the commercial size of the vehicle energy harvesting market.  Energy industry analyst, Raghu Das, CEO of IDTechEx, a technology industry analytics firm, has recently estimated that the global market for energy harvesting technologies will exceed $4 billion by 2019 (Source: Global Market For Energy Harvesting Technologies To Exceed $4B By 2019; Aerospace Online; July 17, 2009).

Government Regulation of the MotionPower™ Technology

The MotionPower™ Technology may be subject to certain government regulations. The Company’s ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing the Company’s research and development processes, as well as approval, manufacture and marketing of any products derived from such research and development activities.

The production, marketing, and installation of the Company’s MotionPower™ Technology products, currently under development, may be construed by regulatory agencies as a new technology for roadway implementation, which, accordingly, could be subject to existing safety regulations and may be subject to yet unknown regulations.

Current safety requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration (OSHA) regulations, National Electrical Code (NEC) as approved as an American National Standard by the American National Standards Institute (ANSI) or ANSI/NFPA-70, certification by Underwriters Laboratories (UL) and the Society of Automotive Engineers (SAE), and compliance with local roadway safety legislation. These regulations are subject to change, and the Company’s ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of the Company’s MotionPower™ technology evolves.

Sales and Marketing of the MotionPower™ Technology

Ultimately, the Company plans to market MotionPower™ Technology products, if any, subject to receiving any requisite regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. No such arrangements presently exist. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and enable it to avoid expending significant funds to develop a large sales and marketing organization.

Competition Against the MotionPower™ Technology

Currently, there are no commercially marketed vehicle energy harvesting devices available for sale in the United States and there is no formally recognized vehicle energy harvesting industry.  To the best of the Company’s knowledge, at current, the MotionPower™ Technology does not face any substantive, direct competition from any commercially available vehicle energy harvester.

The Company anticipates, however, that competition could grow if first-generation energy harvesting technologies designed to capture human kinetic energy and other such small-scale devices begin to gain commercial acceptance; such devices could potentially be re-engineered to capture the kinetic energy of moving vehicles.

Other than the Company’s efforts, there are only two, small, privately-held companies developing vehicle energy harvesters. Unlike the Company’s MotionPower™ Technology for cars, light trucks, and heavy long-haul vehicles, these other technologies appear primarily directed to heavy trucks only.

•         AEST Incorporated – is purportedly developing its “Dragon Power Station” technology for installation where heavy trucks drive over a series of plates embedded in the roadway. The motion of the plates creates a pumping action of hydraulic fluids which subsequently turn a generator, ultimately producing electricity. To-date there is only one publicly-disclosed Dragon Power Station installation; and

•         KinergyPowerUSA – is purportedly developing its “Energy Carpet” technology for installation where heavy trucks drive over a series of slats.  A number of underlying, interconnected micro-sized pistons pump hydraulic fluids to turn a generator, ultimately producing electricity.  To-date, there are no publicly-disclosed Energy Carpet installations.

The foregoing information regarding each of AEST Incorporated and KinergyPower USA was obtained from their respective web sites.

These companies’ systems rely on the transfer of vehicle weight to hydraulically pump fluids to electrical generators. The Company believes these methods are substantially different from its MotionPower™ Technology which makes use of otherwise wasted kinetic energy when cars and trucks slow down, and, as such, the Company does not consider either company to pose a direct competitive threat to its MotionPower™ Technology.

The Company’s commercial success will depend on its ability and the ability of its sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution.

There can be no assurance new competitors will not succeed in developing products that are more effective than the Company’s MotionPower™ Technology, therefore rendering the Company’s products, if any, obsolete and non-competitive. Accordingly, in addition to the Company’s product development efforts, it has undertaken a public relations/advertising program designed to establish the Company’s “brand” name recognition early on in its corporate development; the Company intends to continue to develop and market its brand name pending commercialization of its MotionPower™ Technology products, if ever successfully developed. The Company believes its strategy ultimately will facilitate the marketing, distribution and public acceptance of its MotionPower™ Technology products, if and when safety approvals are received.

Competition with respect to the Company’s technologies is and will be based, among other things, on safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of the Company’s competitive products.  Accordingly, the speed with which the Company can develop its MotionPower™ Technology devices, complete regulatory approval processes and ultimately supply commercial quantities of products to the market is expected to be an important competitive factor. The Company’s competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technology development and commercial sales.

SolarWindow™ Technology

The Company is developing its SolarWindow™ Technology by coating glass surfaces with the world’s smallest known solar cells to produce transparent glass windows capable of generating electricity for application in homes, offices, and commercial buildings.

America is the world’s largest consumer of electricity, according to the U.S. Energy Information Administration, with nearly 70% of the nation’s electricity generated by coal and natural gas. The environmental impact and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, illustrate the need for more creative, sustainable methods for generating electrical power.

Terminated Research Agreements

UIUC Sponsored Research Agreement

On August 25, 2006, through its wholly-owned subsidiary, Sungen, the Company entered into the UIUC Sponsored Research Agreement with UIUC, and initiated its development of a transparent glass window capable of generating electricity by layering silicon nanoparticles with photovoltaic properties onto glass.  The goal of the UIUC Sponsored Research Agreement was the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure. The UIUC Sponsored Research Agreement was amended on July 23, 2007,so as to require the Company to  provide an additional $203,617 to the previously amount of $219,201 for a total of $422,818, to UIUC in order to accelerate the development of the UIUC Silicon Nanoparticle Energy Technology.

The UIUC Sponsored Research Agreement expired on August 22, 2008.  At that time the Company was of the view that the results of the research and development activities in connection with the UIUC Silicon Nanoparticle Energy Technology did not warrant further expenditure of funds.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into the Oakland Sponsored Research Agreement with Oakland University to continue the Company’s development of transparent solar glass windows capable of generating electricity.  The initial term of the Oakland Sponsored Research Agreement was two years with an option on the Company’s part to terminate the agreement on an earlier date. Researchers at Oakland University undertook efforts on the Company’s behalf to identify new and novel methods to apply silicon nanoparticles with photovoltaic properties onto glass substrates.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In February 2009, the Company decided that it was in the Company’s best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised the Company’s right to terminate the Oakland Sponsored Research Agreement. As of the termination date, only $20,220 of the $140,519 initially advanced to Oakland University had been expended.  The remaining $120,299 was refunded to the Company in April 2009.

Current Research Agreements

The Company’s SolarWindow™ Technology research and development efforts are being conducted pursuant to the USF Sponsored Research Agreement entered into between the Company’s wholly-owned subsidiary, New Energy Solar, and the University of South Florida Board of Trustees (“USF”) on May 20, 2009.

Researchers at USF are working to develop the Company’s SolarWindow™ Technology which enables transparent glass windows to generate electricity by coating their glass surfaces with ultra-small, functional solar cells. These solar coatings are less than 1/10th the thickness of conventional ‘thin’ films and make use of the world’s smallest functional solar cells, shown to successfully produce electricity in a published peer-reviewed study in the Journal of Renewable and Sustainable Energy of the American Institute of Physics (J. Lewis, J. Zhang and X. Jiang, Journal of Renewable and Sustainable Energy, 1, 1301, January 2009).

The Company’s SolarWindow™ Technology, currently under development, makes use of ultra-small solar cells which measure less than ¼ the size of a grain of rice and are fabricated using environmentally-friendly hydrogen-carbon based materials. These ultra-small solar cells allow for fabrication of solar arrays – a collection of multiple solar cells - on a broad range of substrate materials such as glass, plastic, and even paper. Made of natural polymers which can be dissolved into liquid for easy application, these ultra-small solar cells do not require expensive and complicated high-temperature or high-vacuum production techniques common to other solar coatings.

Currently available solar cells are largely made of silicon wafers, an expensive and brittle material that can limit their commercial usability. Other newer generation, lower cost flexible thin film solar materials such as amorphous silicon, copper-indium-gallium-selenide, and cadmium telluride often require high-vacuum and high-temperature production techniques, and are many times thicker than the ultra-small solar cells used in the Company’s SolarWindow™ Technology. This generally limits the application of such thin films primarily to stainless steel, an expensive substrate material with limited prospects of delivering transparency.

The Company’s SolarWindow™ Technology, currently under development, uses an organic solar array which achieves transparency through the creative use of conducting polymers, naturally occurring materials which conduct electricity and  have the same desirable electrical properties as the world’s most commercially popular semiconductor, silicon, yet have a better capacity to ‘optically absorb’ photons from light and generate electricity.

The optical absorption properties of the Company’s SolarWindow’s™ Technology ultra-small solar cells enable development of an ultra-thin film, only 1/1000th the thickness of a human hair, or 1/10th of a micrometer. Conventional thin films are exponentially thicker, measuring several micrometers thick and inhibiting transparency. In photovoltaic applications such as see-thru windows, where transparency is a primary concern, today’s thin film solar cells simply cannot be utilized to produce a transparent solar window for application in homes, offices, and commercial buildings.

Unlike other solar technologies, the ultra-small solar cells exclusive to the Company’s SolarWindow™ Technology generate electricity not only from the visible light spectrum found in sunlight but also by using the visible light found in artificial light, such as fluorescent lighting typically installed in offices and commercial buildings. Commercially, while the majority of today’s solar cells can only be installed where direct sunlight is available, researchers anticipate that the Company’s SolarWindow™ Technology ultra-small solar cells can be installed anywhere that direct sunlight or artificial lighting such as fluorescent systems emit visible light.

On June 24, 2009, the Company announced findings of USF researchers who, in a series of experiments repeatedly tested the Company’s SolarWindow’s™ Technology ultra-small solar cells on a 1”x1” substrate against today’s popular solar materials for their capacity to produce electricity under varying artificial light conditions, mimicking the levels of light exposure in homes and commercial offices. In every case, these ultra-small solar cells outperformed all of the conventional materials tested.

The Company does not currently have a commercial product and there is no assurance that it will be able to successfully design, develop, manufacture, or sell any commercial product in the future.

Development of the SolarWindow™ Technology

Under terms of the USF Sponsored Research Agreement, the Company has agreed to provide financial support for the project, “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”). Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms, scope of work under the USF Sponsored Research Agreement. The Company’s request was granted on June 11, 2009. Accordingly, these terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms, scope of work under the USF Option Agreement. The Company’s request was granted on June 11, 2009. Accordingly, these terms of the USF Option Agreement have not been disclosed.

The USF SolarWindow™ Technology research is conducted in approximately 1,000 square feet of laboratory facilities (University of South Florida, Physics Department, SCA 421, 4202 E. Fowler Avenue, Tampa, Florida 33620-5700) provided by USF under the USF Sponsored Research Agreement. The cost of the facilities is included in the budget under the Company’s Sponsored Research Agreement.

Market Overview of the SolarWindow™ Technology

The Company believes that a significant market opportunity exists for its SolarWindow™ Technology, which enables transparent glass windows to generate electricity by coating their glass surfaces with the world’s smallest known solar cells.  Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources.

Global energy consumption is expected to double from 2003 to 2030, according to the Energy Information Administration (EIA), and domestic electricity prices have been rising as a consequence of the cost of conventional fuels for electricity generation and looser pricing caps in some states.

America is the world’s largest consumer of electricity, according to the U.S. Energy Information Administration, with nearly 70% of the nation’s electricity generated by coal and natural gas. The environmental impact and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, illustrate the need for more creative, sustainable methods for generating electrical power.

The Company believes that the commercial opportunity to install transparent glass windows capable of generating electricity in homes and commercial buildings is significant.  There are nearly 5 million commercial buildings in America, according to the Energy Information Administration, and more than 80 million single detached homes.

Competition Against the SolarWindow™ Technology

Competition in the solar-photovoltaics industry is growing.  Although the Company is not aware of other products substantially similar to the Company’s SolarWindow™ Technology product under development, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), titanium dioxide, and copper indium diselenide, and others.  Given the benefit of time, investment, and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than the Company’s SolarWindow™ Technology product, currently under development.

The Company faces competition from many companies, major universities and research institutions in the United States and abroad. Many of the Company’s competitors have substantially greater resources, experience in conducting research, obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities. The Company will face competition from companies marketing existing products or developing new products which may render the Company’s technologies obsolete. The description of the products and technologies being developed or marketed by the Company’s competitors listed below have been taken from publicly available documents or reports filed by these companies:

•         Konarka Technologies, Inc. - is focused on the development and advancement of nano-enabled polymer photovoltaic materials that are lightweight, flexible and more versatile than traditional solar materials;

•         XsunX, Inc. - develops and markets proprietary Thin Film Photovoltaic  (TFPV) solar cell designs and core solar cell manufacturing systems, enabling   licensees to manufacture TFPV solar  devices on various  substrates;

•         United Solar Ovonic - uses a unique manufacturing process to produce amorphous-silicon (a-Si) based thin-film solar modules; United Solar Ovonic is a wholly owned subsidiary of Energy Conversion Devices, Inc.;

•         Sharp Corporation - has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer); and

•         DuPont - is a leading materials supplier to the Photovoltaic (PV) industry, with more than 20 years of experience in PV materials development, applications know-how, manufacturing expertise and global market access, and offers a broad and growing portfolio of films, resins for encapsulants, encapsulant films, and conductive pastes.

                These companies may have numerous competitive advantages, including:

•         significantly greater name recognition;

•         established distribution networks;

•         more advanced technologies and product development;

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

The Company’s commercial success will depend on its ability and the ability of its sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution.

There can be no assurance that competitors will not succeed in developing products that are more effective than the Company’s SolarWindow™ technology, therefore rendering the Company’s products obsolete and non-competitive. Accordingly, in addition to the Company’s research and development efforts, it has undertaken a public relations/advertising program designed to establish its “brand” name recognition early on in its corporate development; the Company intends to continue to develop and market its brand name pending commercialization of  products, if any, it may derive from its research and development efforts. The Company believes its strategy ultimately will facilitate the marketing, distribution and public acceptance of any products the Company may derive from its research and development efforts if and when regulatory approval is received.

Competition with respect to the Company’s technologies is and will be based, among other things, on safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of the Company’s competitive products.  Accordingly, the speed with which the Company can develop its SolarWindow™ products, complete safety approvals processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company’s competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Government Regulation of the SolarWindow™ Technology

The Company’s SolarWindow™ Technology may be subject to certain government regulations.  The Company’s ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing the Company’s research and development processes, as well as approval, manufacture and marketing of any products derived from such research and development activities.

The production and marketing of the Company’s SolarWindow™ Technology products, currently under development, involves the development and implementation of new technologies which are subject to existing safety regulations and may be subject to yet unknown regulations.

Current safety requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration (OSHA) regulations, National Electrical Code (NEC) as approved as an American National Standard by the American National Standards Institute (ANSI) or ANSI/NFPA-70, certification by Underwriters Laboratories (UL) and the Society of Automotive Engineers (SAE), and compliance with local roadway safety legislation and building codes.  These regulations are subject to change, and the Company’s ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of the Company’s SolarWindow™ technology evolves.

Sales and Marketing of the SolarWindow™ Technology

Ultimately, the Company plans to market SolarWindow™ products, if any, subject to obtaining any requisite regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. No such arrangements presently exist. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and enable it to avoid expending significant funds to develop a large sales and marketing organization.

Patents, Intellectual Property and Licensing Related to the SolarWindow™ Technology

The SolarWindow™ Technology is subject to two patent applications filed by USF (the “USF Patent Applications”).  The Company also has an active trademark registration in progress, “SolarWindow™” Technology. Currently all of the Company’s patent applications are pending. There is no assurance that such patent applications can or will be successfully prosecuted.

The Company’s success is dependent in part on it obtaining, if warranted, an exclusive license from USF to market the SolarWindow™ Technology.  The receipt of any such license is contingent on successful early stage research, which the Company is funding.

The receipt of an exclusive license to market the SolarWindow™ Technology is also contingent on fulfilling the terms and conditions set forth in the USF Sponsored Research Agreement.  The Company will need to reach agreement with respect to, among other things, licensing fees, reimbursement of patents costs, royalty rates, sub-licensing fees, and agreement to USF’s out-of-pocket expenses.  The Company may not be successful in negotiating an exclusive license with USF.  Failure to obtain an exclusive license, if warranted, will materially adversely affect the Company’s operations.

If the Company is successful in negotiating an exclusive license agreement, it may not be able to make required cash payments, if any, when due or achieve other requirements. If the Company does not, it will risk the loss of its license and its right to develop and market products, if any, derived from the SolarWindow™ Technology, the loss of which will have a material adverse effect on the business and may require the Company to substantially curtail its operations.

The Company may not retain all rights to developments, inventions, patents and other proprietary information resulting from any collaborative arrangements, whether in effect as of the date hereof or which may be entered into at some future time with third parties. As a result, the Company may be required to license such developments, inventions, patents or other proprietary information from such third parties, possibly at significant cost to the Company. The Company’s failure to obtain any such licenses could have a material adverse effect on the business, financial condition and results of the Company’s operations. In particular, the failure to obtain a license could prevent the Company from using or commercializing its technology.

The Company’s ability to compete effectively depends in part, on its ability to maintain the proprietary nature of its technologies, which includes the ability to license patented technology or obtain, protect and enforce new patents on its technology and to protect its trade secrets. Since the Company has not yet obtained a license to the SolarWindow™ Technology, it is not clear what rights, if any, it may have under the USF Patent Applications.

If the Company cannot directly pursue others from infringing on the USF Patent Applications, it will need to rely on USF, as the case may be, to do so.  USF, as the case may be, may not devote the resources that may be required in any such effort to preclude others from infringing on their respective patents or other proprietary rights which may be related to the SolarWindow™ Technology. Even if the Company does obtain a license to the SolarWindow™ Technology, it cannot rely on the USF Patent Applications to provide it with any significant competitive advantage. Others may challenge the USF Patent Applications and, as a result, the USF Patent Applications could be narrowed, invalidated or rendered unenforceable. Competitors may develop competitive products that may be outside the scope of protection, if any, afforded by the USF Patent Applications.

Even if the Company exercises its right under the USF Option Agreement to exclusively license the technology underlying the USF Technology from USF, the University of South Florida Research Foundation retains ownership of patents related to the USF Technology along with future patents which may be filed during the course of developing the USF Technology, and further retains ownership of products which may be developed from the USF Technology.  The Company has not elected to exercise its right to license any patents at this time, and there can be no assurance that it will elect to do so in the future.

In addition, any future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, it may take years to obtain the approval (or rejection) of patent applications. The validity or enforceability of a patent after its issuance by the Patent and Trademark Office can be challenged in litigation.  The patents protecting the Company’s products may be infringed or successfully avoided through design innovation.  The cost of patent litigation may be substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment or permission of the patent owner.

The USF Option Agreement is the only agreement currently in effect for in-licensing patents related to the Company’s SolarWindow™ Technology.  Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms, scope of work under the USF Option Agreement. The Company’s request was granted on June 11, 2009. Accordingly, these terms of the USF Option Agreement have not been disclosed.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with UIUC, Oakland University and USF, a development agreement with VERYST Engineering LLC, a consulting agreement with Sigma Design and agreements with other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense for the years ended August 31, 2009 and 2008 were $323,848 and $248,272.

Employees

As of August 31, 2009, the Company has one employee, Mr. Meetesh V. Patel, the Company’s President, Chief Executive Officer, and Chief Financial Officer.

Item 2.  Properties

The Company’s corporate office is located at 3905 National Drive, Suite 110, Burtonsville, Maryland 20866. Currently, the offices are being provided to the Company on a rent free basis by MVP Law Group, P.A., of which the Company’s Chief Executive Officer and President is a founder and managing attorney. The Company entered into a one year sublease agreement with MVP Law Group, P.A., effective December 1, 2009, with respect to this office space. The Company will pay MVP Law Group, P.A. $900 per month for this office space.

The Company also maintains an office at 1050 Connecticut Ave NW, 10th Floor, Washington, DC 20036. The Company has a one year lease, which began September 22, 2008.  The lease automatically renews on the anniversary date but the Company may terminate by giving written notice to the landlord not less than ninety (90) days prior to the end of any extension or renewal period.  The rent for the office in Washington, DC is $275 per month plus tax and variable charges. Pursuant to the lease terms, the Company is provided with a bundle of services, including, but not limited to, reception, phone and mail service for one gross price.

The Company also maintains an office at 8875 Hidden River Parkway, Suite 300, Tampa, FL 33637. The Company has a one year lease, which began on February 16, 2009. The lease automatically renews on the anniversary date but the Company may terminate by giving written notice to Landlord not less than sixty (60) days prior to the expiration of the initial term.  The rent for the office in Tampa, FL is $225 per month plus tax and variable charges. Pursuant to the lease terms, the Company is provided with a bundle of services, including, but not limited to, reception, phone and mail service for one gross price.

The Company believes that its office and the laboratory facilities are sufficient and adequate for its purposes given the Company’s present staff and research objectives.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the Company’s properties that could affect its operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on the Company’s financial position, results of operations or cash flow at this time. Furthermore, the Company does not believe that there are any proceedings to which any of the Company’s directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of the Company’s common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during its fourth quarter of the fiscal year ending August 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “NENE”.

The following table sets forth the high and low closing sale prices for the Company's common stock for each quarter during the past two fiscal years as reported by the OTCBB:

	High	Low

Fiscal Year Ended August 31, 2009
First Quarter 2009 (September 1 – November 30, 2008)	$0.95	$0.07
Second Quarter 2009 (December 1 – February 28, 2009)	$0.28	$0.07
Third Quarter 2009 (March 1 – May 31, 2009)	$0.59	$0.15
Fourth Quarter 2009 (June 1 – August 31, 2009)	$1.83	$0.42

Fiscal Year Ended August 31, 2008
First Quarter 2008 (September 1 – November 30, 2007)	$5.29	$1.71
Second Quarter 2008 (December 1 – February 29, 2008)	$2.85	$1.19
Third Quarter 2008 (March 1 – May 31, 2008)	$2.18	$0.85
Fourth Quarter 2008 (June 1 – August 31, 2008)	$1.45	$0.82

As of November 30, 2009, there were approximately 46 stockholders of record of the Company's Common Stock.

Dividend Policy

The Company has not paid any dividends on its common stock and its board of directors presently intends to continue a policy of retaining earnings, if any, for use in the Company’s operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit the Company from declaring dividends where, if after giving effect to the distribution of the dividend:

•         The Company would not be able to pay its debts as they become due in the usual course of business; or

•         The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit the Company’s ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of August 31, 2009.

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

The per share exercise price for each stock option is determined by the Board and may not be below fair market value on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as listed on the OTCBB on the date of grant or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

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

Upon the occurrence of any corporate merger, consolidation, sale of all or substantially all of the Company’s assets, or other reorganization, or a liquidation, unless otherwise provided by the Board, the stock option terminates immediately prior to such date as is determined by the Board.  In such event, if the entity is the surviving entity and does not tender to optionee an offer to substitute for any unexercised stock option, a stock option or capital stock of such surviving entity, as applicable, which on an equitable basis shall provide the optionee with substantially the same economic benefit as such unexercised stock option, then the Board may grant to such optionee, in its sole and absolute discretion and without obligation, the right for a period commencing thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the option or during the remaining term of the option, whichever is the lesser, to exercise any unexpired option or options; provided, that any such right granted shall be granted to all optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of such reorganization.

Subject to any required action of shareholders, if the Company shall be the surviving entity in any merger or consolidation, each outstanding option thereafter shall pertain to and apply to the securities to which a holder of shares of common stock equal to the shares subject to the option would have been entitled by reason of such merger or consolidation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	2,150,000 (2)	$ 0.56	12,850,000
Total	2,150,000	$ 0.56	12,850,000

(1)             Consists of grants under the Company’s 2006 Stock Plan.

(2)             Consists of (A) 2,000,000 stock options granted to Mr Meetesh V. Patel, the President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, pursuant to the terms of an Employment Agreement dated June 24, 2009 between the Company and Mr. Patel, (B) 50,000 stock options granted to a Board member in March 2008, and (C) 50,000 stock options granted to each of two Board members in September 2008.  Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

Item 7.   Management's Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of New Energy Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s financial statements and the accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

Overview

New Energy Technologies, Inc. (“the Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.

KEC was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities.

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

Ultimately, the Company plans to market the MotionPower™ Technology and/or SolarWindow™ Technology products, if any, subject to receiving any requisite regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. The decision as to which method or methods of commercialization the Company will pursue will depend on various factors including, but not limited to, the Company’s financial resources at the time, manufacturing costs, market acceptance of the product(s), and competing technologies or products at the time.

The Company believes that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of its products and enabling it to avoid expending significant funds for development of a large sales and marketing organization. Currently no such products or arrangements exist, nor can the Company currently project with any degree of accuracy when, if ever, such products or arrangements may exist.  If the Company does not ultimately commercialize products derived from the Company’s MotionPower™ Technology and/or SolarWindow™ Technology it will not generate revenues from its operations as currently conducted.

The Company’s success will be dependent upon its ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, the Company may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. There can be no assurance that the Company will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.

The Company cannot currently estimate with any accuracy the amount of either the additional funds or time required to successfully commercialize either technology, because the actual cost and time may vary significantly depending on results of current basic research and development and product testing, cost of acquiring an exclusive license, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing, marketing and other costs associated with commercialization of products following receipt of regulatory approvals and other factors.

As of August 31, 2009 the Company had working capital of $2,528,790. Based upon the Company’s current level of operations and expenditures it believes that absent any modification or expansion of its existing activities research, development and testing, the cash on hand should be sufficient to enable the Company to continue operations at least through August 31, 2010.  However, any significant expansion in scope or acceleration in time of the Company’s current research and development activities, or commencement of any marketing activities, will require additional funds.

SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement and Option Agreement

On May 20, 2009, the Company, through it’s wholly-owned subsidiary,  New Energy Solar, entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a  prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”).  Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms, scope of work under the USF Sponsored Research Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms, scope of work under the USF Option Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Option Agreement have not been disclosed.

Terminated Research Agreements

UIUC Sponsored Research Agreement

On August 25, 2006, through its wholly-owned subsidiary, Sungen, the Company entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, Sungen, amended its Sponsored Research Agreement with the UIUC.  Pursuant to this amended Sponsored Research Agreement, the Company agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle materials that have the potential to convert solar radiation to electrical energy.

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to

UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During the years ended August 31, 2009 and 2008, the Company recorded $0 and $234,163 as research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to August 31, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended and is included in research and development expense for the year ended August 31, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

MotionPower™ Technology

VERYST Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, KEC, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of a car and truck energy harvester.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC.  Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement. The Company’s request was granted on November 25, 2008.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement with Sigma Design Company (the “Sigma Design Agreement”) whereby Sigma Design provides ongoing engineering and product development services relating to the development of technologies for generating electricity from the motion of cars and trucks.  The Sigma Agreement may be terminated by either Sigma Design or KEC upon 30 days written notice to the other party.  During the year ended August 31, 2009 the Company recorded $69,169 as research and development expense and $12,500 as deferred research and development costs pursuant to the Sigma Design Agreement.

Nerve Regeneration Technology

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of the Company’s operating income (expense) for the years ended August 31, 2009 and 2008 was as follows:

	Year Ended
		August 31,		Percentage
	2009		2008	Change

Operating income (expense)
Investor relations	$51,293		$1,109,500	(95)%
Marketing	372,220		-	*
Wages and benefits	(3,161,464)		3,898,353	(181)
Management fees - related party	4,472		-	*
Professional fees	302,364		211,861	43
Research and development	323,848		248,272	30
Travel and entertainment	66,651		152,863	(56)
Other operating expenses	90,022		127,160	(29)
Total operating income (expense)	$(1,950,594)		$5,748,009	*	%

* Not meaningful

                Investor Relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

During the year ended August 31, 2008, the Company focused on fund raising efforts, which required increased company branding and information distribution.  The fund raising efforts during the prior year is evidenced by the consummation of the sale of an aggregate of 3,675,000 shares of the Company’s common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 share of the Company’s common stock for aggregate proceeds of $3,675,000 pursuant to a Securities Purchase Agreement dated February 8, 2008.  Subsequent to the closing of the Securities Purchase Agreement in February 2008 and until October 1, 2008, the Company continued to use an investor relations firm to publicize its technology within the investor community and market place.

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

Effective July 29, 2009, the Company entered into a one-year Public Relations Agreement (the “PR Agreement”) with a third party consultant to implement a public relations program.  In accordance with the terms of the PR Agreement, the Company pays the third party consultant $6,500 per month.  In addition, the Company paid a one month retainer of $6,500.  After the initial one-year term, either party may cancel the PR Agreement upon 60-days written notice.

                Marketing

Marketing costs represent fees paid to advertise the Company’s technology targeting potential customers.

During the fourth quarter of fiscal year 2009, the Company undertook a public relations/advertising program designed to establish the Company’s “brand” name recognition early on in its corporate development.  The Company intends to continue to develop and market its brand name pending commercialization of its MotionPower™ Technology products, if ever successfully developed. The Company believes its strategy ultimately will facilitate the marketing, distribution and public acceptance of its MotionPower™ Technology products, if and when safety approvals are received. The Company’s marketing efforts to date have generated more than 70 news media stories, including online, radio, television, and print media coverage in leading mainstream media in the United States.

                Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the year ended August 31, 2009.  Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance, which is included in wages and benefits for the year ended August 31, 2009.

Upon Mr. Cucinelli’s resignation, on October 15, 2008, the Company simultaneously appointed Mr. Meetesh V. Patel as the President, Chief Executive Officer and Director of the Company.  Mr. Patel was appointed to Chief Financial Officer on January 9, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  During the year ended August 31, 2009, the Company recorded stock compensation of $121,819 related to the amortization of the stock option granted to Mr. Patel.

During the years ended August 31, 2009 and 2008, the Company incurred $77,154 and $118,534 in cash wages and benefits expense for services rendered by Mr. Cucinelli.

During the year ended August 31, 2009, the Company incurred $162,638 in cash wages and benefits expense for services rendered by Mr. Patel.

                Management fees – related party

During the year ended August 31, 2009, the Company incurred $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 with a net $0 impact to the consolidated statement of operations for the year ended August 31, 2009.

                Professional fees

Professional fees primarily consist of accounting, audit, and tax fees, legal fees and non-employee Board fees.

Professional fees increased $90,503 partially as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting related fees of approximately $43,900 during the year ended August 31, 2009 compared to the year ended August 31, 2008.

Non-employee Board fees increased approximately $34,400 during the year ended August 31, 2009 as compared to the year ended August 31, 2008.  Accounting for approximately $17,700 of the increase during the year ended August 31, 2009 compared to 2008 is stock compensation expense related to the grant of stock options previously granted to non-employee board members.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.  During the year ended August 31, 2009, the Company incurred approximately $31,700 for services rendered by non-employee directors of the Company compared to only $15,000 during the prior year.

                Research and development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with UIUC, Oakland University and USF, a development agreement with VERYST Engineering LLC, a consulting agreement with Sigma Design, and agreements with other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

                Travel and entertainment

Travel and entertainment decreased $86,212 during the year ended August 31, 2009 compared to the prior year primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.

                Other operating expenses

Other operating expenses include rent, press release fees, utilities, office supplies, and information technology related fees and other administrative costs.

Other operating expenses decreased $37,138 during the year ended August 31, 2009 compared to the prior year primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008.  Rent and office supply expense related to the Vancouver office decreased by approximately $40,200 and $28,000, respectively.  Offsetting these decreases is an increase in press release fees and utilities of approximately $17,900 and $17,200.  During the year ended August 31, 2009, the Company made several announcements by way of press releases regarding its MotionPower™ Technology and SolarWindow™ Technology.  The increase in utilities related expense is substantially due to an increase in web hosting fees as well as redesign and launch of the Company’s website.

Other income (expense)

A summary of the Company’s other income (expense) for the years ended August 31, 2009 and 2008 was as follows:

	Year Ended
	August 31,		Percentage
	2009	2008	Change

Other income (expense)
Interest income	$7,743	$53,668	(86)%
Interest expense	(267)	(516)	(48)
Loss on disposal of fixed assets	-	(5,307)	*
Gain on dissolution of foreign subsidiary	59,704	-	*
Foreign exchange loss	(56,599)	(21,381)	165
Total other income	$10,581	$26,464	(60)%

* Not meaningful

                Interest income

Interest income decreased during the year ended August 31, 2009 compared to the prior year primarily due to the closing of the administrative office in Vancouver, British Columbia, Canada. As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

Loss on disposal of fixed assets

The Company recorded a loss on disposal of fixed assets of $5,307 during the year ended August 31, 2008 as a result of the removal of  the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective August 31, 2008, was closed.

Gain on dissolution of foreign subsidiary

Octillion Technologies Limited (“Octillion Technologies”) provided administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, the Company dissolved Octillion Technologies, eliminated all intercompany balances, and recorded a gain on its investment in Octillion Technologies equal to the accumulated other comprehensive income at December 1, 2008, the time of the dissolution.

                Foreign exchange loss

The Company translates assets and liabilities of its foreign subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date.  The foreign exchange loss during the year ended August 31, 2009 is substantially the result of cash infusions made from New Energy Technologies to the Company’s former foreign subsidiary, Octillion Technologies (denominated in Canadian dollars), thereby increasing the intercompany payable on Octillion Technologies’ balance sheet.  As noted above, Octillion Technologies was dissolved, effective December 1, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $5,752,269 through August 31, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its photovoltaic and energy harvesting technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations.

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

The Company's principal source of liquidity is cash in the bank.  At August 31, 2009, the Company had a cash and cash equivalents balance of $2,736,221. The Company has financed its operations primarily pursuant to a Securities Purchase Agreement in which the Company received net proceeds of $3,395,955 in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $1,289,596 for the year ended August 31, 2009, compared to net cash used of $2,087,931 in 2008.  The decrease in cash used of $798,335 substantially reflects decreases in investor relations expense of $1,058,207 and travel and entertainment of $86,212 offset by increases in marketing of $372,220, professional fees of $90,503 and research and development of $75,576.

Net cash used in investing activities was $0 for the year ended August 31, 2009, compared to net cash used of $6,144 during the prior year.  During the year ended August 31, 2008, the Company purchased $6,144 of equipment, all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008, resulting in a loss on disposal of fixed assets of $5,307.

Net cash provided by financing activities was $1,044,500 for the year ended August 31, 2009 compared to net cash provided by financing activities of $3,635,705 in 2008.  During July and August 2009, the Company received $1,044,500 from the exercise of Class E and Class F warrants.  In February 2008, the Company received net proceeds of $3,395,955 pursuant to a Securities Purchase Agreement.  During March, April and May 2008, the Company received $239,750 from the exercise of Class C, Class D, and Class F warrants.

Securities Purchase Agreement

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors (the “Investors”).

The Company engaged an agent (the “Agent”) to help in the fund raising efforts of the Securities Purchase Agreement.  The Agent was paid a total cash fee of 7% ($257,250) of the aggregate proceeds and received Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

Related Party Transactions

Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the year ended August 31, 2009.  Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance, which is included in wages and benefits for the year ended August 31, 2009.

Upon Mr. Cucinelli’s resignation, on October 15, 2008, the Company simultaneously appointed Mr. Meetesh V. Patel as the President, Chief Executive Officer and Director of the Company.  Mr. Patel was appointed to Chief

Financial Officer on January 9, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  During the year ended August 31, 2009, the Company recorded stock compensation of $121,819 related to the amortization of the stock option granted to Mr. Patel.

During the years ended August 31, 2009 and 2008, the Company incurred $77,154 and $118,534 in cash wages and benefits expense for services rendered by Mr. Cucinelli.

During the year ended August 31, 2009, the Company incurred $162,638 in cash wages and benefits expense for services rendered by Mr. Patel.

Management fees – related party

During the year ended August 31, 2009, the Company incurred $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 with a net $0 impact to the consolidated statement of operations for the year ended August 31, 2009.

Professional fees

During the years ended August 31, 2009 and 2008, the Company incurred total cash and equity compensation of $75,911 and $41,525 for services rendered by non-employee directors of the Company, which is included in professional fees.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.  During the years ended August 31, 2009 and 2008, the Company incurred $31,733 and $15,000 for services rendered by non-employee directors of the Company.

During the years ended August 31, 2009 and 2008, the Company recorded stock compensation of $44,178 and $26,525 for stock options that were previously granted and vest over time.

On March 10, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009 and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was $123,000.  During the years ended August 31, 2009 and 2008, the Company recorded $22,277 and $26,525 as stock compensation expense related to these stock options.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the year ended August 31, 2009 the Company recorded $35,163 as stock compensation expense related to these stock options.

Stock compensation recorded during the year ended August 31, 2009 includes the reversal of stock compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option.  On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.

During the years ended August 31, 2009 and 2008, the law firm of Sierchio & Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $102,460 and $122,464 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At August 31, 2009, the Company owed S&C LLP $31,473 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of August 31, 2009, the Company has future minimum lease payments of $1,400 under its corporate and other office operating leases.  In addition, the Company has future payments totaling $1,900 pursuant to the Market Agreement entered into on October 1, 2008, $11,250 pursuant to a one-year Shareholder Communications Services Agreement entered into on April 15, 2009, and $65,000 pursuant to a one-year PR Agreement entered into on July 29, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets as of August 31, 2009 and 2008	32
Consolidated Statements of Operations for the Years Ended August 31, 2009 and 2008 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2009	33
Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2009	34
Consolidated Statements of Cash Flows for the Years Ended August 31, 2009 and 2008 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2009	35
Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Energy Technologies, Inc.

Burtonsville, Maryland

We have audited the accompanying consolidated balance sheets of New Energy Technologies, Inc. (formerly Octillion Corp.) and Subsidiaries ("the Company") (a development stage company) as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Energy Technologies, Inc. and Subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

December 15, 2009

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2009 AND 2008
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$2,736,221	$2,992,010
Deferred research and development costs	39,559	140,519
Prepaid expenses and other current assets	7,586	500
Total current assets	2,783,366	3,133,029

Fixed assets, net of accumulated depreciation of $0 and $2,659	-	-

Total assets	$2,783,366	$3,133,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$98,467	$35,331
Accrued liabilities	156,109	156,109
Total current liabilities	254,576	191,440

Commitments and Contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at August 31, 2009 and 2008	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 58,600,600 and 57,754,600 shares issued and outstanding at August 31, 2009 and 2008	58,601	57,755
Additional paid-in capital	8,622,458	10,986,585
Accumulated other comprehensive income	-	10,693
Deficit accumulated during the development stage	(6,152,269)	(8,113,444)
Total stockholders' equity	2,528,790	2,941,589

Total liabilities and stockholders' equity	$2,783,366	$3,133,029

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(inception) to
	2009	2008	August 31, 2009

Revenue	$-	$-	$-

Operating (income) expense
Investor relations	51,293	1,109,500	2,190,818
Marketing	372,220	-	372,220
Wages and benefits	(3,161,464)	3,898,353	803,996
Management fees - related party	4,472	-	207,546
Professional fees	302,364	211,861	732,602
Research and development	323,848	248,272	760,775
Travel and entertainment	66,651	152,863	299,298
Other operating expenses	90,022	127,160	311,353
Total operating (income) expense	(1,950,594)	5,748,009	5,678,608

Income (loss) from operations	1,950,594	(5,748,009)	(5,678,608)

Other income (expense)
Interest income	7,743	53,668	98,582
Interest expense	(267)	(516)	(11,002)
Loss on disposal of fixed assets	-	(5,307)	(5,307)
Gain on dissolution of foreign subsidiary	59,704	-	59,704
Foreign exchange loss	(56,599)	(21,381)	(83,541)
Payable forgiven	-	-	30,000
Total other income	10,581	26,464	88,436

Income (loss) from continuing operations	1,961,175	(5,721,545)	(5,590,172)

Loss from discontinued operations	-	-	(162,097)

Net income (loss)	$1,961,175	$(5,721,545)	$(5,752,269)

Net income (loss) per share:
Continuing operations	$0.03	$(0.10)
Discontinued operations	-	-
	$0.03	$(0.10)

Weighted average number of
common shares outstanding:
Basic and diluted	57,837,460	55,971,786

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)

						Accumulated
						Other	Deficit Accumulated
	Preferred Stock		Common Stock		Additional	Comprehensive	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$ -	9,000,000	$9,000	$ (6,000)	$ -	$ -	$ -	$3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183
per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955
and services at $1.00 per Unit in February 2008

Exercise of Class C Warrants at $0.50	-	-
per share during March 2008			20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55	-	-
per share during May 2008			20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25
per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation due to forfeiture
of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Exercise of Class E Warrants at $0.60
per share during July 2009	-	-	20,000	20	11,980	-	-	-	12,000

Exercise of Class F Warrants at $1.25
per share during July - August 2009	-	-	826,000	826	1,031,674	-	-	-	1,032,500

Stock based compensation	-	-	-	-	183,312	-	-	-	183,312

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net income for the year	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income								$ 1,950,482

Balance, August 31, 2009	-	$ -	58,600,600	$58,601	$8,622,458	$ -	$ (6,152,269)		$2,528,790

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(inception) to
	2009	2008	August 31, 2009

Cash flows from operating activities
Income (loss) from continuing operations	$1,961,175	$(5,721,545)	$(5,590,172)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	1,288	4,482
Reversal of stock based compensation expense due to forfeiture of stock options	(3,591,093)	-	(3,591,093)
Stock based compensation expense	183,312	3,600,303	3,783,615
Loss of disposal of fixed assets	-	5,307	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	100,960	(140,519)	(39,559)
Increase in prepaid expenses and other current assets	(7,086)	(500)	(7,586)
Increase in accounts payable	63,136	34,178	98,467
Increase in accrued liabilities	-	133,557	156,109
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(1,289,596)	(2,087,931)	(5,236,195)

Cash flows from investing activity
Purchase of fixed assets	-	(6,144)	(9,789)
Net cash used in investing activity	-	(6,144)	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and exercise of warrants, net	1,044,500	3,635,705	8,382,205
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	1,044,500	3,635,705	7,982,205

Increase (decrease) in cash and cash equivalents	(245,096)	1,541,630	2,736,221

Effect of foreign currency translation	(10,693)	12,504	-

Cash and cash equivalents at beginning of period	2,992,010	1,437,876	-

Cash and cash equivalents at end of period	$2,736,221	$2,992,010	$2,736,221

Supplemental disclosure of cash flow information:
Interest paid in cash	$267	$516	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transaction:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(Formerly “Octillion Corp.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

(Expressed in U.S. Dollars)

Note 1:  Organization and Description of Business

New Energy Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.

KEC was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities.

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

Since inception, the Company has been a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies initially in the biotech and subsequently in the alternative energy sectors. However, commencing in August 2007 with the spinoff of the Company’s then wholly-owned subsidiary, MicroChannel Technologies Corporation, the Company elected to focus all of its resources on alternative energy technologies.  Accordingly, effective December 2, 2008 the Company changed its name to “New Energy Technologies, Inc.” so as to more accurately reflect its focus on alternative energy technologies.  The Company’s strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

The Company conducts its current operations through its two wholly-owned subsidiaries:

•         KEC; and

•         New Energy Solar

The Company is currently focusing its development efforts on two technologies, namely:

•         MotionPower™ Technology for capturing the kinetic energy of moving vehicles in order to use this captured energy to generate electricity; and

•         SolarWindow™ Technology which enables transparent glass windows to generate electricity by coating their glass surfaces with the world’s smallest known solar cells.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $6,152,269 as of August 31, 2009, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to develop its technologies. To date, the Company’s cash flow requirements have primarily been met by a private placement of common stock and warrants for net proceeds of $3,395,955 on February 12, 2008 and proceeds received from the exercise of warrants.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, MicroChannel Technologies Corporation, Octillion Technologies Limited, Sungen Energy, Inc. Kinetic Energy Corporation, and New Energy Solar Corporation.  As a result of the spin-off of MicroChannel, on August 22, 2007, the net assets and results of operations of MicroChannel have been reclassified as discontinued operations.  All significant intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments. Actual results can differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Foreign Operations and Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date.  Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income.  Revenues and expenses of the Company’s consolidated foreign operations are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in foreign exchange gain or loss.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less.  On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technologies and are incurred pursuant to the Company’s sponsored research agreements with UIUC, Oakland University and USF, a development agreement with VERYST Engineering LLC, a letter of intent with V2G Enterprises, LLC and a consulting agreement with Sigma Design. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the years ended August 31, 2009 and 2008, the Company incurred $323,848 and $248,272 on research and development activities.  From inception (May 5, 1998) to August 31, 2009, the Company incurred $760,775 on research and development activities.

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 8. “Warrants” and Note 9. “Stock Options” for additional information on the Company’s stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). See Note 11. “Income Taxes” for further discussion.

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

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Net Income (Loss) Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See Note 4. “Net Income (Loss) Per Share” for further discussion.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements,

American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS 168, effective September 1, 2009, the beginning of its first quarter ended November 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, consolidated results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through December 15, 2009, which is the date on which these financial statements were issued.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on September 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.  In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.  The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s consolidated financial statements.  In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value.  FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 on June 1, 2009, the beginning of its fourth quarter ended August 31, 2009.  The application of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments".  FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company included the required disclosures in this Form 10-K for the year ending August 31, 2009.

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

Note 4: Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the year ended August 31, 2009, stock options and warrants to purchase 5,438,500 shares of common stock with a weighted-average exercise price of $0.97 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

During the year ended August 31, 2008, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive. Excluded from the computation of diluted net loss per share for the year ended August 31, 2008, because their effect would be anti-dilutive, are stock options and warrants to acquire 5,584,500 shares of common stock with a weighted-average exercise price of $1.32 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the years ended August 31, 2009 and 2008, basic and diluted net income (loss) per share are the same.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the years ended August 31, 2009 and 2008:

	Year Ended
	August 31,
	2009	2008

Numerator - net income (loss)	$ 1,961,175	$ (5,721,545)

Denominator - weighted average number
of common shares outstanding -basic and diluted	57,837,460	55,971,786

Basic and diluted net income (loss) per common share	$ 0.03	$ (0.10)

Note 5. SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement and Option Agreement

On May 20, 2009, the Company, through its wholly-owned subsidiary,  New Energy Solar Corporation (“New Energy Solar”), entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a  prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”).  Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms, scope of work under the USF Sponsored Research Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms, scope of work under the USF Option Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Option Agreement have not been disclosed.

Terminated Research Agreements

UIUC Sponsored Research Agreement

On August 25, 2006, through its wholly-owned subsidiary, Sungen Energy, Inc. (“Sungen”), the Company entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, the Company through its wholly owned subsidiary, Sungen, amended its Sponsored Research Agreement with the UIUC.  Pursuant to this amended Sponsored Research Agreement, the Company agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During the years ended August 31, 2009 and 2008, the Company recorded $0 and $234,163 as research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to August 31, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its right pursuant to Section 9.3 of the Oakland Sponsored Research Agreement, and provided written notice to Oakland University to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended and is included in research and development expense for the year ended August 31, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

Note 6. MotionPower™ Technology

VERYST Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, KEC, entered into an agreement with VERYST Engineering LLC (the “Veryst Agreement”) relating to the development of a car and truck energy harvester.  The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC.  Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement. The Company’s request was granted on November 25, 2008.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement with Sigma Design Company (the “Sigma Design Agreement”) whereby Sigma Design provides ongoing engineering and product development services relating to the development of technologies for generating electricity from the motion of cars and trucks.  The Sigma Agreement may be terminated by either Sigma Design or KEC upon 30 days written notice to the other party.  During the year ended August 31, 2009 the Company recorded $69,169 as research and development expense and $12,500 as deferred research and development costs pursuant to the Sigma Design Agreement.

Note 7. Capital Stock

Preferred Stock

At August 31, 2009 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

Common Stock

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Investors”).  The Class F Callable Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.25 per share.

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants are not considered indexed to the Company’s own stock and need to be accounted for as a derivative, effective September 1, 2009, the beginning of the Company’s fiscal year 2010.  As of August 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.

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

The Company engaged an agent (the “Agent”) to help in the fund raising efforts of the Securities Purchase Agreement.  The Agent was paid a total cash fee of 7% ($257,250) of the aggregate gross proceeds and Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the Agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

At the time of grant, the fair value of the 4,189,500 Class F Callable warrants was $5,236,875, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159.33%, risk-free interest rates of 4.76%, and expected lives of 3 years.  The proceeds received pursuant to the Securities Purchase Agreement allocated to the warrants were $2,337,885.

Note 8.  Warrants

As of August 31, 2009, the following warrants were outstanding and exercisable:

(a)   100,000 Class E Warrants which entitle the holders to purchase 100,000 shares of the Company’s common stock at $0.60 per share, expiring on April 23, 2010.

(b)  3,188,500 Class F Callable Warrants which entitle the holders to purchase 3,188,500 shares of the Company’s common stock   at $1.25 per share, expiring on February 12, 2011.  Refer to Note 7. Capital Stock “Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

During the year ended August 31, 2009, 20,000 Class E warrants and 826,000 Class F Callable warrants were exercised for aggregate proceeds of $1,044,500.

Note 9. Stock Options

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

The per share exercise price for each stock option is determined by the Board and may not be below fair market value on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as listed on the OTCBB on the date of grant or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant.  In determining grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term.  The Company does not anticipate declaring dividends in the foreseeable future.  Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option.  The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The Company recognizes compensation expense for only the portion of stock options that are expected to vest.  Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates.  To date, the Company has experienced minimal forfeitures, which did not impact the fair value of the stock option grants.  If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods.

Stock Option Grants

In September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement between the Company and Mr. Cucinelli, the Company granted Mr. Cucinelli a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21, subject to certain vesting provisions.  On February 15, 2008, the Company cancelled the stock option granted to Mr. Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Cucinelli for the purchase of 1,250,000 shares of the Company’s common stock at an exercise price of $1.66 per share, subject to certain vesting provisions. The cancellation and re-issuance was accounted for as a modification of the originally issued stock option, resulting in a total adjusted fair value of $6,895,000 which was being recognized over the requisite service period.

On October 15, 2008, Mr. Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the year ended August 31, 2009.

On March 10, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $1.23 each, for a total of $123,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.  During the years ended August 31, 2009 and 2008, the Company recorded $22,277 and $26,525 as stock compensation expense related to these stock options, which is included in professional fees.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the quarter ended November 30, 2008 and is included in professional fees for the year ended August 31, 2009.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 126.74%, risk-free interest rate of 3.21%, and expected lives of 6.5 years.  During the year ended August 31, 2009 the Company recorded $35,163 as stock compensation expense related to these stock options, which is included in professional fees.

On September 12, 2008, the Company granted a stock option to the then consultant Chief Financial Officer of the Company, Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 126.74%, risk-free interest rate of 3.32%, and expected life of 6.5 years.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation on January 9, 2009.  Accordingly, stock option compensation expense of

$4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 with a net $0 impact to the consolidated statement of operations for the year ended August 31, 2009.

Upon Mr. Cucinelli’s resignation, on October 15, 2008, the Company simultaneously appointed Mr. Meetesh V. Patel as the President, Chief Executive Officer and Director of the Company.  Mr. Patel was appointed to Chief Financial Officer on January 9, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  During the year ended August 31, 2009, the Company recorded stock compensation of $121,819 related to the amortization of the stock option granted to Mr. Patel, which is included in wages and benefits.

A summary of the Company’s stock option activity for the year ended August 31, 2009 and related information follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at August 31, 2008	1,350,000	$ 1.66
Granted	2,150,000	0.54
Forfeited due to resignation	(1,350,000)	1.63
Outstanding at August 31, 2009	2,150,000	$ 0.56	9.75 years	$ -

Exercisable at August 31, 2009	10,000	$ 1.66	8.53 years	$ -

Available for grant at August 31, 2009	12,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on August 31, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of August 31, 2009, the Company had $925,978 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.0 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2009:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.52	2,000,000	9.82	$0.52	—	—	$—
0.85	100,000	9.03	0.85	—	—	—
1.66	50,000	8.53	1.66	10,000	8.53	1.66
$0.52 – $ 1.66	2,150,000	9.75	$0.56	10,000	8.53	$1.66

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 10.  Related Party Transactions

Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the year ended August 31, 2009.  Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance, which is included in wages and benefits for the year ended August 31, 2009.

Upon Mr. Cucinelli’s resignation, on October 15, 2008, the Company simultaneously appointed Mr. Meetesh V. Patel as the President, Chief Executive Officer and Director of the Company.  Mr. Patel was appointed to Chief Financial Officer on January 9, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  During the year ended August 31, 2009, the Company recorded stock compensation of $121,819 related to the amortization of the stock option granted to Mr. Patel.

During the years ended August 31, 2009 and 2008, the Company incurred $77,154 and $118,534 in cash wages and benefits expense for services rendered by Mr. Cucinelli.

During the year ended August 31, 2009, the Company incurred $162,638 in cash wages and benefits expense for services rendered by Mr. Patel.

Management fees – related party

During the year ended August 31, 2009, the Company incurred $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 with a net $0 impact to the consolidated statement of operations for the year ended August 31, 2009.

Professional fees

During the years ended August 31, 2009 and 2008, the Company incurred total cash and equity compensation of $75,911 and $41,525 for services rendered by non-employee directors of the Company, which is included in professional fees.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.  During the years ended August 31, 2009 and 2008, the Company incurred $31,733 and $15,000 for services rendered by non-employee directors of the Company.

During the years ended August 31, 2009 and 2008, the Company recorded stock compensation of $44,178 and $26,525 for stock options that were previously granted and vest over time.

On March 10, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009 and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was $123,000.  During the years ended August 31, 2009 and 2008, the Company recorded $22,277 and $26,525 as stock compensation expense related to these stock options.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the year ended August 31, 2009 the Company recorded $35,163 as stock compensation expense related to these stock options.

Stock compensation recorded during the year ended August 31, 2009 includes the reversal of stock compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option.  On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.

During the years ended August 31, 2009 and 2008, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $102,460 and $122,464 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP.  At August 31, 2009, the Company owed SG&G LLP $31,473 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2009 and 2008 are as follows:

	Year Ended
	August 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$864,813	$484,625
Capitalized research and development	209,575	165,578
Stock based compensation	65,457	1,224,103
Accrued research and development fees	53,077	53,077
Research and development credit carry forward	37,808	24,125
Total deferred tax assets	1,230,730	1,951,508
Less: valuation allowance	(1,230,730)	(1,951,508)
Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $720,778 for the year ended August 31, 2009.  The net increase in the valuation allowance for deferred tax assets was $1,570,831 for the year ended August 31, 2008.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2009 available to offset future federal taxable income, if any, of $2,483,864, which will begin to expire during the year ended August 31, 2020.  The Company also had Canadian net operating loss carry forwards at August 31, 2009 available to offset future Canadian taxable income, if any, of $59,704, which will begin to expire during the year ended August 31, 2028.  Accordingly, there is no current tax expense for the years ended August 31, 2009 and 2008.  In addition, the Company has research and development tax credit carry forwards of $37,808 at August 31, 2009, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2009 and 2008.

The following is a reconciliation between expected income tax (benefit) expense and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2009 and 2008:

	Year Ended
	August 31,
	2009	2008

Income tax (benefit) expense at statutory rate	$(666,800)	$1,945,326
Non-deductible fund raising costs	(17,440)	(377,230)
Non-deductible meals and entertainment	(2,445)	(7,096)
Research and development credit	13,683	9,831
Other	(47,776)	-
Change in valuation allowance	720,778	(1,570,831)
	$-	$-

The fiscal years 2006 through 2009 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 12: Subsequent Events

The Company has evaluated subsequent events through December 15, 2009, which is the date on which these consolidated financial statements were issued.  There have not been any events subsequent to August 31, 2009, other than the agreements with Veryst Engineering and the sublease agreement, as disclosed in the following paragraphs, that would require additional disclosure in the consolidated financial statements or that would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the years ended August 31, 2009 and 2008 and the cumulative period since inception (May 5, 1998) to August 31, 2009.

On September 9, 2009, the Company entered into an agreement with VERYST Engineering, LLC (“Veryst”) in which Veryst will perform ongoing testing of the Company’s vehicle energy harvester and advance its prototyping.  The total cost for such services under this agreement is $44,350.

Additionally, on September 9, 2009, the Company entered into an agreement with Veryst, whereby Veryst will initiate development of a commercial scale truck energy harvester.  The total cost for such services under this agreement is $178,500.

The Company’s corporate office is located at 3905 National Drive, Suite 110, Burtonsville, Maryland 20866. Currently, the offices are being provided to the Company on a rent free basis by MVP Law Group, P.A., of which the Company’s Chief Executive Officer and President is a founder and managing attorney. The Company entered into a one year sublease agreement with MVP Law Group, P.A., effective December 1, 2009, with respect to this office space. The Company will pay MVP Law Group, P.A. $900 per month for this office space.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of all of the Company’s directors and executive officers. The Company has a board of directors comprised of four members. Each director holds office until a successor is duly elected or appointed.  Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.  Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each directors in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position With Company	Director Since
Meetesh V. Patel	35	President, Chief Executive Officer, Chief Financial Officer, and Director	September 19, 2008
Alastair Livesey	52	Director	September 19, 2007
Joseph Sierchio	59	Director	July 24, 2008
Jatinder S. Bhogal	43	Director	September 9, 2008

Resignations and Appointments – Fiscal Year 2009

The following persons resigned their positions with the Company on the date set forth opposite their respective names on the table set forth below:

Name	Former Position(s) With the Company	Commenced On	Resigned On
Nicholas Cucinelli	President, Chief Executive Officer, and Director	September 10, 2007	October 15, 2008
Thomas Gladwin	Director	September 12, 2007	September 9, 2008
Harmel S. Rayat	Chief Financial Officer, Secretary, Treasurer, and Director	September 8, 2006	September 12, 2008
Frank J. Fabio	Chief Financial Officer, Secretary, and Treasurer	September 12, 2008	January 9, 2009

Biographical Information

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years:

Current Directors and Officers

Meetesh V. Patel.  Mr. Patel completed his Bachelor of Arts Degree in Government and Politics with an emphasis in International Relations from the University of Maryland, College Park in 1997, and earned his law degree from American University, Washington College of Law, Washington, D.C. in 2000. Mr. Patel is a member of the Maryland State Bar and the District of Columbia Bar. Mr. Patel is the founder and managing attorney of the MVP Law Group, P.A., an innovative e-law firm that represents businesses within the United States and throughout the world. Mr. Patel has been managing the MVP Law Group since its inception in April 2003 to present. Since August 5, 2008, Mr. Patel has served as the President, Chief Executive Officer and a Director of Microchannel Technologies Corporation.

Alastair Livesey. Dr. Livesey earned his Bachelor's degree (B.A.) in Science from the University of Cambridge in 1979, followed by an MA and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984 respectively.  From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field. Dr. Livesey joined the Company as a Director on September 19, 2007. In September, 2008, Dr. Livesey was appointed as the Operations Director of Diverse Energy Ltd, a UK firm developing and assembling fuel cell power plants to replace diesel generators.

Jatinder S. Bhogal.  Since December 1993, Mr. Bhogal has worked as an independent business consultant to emerging growth companies. For more than 15 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions.  Mr. Bhogal is also a Director of HepaLife Technologies, Inc. and International Energy, Inc.

Joseph Sierchio.  Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971.  Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP since May of 2007.  Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May of 2007. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong.  Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a member of Sierchio & Company, LLP, counsel to the Company.  Mr. Sierchio is also a Director of HepaLife Technologies, Inc.

Directors and Officers Who Resigned During the Company’s Fiscal Year Ended August 31, 2009

Nicholas Cucinelli. Mr. Cucinelli earned his Bachelor’s degree in Science from the United States Coast Guard Academy in1995.  From September 2002 to August 2005, Mr. Cucinelli was a graduate student (MS & MBA) at the University of Michigan.  Concurrent with his studies at the University of Michigan, Mr. Cucinelli was: a Graduate Student Research Assistant for, and a founding member of, the University’s “Sustainable Mobility and Accessibility Research & Transformation project” (January 2003 – April 2004); involuntarily recalled from the U.S. Coast Guard Reserve to active duty in support of Operation Neptune Shield (March 2003 – September 2003); a strategy consultant to the non-profit Carbon Disclosure Project (March – April 2004); employed full-time as an MBA intern within the Corporate Governance Division at Ford Motor Company (May – August 2004); and a member of a strategy consulting team for the Future Fuels Team within BP, plc. (October 2004 – August 2005). From September 2005 to June 2007, Mr. Cucinelli was employed by Energy Conversion Devices, Inc., where he held the position of

Senior Business Development Specialist and facilitated the commercialization of solar photovoltaic, advanced battery, fuel cell, solid-state hydrogen storage, and next generation information technologies. On June 1, 2007, Mr. Cucinelli was honorably discharged from the U.S. Coast Guard Reserve after completing nearly 16 years of Federal service. From June to September 2007, Mr. Cucinelli was employed by ENER subsidiary, United Solar Ovonic LLC, where he held the position of Manager, Federal and Military Sales.

Harmel S. Rayat. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations. During the past five years, Mr. Rayat also has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, MicroChannel Technologies Corporation, PhytoMedical Technologies, Inc, HepaLife Technologies, Inc., Entheos Technologies, Inc., and International  Energy, Inc. As of September 2008, Mr. Rayat no longer serves as a director or officer of any of the foregoing publicly traded companies.

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

Family Relationships and Other Matters

There are no family relationships among or between any of the Company’s officers and directors.

Legal Proceedings

During the past five years none of the Company’s directors, executive officers, or promoters have been:

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

  Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of New Energy Technology, Inc.’s size and scope;

  Compensation should align the directors’ interests with the long-term interests of stockholders; and

  Compensation should assist with attracting and retaining qualified directors.

The Company does not pay director compensation to directors who are also employees of the Company.

All non-employee directors are paid a director’s fee in the amount of $2,500 per quarter.  Directors are entitled to participate in, and have been issued options under, the Company’s 2006 Stock Plan.  The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board.

The following table reports all compensation the Company paid to non-employee directors during the fiscal year ended August 31, 2009:

	Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($) (2)	Total ($)
Alastair Livesey (3)	$10,000	$22,277	$32,277
Thomas Gladwin (3)	—	(13,262)	(13,262)
Jatinder Bhogal (4)	10,000	17,582	27,582
Joseph Sierchio (4)	10,833	17,581	28,414
Tim Ellison	900	—	900
Total Director compensation	$31,733	$44,178	$75,911

(1)            The amounts in this column represent the quarterly cash meeting fee earned by or paid to the Company's non-employee directors for service during the fiscal year ended August 31, 2009.  Non-employee directors receive quarterly cash compensation of $2,500.

(2)            This column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended August 31, 2009.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 9. Stock Options to the Financial Statements appearing elsewhere in the Report.

(3)            On March 10, 2008, the Company granted a stock option to stock to each of Mr. Livesey and Mr. Gladwin permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $1.23 each, for a total of $123,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 164.88%, risk-free interest rates of 2.37%, and expected lives of 5 years.

On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  As a result, the stock option granted to Mr. Gladwin on March 10, 2008 to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Pursuant to Mr. Gladwin’s resignation, stock option compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option was reversed during the year ended August 31, 2009.

(4)            On September 9, 2008, the Company granted a stock option to each of Mr. Bhogal and Mr. Sierchio permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 126.74%, risk-free interest rate of 3.21%, and expected lives of 6.5 years.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. The Company’s Code of Ethics is available on the Company’s website at http://www.newenergytechnologiesinc.com. To access the Company’s Code of Ethics, click on “News – Media Relations” and then click on “Code of Ethics.”

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Guidelines applicable to its Board of Directors. The Company’s Corporate Governance Guidelines is available on the Company’s website at http://www.newenergytechnologiesinc.com. To access the Company’s Corporate Governance Guidelines, click on “News – Media Relations” and then click on “Corporate Governance Guidelines.”

Director Independence

The Company is not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Messrs. Livesey and Sierchio are independent from the Company’s management and qualifies as “independent directors” under the standards of independence under the applicable FINRA listing standards.  This means that, in the judgment of the Board of Directors, none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended August 31, 2009, the Board held a total of eight meetings.  All members of the Board attended at least 75% of all meetings of the Board.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company’s Chief Executive Officer, Meetesh Patel, 3905 National Drive, Suite 110, Burtonsville, Maryland,  20866, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at New Energy Technologies, Inc., Attention: Meetesh Patel, Chief Executive Officer, 1050 Connecticut Avenue, NW, Washington, D.C. 20036.   The Board of Directors has approved a process pursuant to which they shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2009 fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2009, 2008 and 2007.

Name and Principal Position	Year Ended August 31,	Salary ($)	Option Awards ($) (6)	All Other Compensation($)	Total ($)
Meetesh V. Patel (1), President, Chief Executive Officer, Chief Financial Officer, and Director	2009	$149,438	$121,819	$13,200 (5)	$284,457
	2008	-	-	-	-
	2007	-	-	-	-
Nicholas Cucinelli (2), Former President, Chief Executive Officer and Director	2009	73,298	(3,573,778)	3,856 (5)	(3,496,624)
	2008	96,250	3,573,778	22,284 (5)	3,692,312
	2007	-	-	-	-
Frank J. Fabio (3), Former Chief Financial Officer, Secretary and Treasurer	2009	4,472	-	-	4,472
	2008	-	-	-	-
	2007	-	-	-	-
Harmel S. Rayat (4), Former Chief Financial Officer, Secretary, Treasurer and Director	2009	-	-		-
	2008	-	-		-
	2007	-	-		-

(1)     On June 24, 2009 the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Meetesh V. Patel, the Company’s Chief Executive Officer, President and Chief Financial Officer.  Mr. Patel is also one of the Company’s directors.

Pursuant to the terms of the Employment Agreement, Mr. Patel has agreed to continue to serve in the capacity of the Company’s Chief Executive Officer, President and Chief Financial Officer and in consideration thereof he will be:

•         paid an aggregate annual salary of $150,000 payable in 24 equal bimonthly installments of $6,250;

•         paid a stipend of $1,200 per month, beginning October 15, 2008, the date he was appointed President and Chief Executive Officer and continuing the duration of the term of the Employment Agreement to cover medical insurance premiums until such time as the Company can provide an alternative medical insurance plan; and

•         reimbursed for reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties.

The Employment Agreement provides that Mr. Patel’s employment by the Company is “at-will employment” and may be terminated by Mr. Patel or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other. In the event of the termination of Mr. Patel’s employment by the Company or by Mr. Patel for any reason whatsoever, then as of the date of the termination of such employment as set forth in the applicable notice thereof Mr. Patel shall no longer be entitled to (i) any salary compensation, (ii) reimbursement of expenses (except for expenses incurred by Mr. Patel and approved by the Company prior to the date of such termination), and (iii) any and all unexercised Options shall expire and shall no longer be exercisable as of the date of termination of the Employment  Agreement, and, except for obligations expressly stated to survive the termination of the Employment Agreement neither party hereto shall have any further rights or obligations to the other thereunder.

Pursuant to the Employment Agreement, Mr. Patel has also been granted options (collectively, the “Option”) to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, the closing price of the Company’s common stock on the date of the execution and delivery of the employment agreement.  The stock option expires 10 years from the date of grant, on June 23, 2019.  The terms and conditions of the Option are set forth in an Option Agreement dated June 24, 2009 between the Company and Mr. Patel (the “Option Agreement”).  Subject to the restrictions and earlier termination provisions set forth in the Option Agreement, the Option vests as follows:

1.     as to 500,000 shares when, to the Board’s satisfaction, all of the following items related the development, production, manufacturing, and sale any of commercially viable product have been successfully executed: (A) completion of final design and/or engineering; (B) the establishment of manufacturing facilities, whether in-house or outsourced; and (C) the initial filing of any product safety approval applications, if required, in order to allow for the commercial sale of products by the Company;

2.     as to 500,000 shares upon commencing commercial sales of any of the Company’s products, as reported in the Company’s  financial statements, whether to retail customers or wholesale customers;

3.     as to 500,000 shares upon achieving $1,000,000 in total cumulative commercial sales of the Company’s products during any six-month period of a fiscal year, as reported in the Company’s financial statements

4.     as to 500,000 shares when, to the Board’s satisfaction, the Company enters into a favorable business partnership with a third-party commercial organization in the industry segment related to the Company’s product development and sales efforts, under any of the following conditions:

(a)   a product development relationship whereby the third-party partner makes a significant financial investment, as determined at the Board’s discretion, directed towards the development of the Company’s products; or

(b)   a product development relationship whereby the third-party partner invests significant research and development resources, as determined at the Board’s discretion, directed towards the development of the Company’s products; or

(c)     a strategic partnership with the third-party partner where, as determined at the Board’s discretion, such a partnership provides significant business advantages to the Company which it would otherwise not have, whether related to product development, commercial sales, industry position, or business reputation.

5.     as to all 2,000,000 shares if and when one of the Company’s technologies or products is acquired on favorable terms, as determined at the Board’s discretion, by a third party at a price that has been approved by shareholders and the Board, or when the Company or any of its subsidiaries is acquired on favorable terms to the Company, as determined at the Board’s discretion, by a third party at a price that has been approved by shareholders and the Board.

The fair value of the 2,000,000 options granted was estimated at $980,000 on the date of grant, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rates of 3.39%, and expected life of 6.25 years.

(2)     September 2007, the Company appointed Mr. Nicholas Cucinelli to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement, the Board approved an annual salary of $105,000, a $2,000 reimbursement for relocation related expenses, and a stock option to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $4.21 per share.

On February 15, 2008, the Company cancelled the stock option granted to Mr. Cucinelli in September 2007 for 1,500,000 stock options and simultaneously entered into a 10 year stock option agreement with Mr. Cucinelli for the purchase of 1,250,000 shares of the Company’s common stock at an exercise price of $1.66 per share.

 The cancellation and re-issuance was accounted for as a modification of the originally issued stock option, resulting in a total adjusted fair value of $6,895,000 which was being recognized over the requisite service period.

On October 15, 2008, Mr. Nicholas Cucinelli resigned from the positions of President and Chief Executive Officer of the Company.  As a result, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of common stock were all forfeited pursuant to the terms of an Employment Termination Agreement dated October 15, 2008 between the Company and Mr. Cucinelli.  Pursuant to Mr. Cucinelli’s resignation, the stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the year ended August 31, 2009.

(3)   On September 12, 2008, the Company appointed Mr. Frank Fabio to the positions of Chief Financial Officer, Secretary and Treasurer.  Mr. Fabio resigned from all positions with the Company, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 with a net $0 impact to the consolidated statement of operations for the year ended August 31, 2009.

(4)  Mr. Rayat resigned as Chief Financial Officer, Secretary, Treasurer and Director of the Company, effective September 12, 2008.  Mr. Rayat provided services to the Company for no compensation.

(5)     Represents amounts paid for medical insurance.

(6)  This column reflects the dollar amount recognized for financial statement reporting purposes in accordance with applicable SEC rules and guidance and FAS 123R for stock options and warrants, which may include amounts from awards made in and prior to the years shown.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options and warrants, see Note 9. “Stock Options” to the Consolidated Financial Statements included in this Form 10-K.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding stock options granted to the Company’s Named Executive Officers during the fiscal year ended August 31, 2009.  The Company does not have any non-equity incentive plans and has therefore omitted the corresponding columns.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options ($/Sh)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Meetesh V. Patel (1)	6/24/09	2,000,000	0.52	980,000

(1)    On June 24, 2009 the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Meetesh V. Patel, the Company’s Chief Executive Officer, President and Chief Financial Officer.  Mr. Patel is also one of the Company’s directors. For the terms of the Employment Agreement, please refer to footnote (1) to the Summary Compensation table in “ITEM 11: EXECUTIVE COMPENSATION.”

(2)   The grant date fair value of these options and warrants was determined in accordance with FAS 123R, using a Black-Scholes option pricing model.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 9. Stock Options to the consolidated financial statements included in this Form 10-K.  The grant date fair value computed in accordance with FAS 123R was the same as that reported in the table above.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2009.

	Option Awards	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Meetesh V. Patel (1)	-	2,000,000	0.52	6/23/2019

(1)    On June 24, 2009 the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Meetesh V. Patel, the Company’s Chief Executive Officer, President and Chief Financial Officer.  Mr. Patel is also one of the Company’s directors. For the terms of the Employment Agreement, please refer to footnote (1) to the Summary Compensation table in “ITEM 11: EXECUTIVE COMPENSATION.”

OPTION EXERCISES AND STOCK VESTED

During the fiscal year ended August 31, 2009 none of the Named Executives exercised any stock options and none of the stock options vested.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 17, 2009 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares of Beneficially Owned(1)	Percent of Class(1)
1420525 Alberta Ltd. (2) 1628 West 1st Avenue, Suite 216 Vancouver, British Columbia, V6J 1G1	Stockholder	25,099,600 (2)	42.83%
Meetesh V. Patel 3905 National Drive, Suite 110 Burtonsville, MD 20866	President, Chief Executive Officer, Chief Financial Officer, and Director	-0-	-0- %
Jatinder Bhogal 3905 National Drive, Suite 110 Burtonsville, MD 20866	Director	10,000 (3)	0.02%
Alastair Livesey 3905 National Drive, Suite 110 Burtonsville, MD 20866	Director	10,000 (3)	0.02%
Joseph Sierchio 430 Park Avenue, Suite 702 New York, New York 10022	Director	60,000 (4)	0.10%
All Directors and Officers as a Group (4 persons)		80,000 (5)	0.14%

(1)     Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 58,600,600 shares of Common Stock issued and outstanding on a fully diluted basis as of November 17, 2009.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)     1420525 Alberta Ltd, is a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director, and controlling stockholder.  In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares.

(3)    Represents options to purchase 10,000 shares of the Company’s common stock.  This amount does not include 2,800,000 shares owned by 1420527 Alberta Ltd., a private Alberta corporation wholly owned by the Heritage Family Trust dated August 28, 2008, of which Amritpal Kaur Tanda is the trustee, for the benefit of Mehar Singh Bhogal, Mr. Jatinder Bhogal’s son.  Mr. Jatinder Bhogal is not a beneficiary or trustee of the aforementioned trust, nor does he otherwise have any voting or disposition authority over the shares owned by 1420527 Alberta Ltd. Accordingly, Mr. Jatinder Bhogal disclaims beneficial ownership of such shares.

(4)    Includes warrants to purchase 25,000 shares of the Company’s common stock and options to purchase 10,000 shares of the Company’s common stock.

(5)    Assumes exercise of all warrants and options exercisable within 60 days of November 17, 2009 that are owned by all officers and directors.

CHANGES IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control of the Company.

The Company does not have any change-of-control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all vested unexercised stock options may be exercised at any time within 90 days following the date the Named Executive Officer ceases to be an officer of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Wages and benefits

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 recorded in fiscal year 2008 for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the year ended August 31, 2009.  Pursuant to the terms of Mr. Cucinelli’s Employment Termination Agreement, he also received $50,000 severance, which is included in wages and benefits for the year ended August 31, 2009.

Upon Mr. Cucinelli’s resignation, on October 15, 2008, the Company simultaneously appointed Mr. Meetesh V. Patel as the President, Chief Executive Officer and Director of the Company.  Mr. Patel was appointed to Chief Financial Officer on January 9, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  During the year ended August 31, 2009, the Company recorded stock compensation of $121,819 related to the amortization of the stock option granted to Mr. Patel.

During the years ended August 31, 2009 and 2008, the Company incurred $77,154 and $118,534 in cash wages and benefits expense for services rendered by Mr. Cucinelli.

During the year ended August 31, 2009, the Company incurred $162,638 in cash wages and benefits expense for services rendered by Mr. Patel.

Please refer to “ITEM 11. EXECUTIVE COMPENSATION.”

Management fees – related party

During the year ended August 31, 2009, the Company incurred $4,472 for services rendered by Mr. Frank Fabio, the former consultant Chief Financial Officer (the “CFO) of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to the then CFO of the Company to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009 with a net $0 impact to the consolidated statement of operations for the year ended August 31, 2009. Please refer to “ITEM 11. EXECUTIVE COMPENSATION.”

Professional fees

During the years ended August 31, 2009 and 2008, the Company incurred total cash and equity compensation of $75,911 and $41,525 for services rendered by non-employee directors of the Company, which is included in professional fees.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.  During the years ended August 31, 2009 and 2008, the Company incurred $31,733 and $15,000 for services rendered by non-employee directors of the Company.

During the years ended August 31, 2009 and 2008, the Company recorded stock compensation of $44,178 and $26,525 for stock options that were previously granted and vest over time.

On March 10, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009 and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was $123,000.  During the years ended August 31, 2009 and 2008, the Company recorded $22,277 and $26,525 as stock compensation expense related to these stock options.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the year ended August 31, 2009 the Company recorded $35,163 as stock compensation expense related to these stock options.

Stock compensation recorded during the year ended August 31, 2009 includes the reversal of stock compensation expense of $13,262 recorded in fiscal year 2008 for Mr. Gladwin’s stock option.  On September 9, 2008, Mr. Gladwin resigned from the Company’s Board of Directors.  Upon Mr. Gladwin’s resignation, the stock option granted to him on March 10, 2008 to purchase 50,000 shares of common stock was forfeited.

During the years ended August 31, 2009 and 2008, the law firm of Sierchio Greco & Greco, LLP (“SG&G LLP”), the Company’s corporate and securities legal counsel, provided $102,460 and $122,464 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of SG&G LLP.  At August 31, 2009, the Company owed SG&G LLP $31,473 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Director Independence

For disclosure regarding director independence see “ITEM 10: “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board selected Peterson Sullivan, LLP (“Peterson Sullivan”) as the independent registered public accounting firm to audit the financial statements of the Company for its fiscal year ended August 31, 2009.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in the Company or any connection with the Company in any capacity otherwise than as independent accountants.

The Company does not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2009 and 2008.

	Year Ended
	August 31,
	2009	2008
Audit fees	$20,457	$22,885
Audit-related fees	2,007	—
Tax fees	12,081	6,272
Total fees	$34,545	$29,157

Audit Fees

Audit fees for the years ended August 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in the Company’s Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2009 and 2008.

Audit-Related Fees

Audit-related fees for the year ended August 31, 2009 consist of the aggregate fees billed by Peterson Sullivan for the review and providing of a consent for the Company’s Form S-1 that was filed with the SEC on October 9, 2009.

Tax Fees

Tax fees for the years ended August 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of August 31, 2009 and 2008
  Consolidated Statements of Operations for the years ended August 31, 2009 and 2008 and the cumulative period from Inception (May 5, 1998) to August 31, 2009
  Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2009
  Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008 and the cumulative period from Inception (May 5, 1998) to August 31, 2009
  Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized.

New Energy Technologies, Inc. (Registrant)
December 15, 2009	By /s/ Meetesh V. Patel Meetesh V. Patel Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature                                               Title                                                                        Date

/s/ Meetesh V. Patel            President, Chief Executive Officer,                                  December 15, 2009

Meetesh V. Patel                  Chief Financial Officer, Director

/s/ Jatinder Bhogal              Director                                                                                December 15, 2009

Jatinder Bhogal

/s/ Alastair Livesey             Director                                                                                December 15, 2009

Alastair Livesey

/s/ Joseph Sierchio              Director                                                                                December 15, 2009

Joseph Sierchio

Exhibit Index

Exhibit No.                            Description of Exhibit

                31.1                                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

                32.1                                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                ____________________

                *Filed herewith.