Form 10-Q
period 2009-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2010-01-07
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2009

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from ___________ to ___________

            Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3905 National Drive, Suite 110
Burtonsville, Maryland	20866
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ Not Applicable ☒.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,600,600 shares of Common Stock, par value $0.001, were outstanding on January 4, 2010.

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2009 AND AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	November 30,	August 31,
	2009	2009

ASSETS

Current assets
Cash and cash equivalents	$2,060,348	$2,736,221
Deferred research and development costs	54,084	39,559
Prepaid expenses and other current assets	48,335	7,586
Total current assets	2,162,767	2,783,366

Total assets	$2,162,767	$2,783,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$188,532	$98,467
Accrued liabilities	156,109	156,109
Total current liabilities	344,641	254,576

Long-term warrant liability	1,137,077	-

Total liabilities	1,481,718	254,576

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at November 30, 2009 and August 31, 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 58,600,600 shares issued and outstanding at November 30, 2009 and August 31, 2009	58,601	58,601
Additional paid-in capital	7,028,514	8,622,458
Deficit accumulated during the development stage	(6,406,066)	(6,152,269)
Total stockholders' equity	681,049	2,528,790

Total liabilities and stockholders' equity	$2,162,767	$2,783,366

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		May 5, 1998
	November 30,		(Inception) to
	2009	2008	November 30, 2009

Revenue	$-	$-	$-

Operating (income) expense
Investor relations	30,730	10,800	2,221,548
Marketing	210,863	-	583,083
Wages and benefits	225,360	(3,418,560)	1,029,356
Management fees - related party	-	6,553	207,546
Professional fees	92,568	60,790	825,170
Research and development	274,314	22,250	1,035,089
Travel and entertainment	6,706	22,378	306,004
Other operating expenses	61,755	16,375	373,108
Total operating (income) expense	902,296	(3,279,414)	6,580,904

Income (loss) from operations	(902,296)	3,279,414	(6,580,904)

Other income (expense)
Interest income	-	7,196	98,582
Interest expense	-	(106)	(11,002)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange gain (loss)	16	(53,553)	(83,525)
Change in fair value of warrant liability	991,254	-	991,254
Payable forgiven	-	-	30,000
Total other income (expense)	991,270	(46,463)	1,079,706

Income (loss) from continuing operations	88,974	3,232,951	(5,501,198)

Loss from discontinued operations	-	-	(162,097)

Net income (loss)	$88,974	$3,232,951	$(5,663,295)

Net income per common share - basic	$0.00	$0.06
Net income per common share - diluted	$0.00	$0.06

Weighted average number of common shares outstanding - basic	58,600,600	57,754,600
Weighted average number of common shares outstanding - diluted	59,475,520	57,754,600

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

							Deficit
						Accumulated	Accumulated		Total
						Other	During the		Stockholders'
	Preferred Stock		Common Stock		Additional	Comprehensive	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$ -	9,000,000	$ 9,000	$ (6,000)	$ -	$ -	$ -	$ 3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183
per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955
and services at $1.00 per Unit in February 2008

Exercise of Class C Warrants at $0.50	-	-
per share during March 2008			20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55	-	-
per share during May 2008			20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25
per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation
due to forfeiture of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Exercise of Class E Warrants at $0.60
per share during July 2009	-	-	20,000	20	11,980	-	-	-	12,000

Exercise of Class F Warrants at $1.25
per share during July - August 2009	-	-	826,000	826	1,031,674	-	-	-	1,032,500

Stock based compensation	-	-	-	-	183,312	-	-	-	183,312

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net income for the year	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income								1,950,482

Balance, August 31, 2009	-	-	58,600,600	58,601	8,622,458	-	(6,152,269)		2,528,790

Stock based compensation	-	-	-	-	191,616	-	-	-	191,616

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net income for the three months ended November 30, 2009	-	-	-	-	-	-	88,974	88,974	88,974
Total comprehensive income								$ 88,974

Balance, November 30, 2009	-	$ -	58,600,600	$ 58,601	$ 7,028,514	$ -	$ (6,406,066)		$ 681,049

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		May 5, 1998
	November 30,		(Inception) to
	2009	2008	November 30, 2009

Cash flows from operating activities
Income (loss) from continuing operations	$88,974	$3,232,951	$(5,501,198)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	-	4,482
Reversal of stock based compensation expense due to forfeiture of stock options	-	(3,587,040)	(3,591,093)
Stock based compensation expense	191,616	19,865	3,975,231
Change in fair value of warrant liability	(991,254)	-	(991,254)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(14,525)	-	(54,084)
Increase in prepaid expenses and other current assets	(40,749)	(2,529)	(48,335)
Increase in accounts payable	90,065	6,228	188,532
Increase in accrued liabilities	-	10,833	156,109
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(675,873)	(319,692)	(5,912,068)

Cash flows from investing activity
Purchase of fixed assets	-	-	(9,789)
Net cash used in investing activity	-	-	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and exercise of warrants, net	-	-	8,382,205
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	-	7,982,205

Increase (decrease) in cash and cash equivalents	(675,873)	(319,692)	2,060,348

Effect of foreign currency translation	-	49,011	-

Cash and cash equivalents at beginning of period	2,736,221	2,992,010	-

Cash and cash equivalents at end of period	$2,060,348	$2,721,329	$2,060,348

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$106	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(Formerly “Octillion Corp.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $6,406,066 as of November 30, 2009, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of New Energy Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of November 30, 2009 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended November 30, 2009 and 2008 and for the cumulative period from May 5, 1998 (inception) to November 30, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s 2009 Annual Report on Form 10-K.

Note 4.  Summary of Significant Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.  Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the three months ended November 30, 2009 and 2008, the Company incurred $274,314 and $22,250 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 9. “Warrants and Note 10. “Stock Options” for additional information on the Company’s stock-based compensation plans.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168, effective September 1, 2009, the beginning of its first quarter ended November 30, 2009.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 will be adopted by the Company in the second quarter of fiscal year 2010. The Company is currently evaluating the impact of ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

Note 5. Net Income per Share

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three months ended November 30, 2009, stock options and warrants to purchase 3,238,500 shares of common stock with a weighted-average exercise price of $1.26 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

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

Following is the computation of basic and diluted net income per share for the three months ended November 30, 2009 and 2008:

	Three Months Ended
	November 30,
	2009	2008

Basic EPS Computation
Numerator: income available to common stockholders	$ 88,974	$ 3,232,951

Denominator:
Weighted average number of common shares outstanding	58,600,600	57,754,600

Basic EPS	$ 0.00	$ 0.06

Dilutive EPS Computation
Numerator: income available to common stockholders	$ 88,974	$ 3,232,951

Denominator:
Weighted average number of common shares outstanding	58,600,600	57,754,600
Effect of dilutive securities:
Warrants	874,920	-
Total shares	59,475,520	57,754,600

Diluted EPS	$ 0.00	$ 0.06

Note 6. SolarWindow™ Technology

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at November 30, 2009 and August 31, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During the three months ended November 30, 2009 and 2008, the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to November 30, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  As of November 30, 2008, researchers had not expended any funds advanced to them and accordingly, no amortization of the deferred research and development costs was recorded during the three months ended November 30, 2008.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

Note 7. MotionPower™ Technology

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

On September 9, 2009, the Company entered into an agreement with VERYST Engineering, LLC (“Veryst”) whereby Veryst is performing ongoing testing of the Company’s vehicle energy harvester and advancing prototyping.  The total cost for such services under this agreement is $44,350.

Additionally, on September 9, 2009, the Company entered into an agreement with Veryst, whereby Veryst is developing a commercial scale truck energy harvester.  The total cost for such services under this agreement is $178,500.

During the three months ended November 30, 2009, the Company recorded $123,640 as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to November 30, 2009, the Company recorded $127,816 as research and development expense pursuant to these same agreements.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement with Sigma Design Company (“Sigma Design”) whereby Sigma Design provides ongoing engineering and product development services relating to the MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continues to provide engineering services relating to the development of the MotionPower™ Technology (the “Sigma Design Agreements”).  The Sigma Agreements may be terminated by either Sigma Design or KEC upon 30 days written notice to the other party.

During the three months ended November 30, 2009 the Company recorded $100,945 as research and development expense pursuant to the Sigma Design Agreements.   During the period from inception (May 5, 1998) to November 30, 2009, the Company recorded $182,613 as research and development expense pursuant to the Sigma Design Agreements.

Note 8. Capital Stock

Preferred Stock

At November 30, 2009 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

Common Stock

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 (the “2008 Private Placement”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Investors”).  The Class F Callable Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.25 per share.

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative, effective September 1, 2009, the beginning of the Company’s fiscal year 2010.  As of November 30, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants. See Note 9. “Warrants.”

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

Pursuant to the 2008 Private Placement and the Registration Rights Agreement, the Company and the Investors have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.

The Company engaged an agent (the “Agent”) to help in the fund raising efforts of the 2008 Private Placement.  The Agent was paid a total cash fee of 7% ($257,250) of the aggregate gross proceeds and Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the Agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

At the time of grant, the fair value of the 4,189,500 Class F Callable warrants was $5,236,875, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159.33%, risk-free interest rates of 4.76%, and expected lives of 3 years.  The proceeds received pursuant to the 2008 Private Placement allocated to the warrants were $2,337,885.

Note 9.  Warrants

Class E Warrants

As of November 30, 2009, the Company had 100,000 Class E Warrants outstanding and exercisable.  The Class E Warrants have an exercise price of $0.60 per share and expire on April 23, 2010.

Class F Callable Warrants

On February 12, 2008, the Company completed the 2008 Private Placement (see “Note 8. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to an Agent, the Company issued 4,189,500 Class F Callable Warrants, each to purchase a share of common stock at $1.25 per share, expiring on February 12, 2011.  Refer to Note 8. Capital Stock “Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

As of November 30, 2009, there were 3,188,500 Class F Callable Warrants outstanding and exercisable.

Class F Callable Warrant Liability

On September 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity, (formerly Emerging Issues Task Force (EIFT) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).  The Company determined that its Class F Callable Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 3,188,500 of its Class F Callable Warrants to long-term warrant liability, resulting in a cumulative adjustment to accumulated deficit as of September 1, 2009 of $342,771.

The Company’s Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  Fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability at November 30, 2009 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 178.97%, risk-free interest rate of 0.27%, and expected term of 1.2 years.  The Company recorded a non-cash gain related to the Class F Callable Warrants of $991,254 for the three months ended November 30, 2009.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of Class F Callable Warrants, prior to their expiration date of February 12, 2011, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Class F Callable Warrants at November 30, 2009.

The following reconciles the warrant liability for the three months ended November 30, 2009:

Beginning Balance, September 1, 2009	$2,128,331
Change in fair value of warrant liability	(991,254)
Ending Balance, November 30, 2009	$1,137,077

There were no Class E Warrants or Class F Callable Warrants granted or exercised during the three months ended November 30, 2009.

Note 10. Stock Options

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

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant.  In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

A summary of the Company’s stock option activity for the three months ended November 30, 2009 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value(1)

Outstanding at August 31, 2009 and November 30, 2009	2,150,000	$ 0.56	9.50 years	$ 240,000

Exercisable at November 30, 2009	30,000	$ 1.12	8.61 years	$ -

Available for grant at November 30, 2009	12,850,000

(1)  The weighted average remaining contractual term and aggregate intrinsic value are as of November 30, 2009.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

During the three months ended November 30, 2009 the Company recorded stock compensation expense of $191,616 for the amortization of the fair value of stock options previously granted and vesting over time, of which $8,887 is included in professional fees and $182,729 is included in wages and benefits.

During the three months ended November 30, 2008 the Company recorded stock compensation expense of $19,865 for the amortization of the fair value of stock options previously granted and vesting over time, of which $4,053 is included in management fees – related party and $15,812 is included in professional fees.

During the three months ended November 30, 2008, the Company also recorded a reversal of stock compensation expense previously recorded of $3,587,040, of which $3,573,778 is included in wages and benefits and $13,262 is included in professional fees.  Upon the resignation of Mr. Cucinelli as President and CEO of the Company on October 15, 2008 and Mr. Gladwin as a Board member on September 9, 2008, 1,250,000 and 50,000 stock options, respectively, that were previously granted to each of them were forfeited.

As of November 30, 2009, the Company had $734,362 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.75 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2009:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.52	2,000,000	9.57	$0.52	—	—	$—
0.85	100,000	8.78	0.85	20,000	8.78	0.85
1.66	50,000	8.28	1.66	10,000	8.28	1.66
$0.52 – $ 1.66	2,150,000	9.50	$0.56	30,000	8.61	$1.12

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11.  Related Party Transactions

Wages and benefits

During the three months ended November 30, 2009 and 2008, the Company incurred $42,065 and $27,361 in wages and benefits expense for services rendered by Mr. Meetesh Patel, the Company’s President, Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), and Director of the Company.  Additionally, during the three months ended November 30, 2009, the Company recorded stock compensation expense of $182,729 related to the stock option granted to Mr. Patel on June 24, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model.

During the three months ended November 30, 2009 and 2008, the Company incurred $566 and $77,154 in wages and benefits expense for services rendered by Mr. Cucinelli, the former President and CEO of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 previously recorded for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits.

Management fees – related party

During the three months ended November 30, 2008, the Company incurred $6,553, including stock compensation of $4,053, for services rendered by Mr. Frank Fabio, the former consultant CFO of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009.

Professional fees

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended November 30, 2009 the Company incurred $16,387, including stock compensation of $8,887, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three months ended November 30, 2008, the Company incurred $11,783, including stock compensation of $2,550, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three months ended November 30, 2009 and 2008, the law firm of Sierchio & Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $33,753 and $17,775 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At November 30, 2009, the Company owed S&CG LLP $24,750 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 12.  Subsequent Events

The Company has evaluated subsequent events through January 7, 2010, which is the date on which these consolidated financial statements were issued.  There have not been any events subsequent to November 30, 2009, other than the sublease agreement and the stock option grants as disclosed in the following paragraphs, that would require additional disclosure in the consolidated financial statements or that would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three months ended November 30, 2009 and 2008 and the cumulative period since inception (May 5, 1998) to November 30, 2009.

The Company’s corporate office is located at 3905 National Drive, Suite 110, Burtonsville, Maryland 20866. Through November 30, 2009, the offices were being provided to the Company on a rent free basis by MVP Law Group, P.A., of which the Company’s Chief Executive Officer and President is a founder and managing attorney.

Effective December 1, 2009, the Company entered into a one year sublease agreement with MVP Law Group, P.A., whereby the Company will pay MVP Law Group, P.A. $900 per month for this office space.

On December 15, 2009, the Board approved and the Company granted a stock option to Mr. Meetesh Patel, the Company’s President and Chief Executive Officer permitting Mr. Patel to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as quoted on the OTCBB on December 15, 2009 or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.  The stock option granted to Mr. Patel is fully vested and exercisable upon grant and expires five years from the grant date, on December 15, 2014.

On December 15, 2009, the Board also approved and the Company granted a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 20,000 shares on December 16, 2009; (b) as to 15,000 shares on December 16, 2010; and (c) as to 15,000 shares on December 16, 2011.  The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended November 30, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of New Energy Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

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

As of November 30, 2009 the Company had working capital of $1,818,126. Based upon the Company’s current level of operations and expenditures it believes that absent any modification or expansion of its existing activities research, development and testing, the cash on hand should be sufficient to enable the Company to continue operations at least through November 30, 2010.  However, any significant expansion in scope or acceleration in time of the Company’s current research and development activities, or commencement of any marketing activities, will require additional funds.

Because the Company is a smaller reporting company certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement and Option Agreement

On May 20, 2009, the Company, through it’s wholly-owned subsidiary,  New Energy Solar, entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a  prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”).  Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms and scope of work under the USF Sponsored Research Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms and scope of work under the USF Option Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Option Agreement have not been disclosed.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at November 30, 2009 and August 31, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During the three months ended November 30, 2009 and 2008, the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to November 30, 2009, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  As of November 30,

2008, researchers had not expended any funds advanced to them and accordingly, no amortization of the deferred research and development costs was recorded during the three months ended November 30, 2008.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

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

On September 9, 2009, the Company entered into an agreement with VERYST Engineering, LLC (“Veryst”) whereby Veryst is performing ongoing testing of the Company’s vehicle energy harvester and advancing prototyping.  The total cost for such services under this agreement is $44,350.

Additionally, on September 9, 2009, the Company entered into an agreement with Veryst, whereby Veryst is developing a commercial scale truck energy harvester.  The total cost for such services under this agreement is $178,500.

During the three months ended November 30, 2009, the Company recorded $123,640 as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to November 30, 2009, the Company recorded $127,816 as research and development expense pursuant to these same agreements.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement with Sigma Design Company (“Sigma Design”) whereby Sigma Design provides ongoing engineering and product development services relating to the MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continues to provide engineering services relating to the development of the MotionPower™ Technology (the “Sigma Design Agreements”).  The Sigma Agreements may be terminated by either Sigma Design or KEC upon 30 days written notice to the other party.

During the three months ended November 30, 2009 the Company recorded $100,945 as research and development expense pursuant to the Sigma Design Agreements.   During the period from inception (May 5, 1998) to November 30, 2009, the Company recorded $182,613 as research and development expense pursuant to the Sigma Design Agreements.

Nerve Regeneration Technology

On August 22, 2007, the Company spun off its wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with the shareholders of the Company. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of the Company’s operating income (expense) for the three months ended November 30, 2009 and 2008 was as follows:

	Three Months Ended
		November 30,		Increase /	Percentage
	2009		2008	(Decrease)	Change

Operating (income) expense
Investor relations	$30,730		$10,800	$19,930	185%
Marketing	210,863		-	210,863	*
Wages and benefits	225,360		(3,418,560)	3,643,920	*
Management fees - related party	-		6,553	(6,553)	*
Professional fees	92,568		60,790	31,778	52
Research and development	274,314		22,250	252,064	1,133
Travel and entertainment	6,706		22,378	(15,672)	(70)
Other operating expenses	61,755		16,375	45,380	277
Total operating (income) expense	$902,296		$(3,279,414)	$4,181,710	(128)%

* Not meaningful

                Investor Relations

Investor relations costs represent fees paid to publicize the Company’s technology within the industry and investor community with the purpose of increasing company recognition.

The increase in investor relations expense is due to the Company entering into a Shareholder Communications Agreement and a PR Agreement as described below.

Effective October 1, 2008, the Company entered into a one-year Market Access Services Agreement (the “Market Agreement”) to publicize its technology within the industry and increase company recognition and branding.  In accordance with the terms of the Market Agreement, the Company pays $1,900 per month for investor and public relations, corporate branding and corporate image services.

Effective April 15, 2009, the Company entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, the Company pays the third party consultant $1,250 per month. As a result of an increase in services provided to the Company, effective September 15, 2009, the Company and the third party consultant amended the Shareholder Communications Agreement whereby the Company pays the third party consultant $1,500 per month.

Effective July 29, 2009, the Company entered into a one-year Public Relations Agreement (the “PR Agreement”) with a third party consultant to implement a public relations program.  In accordance with the terms of the PR Agreement, the Company pays the third party consultant $6,500 per month.  After the initial one-year term, either party may cancel the PR Agreement upon 60-days written notice.

                Marketing

Marketing costs represent fees paid to advertise the Company’s technology, targeting potential customers.

During the fourth quarter of fiscal year 2009, the Company undertook an advertising program designed to establish the Company’s “brand” name recognition early on in its corporate development.  The Company intends to continue to develop and market its brand name pending commercialization of its MotionPower™ Technology and SolarWindow™ Technology products, if ever successfully developed. The Company believes its strategy ultimately will facilitate the marketing, distribution and public acceptance of its MotionPower™ Technology and SolarWindow™ Technology products, if and when safety approvals are received. The Company’s marketing efforts to date have generated more than 70 news media stories, including online, radio, television, and print media coverage in leading mainstream media in the United States.

                Wages and benefits

During the three months ended November 30, 2009 and 2008, the Company incurred $42,065 and $27,361 in wages and benefits expense for services rendered by Mr. Meetesh Patel, the Company’s President, Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), and Director of the Company.  Additionally, during the three months ended November 30, 2009, the Company recorded stock compensation expense of $182,729, which is included in wages and benefits expense, related to the stock option granted to Mr. Patel on June 24, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model.

During the three months ended November 30, 2009 and 2008, the Company incurred $566 and $77,154 in wages and benefits expense for services rendered by Mr. Cucinelli, the former President and CEO of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 previously recorded for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits.

Wages and benefits for the three months ended November 30, 2008 also includes $50,703 for severance paid to employees in the Company’s former administrative office in Vancouver, British Columbia, which was closed effective August 31, 2008.

                Management fees – related party

During the three months ended November 30, 2008, the Company incurred $6,553, including stock compensation of $4,053, for services rendered by Mr. Frank Fabio, the former consultant CFO of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009.

                Professional fees

Professional fees primarily consist of accounting, audit, and tax fees, legal fees, non-employee Board fees, and SEC related filing fees.

The $31,778 increase in professional fees is primarily due to an increase in legal fees of approximately $18,000 as a result of the Company utilizing legal counsel more during the current year to review new research and development and consulting agreements as well as preparing and filing the Company’s Form S-1.

Audit and audit related fees increased by approximately $6,300 during the three months ended November 30, 2009 as compared to the same period of the prior year partially as a result of the review services provided by the Company’s independent registered public accounting firm of Peterson Sullivan LLP (“Peterson Sullivan”) in connection with providing a consent to the inclusion of their report in connection with the filing of the Company’s Form S-1 and partially due to the timing and subsequent billing for the services rendered by Peterson Sullivan in connection with the audit of the Company’s year end financial statements.

Non-employee Board fees increased approximately $4,600 during the three months ended November 30, 2009 as compared to the same period of the prior year substantially as a result of stock compensation expense related to the grant of stock options previously granted to non-employee board members.

SEC related filing fees contributed to approximately $5,000 of the increase in professional fees during the three months ended November 30, 2009 as compared to the same period of the prior year substantially as a result of the filing fee paid to the SEC for the Form S-1.

                Research and development

Research and development costs represent costs incurred to develop the Company’s technology and are incurred pursuant to the Company’s sponsored research agreements with USF, development agreements with Veryst, consulting agreements with Sigma Design, and agreements with other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense for the three months ended November 30, 2009 consists substantially of costs incurred pursuant to the development agreements with Veryst, the Sigma Design Agreements, and the USF Sponsored Research Agreement.  During the three months ended November 30, 2009 the Company recorded $100,945 and $123,640 as research and development expense pursuant to the Sigma Design Agreements and the development agreements with Veryst.  Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms and scope of work under the USF Sponsored Research Agreement. The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

Research and development expense for the three months ended November 30, 2008 consists substantially of costs incurred pursuant to the development agreements with Veryst.

                Travel and entertainment

Travel and entertainment decreased $15,672 during the three months ended November 30, 2009 compared to the same period of the prior year primarily as a result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Subsequent to closing the Vancouver, Canada office in August 2008, employees were still transitioning their responsibilities to the newly appointed CFO (Mr. Frank Fabio was appointed on September 12, 2008) and the outsourced accounting function.  The transitioning process required travel and other related expenses.

                Other operating expenses

Other operating expenses includes rent, patent filing costs, utilities, office supplies, information technology related fees, printing costs, and other administrative costs.

Other operating expenses increased $45,380 during the three months ended November 30, 2009 as compared to the same period of the prior year substantially as a result of an increase in press releases of approximately $31,600.  During the three months ended November 30, 2009, the Company made several announcements by way of press releases regarding its MotionPower™ Technology and SolarWindow™ Technology.  Also contributing to the increase in other operating expenses during the three months ended November 30, 2009 is approximately $8,300 for patent application filing costs regarding the Company’s MotionPower™ Technology and SolarWindow™ Technology.

Other income (expense)

A summary of the Company’s other income (expense) for the three months ended November 30, 2009 and 2008 was as follows:

	Three Months Ended
	November 30,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Other income (expense)
Interest income	$-	$7,196	$(7,196)	*	%
Interest expense	-	(106)	106	*
Foreign exchange gain (loss)	16	(53,553)	53,569	*
Change in fair value of warrant liability	991,254	-	991,254	*
Total other income (expense)	$991,270	$(46,463)	$1,037,733	*	%

* Not meaningful

                Interest income

Interest income decreased during the three months ended November 30, 2009 as compared to the same period in the prior year primarily due to the closing of the administrative office in Vancouver, British Columbia, Canada. As of December 31, 2008, the Company transferred all of the funds in its interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

                Foreign exchange loss

The Company translates assets and liabilities of its foreign subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date.  The foreign exchange loss during the three months ended November 30, 2008 is substantially the result of cash infusions made from New Energy Technologies to the Company’s former foreign subsidiary, Octillion Technologies (denominated in Canadian dollars), thereby increasing the intercompany payable on Octillion Technologies’ balance sheet.  Octillion Technologies was dissolved, effective December 1, 2008.

Change in fair value of warrant liability

On September 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity.  The Company determined that its Class F Callable Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 3,188,500 of its Class F Callable Warrants to long-term warrant liability, resulting in a cumulative adjustment to accumulated deficit as of September 1, 2009 of $342,771.

The Company’s Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  The Company has valued its warrant liability at November 30, 2009 using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 178.97%, risk-free rate of 0.27%, and a term of 1.2 years.    A decrease in the remaining term of the Class F Callable Warrants during three months ended November 30, 2009 and a decline in the fair value of the Company’s common stock from September 1, 2009 to November 30, 2009 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $991,254 during the three months ended November 30, 2009.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $5,663,295 through November 30, 2009.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its photovoltaic and energy harvesting technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At November 30, 2009, the Company had a cash and cash equivalents balance of $2,060,348. The Company has financed its operations primarily pursuant to a Securities Purchase Agreement in which the Company received net proceeds of $3,395,955 in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $675,873 for the three months ended November 30, 2009, compared to net cash used of $319,692 in 2008.  The increase in cash used of $356,181 substantially reflects increases in amounts paid for investor relations of approximately $13,700, marketing of $210,600, and research and development of $168,700.  Offsetting these increases is a decrease in the amount paid for wages and benefits during the three months ended November 30, 2009 compared to 2008 of approximately $61,900 substantially as a result of the $50,000 severance payment made to Mr. Nicholas Cucinelli upon his resignation as the President and Chief Executive Officer of the Company, effective October 15, 2008.

Securities Purchase Agreement

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 (the “2008 Private Placement”) with certain institutional and other accredited investors (the “Investors”).

The Company engaged an agent (the “Agent”) to help in the fund raising efforts of the 2008 Private Placement.  The Agent was paid a total cash fee of 7% ($257,250) of the aggregate proceeds and received Class F Callable Warrants to purchase 514,500 shares of the Company’s common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the Agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

Related Party Transactions

Wages and benefits

During the three months ended November 30, 2009 and 2008, the Company incurred $42,065 and $27,361 in wages and benefits expense for services rendered by Mr. Meetesh Patel, the Company’s President, Chief Executive Officer

(the “CEO”), Chief Financial Officer (the “CFO”), and Director of the Company.  Additionally, during the three months ended November 30, 2009, the Company recorded stock compensation expense of $182,729 related to the stock option granted to Mr. Patel on June 24, 2009.  Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000 and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The fair value of the 2,000,000 stock options granted was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes Option Pricing Model.

During the three months ended November 30, 2009 and 2008, the Company incurred $566 and $77,154 in wages and benefits expense for services rendered by Mr. Cucinelli, the former President and CEO of the Company, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between the Company and Mr. Cucinelli.

On October 15, 2008, Mr. Nicholas Cucinelli resigned as President and Chief Executive Officer of the Company.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between the Company and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 previously recorded for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits.

Management fees – related party

During the three months ended November 30, 2008, the Company incurred $6,553, including stock compensation of $4,053, for services rendered by Mr. Frank Fabio, the former consultant CFO of the Company.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, the Company granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009.

Professional fees

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended November 30, 2009 the Company incurred $16,387, including stock compensation of $8,887, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three months ended November 30, 2008, the Company incurred $11,783, including stock compensation of $2,550, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three months ended November 30, 2009 and 2008, the law firm of Sierchio,& Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $33,753 and $17,775 of legal services to the Company. Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At November 30, 2009, the Company owed S&C LLP $24,750 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

In addition to the contractual obligations discussed above for the research and development agreements with the USF, Veryst and Sigma Design, as of November 30, 2009, the Company has future minimum lease payments of $14,000 under its corporate and other office operating leases.  In addition, the Company has future minimum payments totaling $19,000 pursuant to the Market Agreement entered into on October 1, 2008, $6,750 pursuant to a one-year Shareholder Communications Services Agreement entered into on April 15, 2009, and $45,500 pursuant to a one-year PR Agreement entered into on July 29, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2009 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the review of the Company’s consolidated financial statements for the quarter ended November 30, 2009, the Independent Registered Public Accounting Firm identified an error in the Company’s calculation of the fair value of the Class F Callable Warrants as of November 30, 2009, resulting in a material adjustment  to the financial statements that was required to appropriately account for the Company’s warrant liability.   As a result, the Company has concluded that there is a material weakness regarding its internal control over financial reporting.  In this regard, the Company has implemented a change in its internal review process in order to enhance its effectiveness and to mitigate any further weaknesses.

(b) Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except as described in (a) above, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                                                                New Energy Technologies, Inc.

                                                                (Registrant)

January 7, 2010	By: /s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Chief Financial Officer, Secretary, Director