Form 10-Q
period 2010-02-28
NEW ENERGY TECHNOLOGIES, INC.
filed 2010-04-16
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,600,600 shares of common stock, par value $0.001, were outstanding on April 8, 2010.

	NEW ENERGY TECHNOLOGIES, INC.
	(Formerly “Octillion Corp.”)
	FORM 10-Q
	For the Quarterly Period Ended February 28, 2010
	Table of Contents

	PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets (Unaudited)		3
Consolidated Statements of Operations (Unaudited)		4
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)		5
Consolidated Statements of Cash Flows (Unaudited)		6
Notes to Consolidated Financial Statements (Unaudited)		7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 4T.	Controls and Procedures.	30
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Submission of Matters to a Vote of Security Holders.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	31
Signatures
Certifications

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2010 AND AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	February 28,	August 31,
	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$1,510,880	$2,736,221
Deferred research and development costs	68,185	39,559
Prepaid expenses and other current assets	36,903	7,586
Total current assets	1,615,968	2,783,366

Total assets	$1,615,968	$2,783,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$115,360	$98,467
Accrued liabilities	162,837	156,109
Warrant liability	572,333	-
Total current liabilities	850,530	254,576

Total liabilities	850,530	254,576

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at February 28, 2010 and August 31, 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 58,600,600 shares issued and outstanding at February 28, 2010 and August 31, 2009	58,601	58,601
Additional paid-in capital	7,246,886	8,622,458
Deficit accumulated during the development stage	(6,540,049)	(6,152,269)
Total stockholders' equity	765,438	2,528,790

Total liabilities and stockholders' equity	$1,615,968	$2,783,366

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		May 5, 1998
	February 28,		February 28,		(Inception) to
	2010	2009	2010	2009	February 28, 2010

Revenue	$-	$-	$-	$-	$-

Operating (income) expense
Investor relations	37,367	5,700	68,097	16,500	2,258,915
Marketing	3,172	-	214,035	-	586,255
Wages and benefits	247,426	40,629	472,787	(3,377,931)	1,276,783
Management fees - related party	-	(2,081)	-	4,472	207,546
Professional fees	134,793	100,852	227,362	163,033	952,467
Research and development	167,814	58,720	442,128	80,970	1,202,903
Travel and entertainment	23,935	11,991	30,641	34,369	329,939
Other operating expenses	83,498	20,447	145,251	35,431	464,101
Total operating (income) expense	698,005	236,258	1,600,301	(3,043,156)	7,278,909

Income (loss) from operations	(698,005)	(236,258)	(1,600,301)	3,043,156	(7,278,909)

Other income (expense)
Interest income	-	547	-	7,743	98,582
Interest expense	-	(161)	-	(267)	(11,002)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	59,704	-	59,704	59,704
Foreign exchange gain (loss)	(722)	635	(706)	(52,918)	(84,247)
Change in fair value of warrant liability	564,744	-	1,555,998	-	1,555,998
Payable forgiven	-	-	-	-	30,000
Total other income (expense)	564,022	60,725	1,555,292	14,262	1,643,728

Income (loss) from continuing operations	(133,983)	(175,533)	(45,009)	3,057,418	(5,635,181)

Loss from discontinued operations	-	-	-	-	(162,097)

Net income (loss)	$(133,983)	$(175,533)	$(45,009)	$3,057,418	$(5,797,278)

Net income (loss) per common share - basic	$(0.00)	$(0.00)	$(0.00)	$0.05
Net income (loss) per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.05

Weighted average number of common shares outstanding - basic	58,600,600	57,754,600	58,600,600	57,754,600
Weighted average number of common shares outstanding - diluted	58,600,600	57,754,600	58,600,600	57,754,600
(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated
						Other	Deficit Accumulated		Total
	Preferred Stock		Common Stock		Additional	Comprehensive	During the	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$ -	9,000,000	$ 9,000	$ (6,000)	$ -	$ -	$ -	$ 3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183
per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955
and services at $1.00 per Unit in February 2008

Exercise of Class C Warrants at $0.50	-	-
per share during March 2008			20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55	-	-
per share during May 2008			20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25
per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation
due to forfeiture of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Exercise of Class E Warrants at $0.60
per share during July 2009	-	-	20,000	20	11,980	-	-	-	12,000

Exercise of Class F Warrants at $1.25
per share during July - August 2009	-	-	826,000	826	1,031,674	-	-	-	1,032,500

Stock based compensation	-	-	-	-	183,312	-	-	-	183,312

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net income for the year	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income								1,950,482

Balance, August 31, 2009	-	-	58,600,600	58,601	8,622,458	-	(6,152,269)		2,528,790

Stock based compensation	-	-	-	-	409,988	-	-	-	409,988

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net loss for the six months ended February 28, 2010	-	-	-	-	-	-	(45,009)	(45,009)	(45,009)
Total comprehensive income								$ (45,009)

Balance, February 28, 2010	-	$ -	58,600,600	$ 58,601	$ 7,246,886	$ -	$ (6,540,049)		$ 765,438
(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Six Months Ended		May 5, 1998
	February 28,		(Inception) to
	2010	2009	February 28, 2010

Cash flows from operating activities
Income (loss) from continuing operations	$(45,009)	$3,057,418	$(5,635,181)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	-	4,482
Reversal of stock based compensation expense due to forfeiture of stock options	-	(3,591,093)	(3,591,093)
Stock based compensation expense	409,988	35,677	4,193,603
Change in fair value of warrant liability	(1,555,998)	-	(1,555,998)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(28,626)	140,519	(68,185)
Increase in other receivable	-	(120,299)	-
Increase in prepaid expenses and other current assets	(29,317)	(333)	(36,903)
Increase (decrease) in accounts payable	16,893	(10,388)	115,360
Increase in accrued liabilities	6,728	9,472	162,837
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(1,225,341)	(479,027)	(6,461,536)

Cash flows from investing activity
Purchase of fixed assets	-	-	(9,789)
Net cash used in investing activity	-	-	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and exercise of warrants, net	-	-	8,382,205
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	-	7,982,205

Increase (decrease) in cash and cash equivalents	(1,225,341)	(479,027)	1,510,880

Effect of foreign currency translation	-	(10,693)	-

Cash and cash equivalents at beginning of period	2,736,221	2,992,010	-

Cash and cash equivalents at end of period	$1,510,880	$2,502,290	$1,510,880

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$267	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(Formerly “Octillion Corp.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $6,540,049 as of February 28, 2010, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of New Energy Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of February 28, 2010 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and six months ended February 28, 2010 and 2009 and for the cumulative period from May 5, 1998 (inception) to February 28, 2010. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

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

Estimates

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

During the three months ended February 28, 2010 and 2009, the Company incurred $167,814 and $58,720 on research and development activities.  During the six months ended February 28, 2010 and 2009, the Company incurred $442,128 and $80,970 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 9. “Warrants” and Note 10. “Stock Options” for additional information on the Company’s stock-based compensation plans.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The Company adopted ASC 820-10, effective December 1, 2009, which did not have a material impact on its consolidated financial position, results of operations, and cash flows.

On February 24, 2010, the FASB issued Accounting Standards Update  (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in its second quarter of 2010.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company will adopt this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, the Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Note 5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three and six months ended February 28, 2010 and the three months ended February 28, 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three and six months ended February 28, 2010, because their effect would be anti-dilutive, are stock options and warrants to acquire 5,838,500 shares of common stock with a weighted-average exercise price of $0.93 per share.

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

Following is the computation of basic and diluted net income per share for the three and six months ended February 28, 2010 and 2009:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Basic and Diluted EPS Computation
Numerator: income available to common stockholders	$ (133,983)	$ (175,533)	$ (45,009)	$ 3,057,418

Denominator:
Weighted average number of common shares outstanding	58,600,600	57,754,600	58,600,600	57,754,600

Basic and diluted EPS	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.05

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2010 and August 31, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During both the three and six months ended February 28, 2010 and 2009, the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to February 28, 2010, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009, and is included in research and development expense for the three and six months ended February 28, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

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

During the three and six months ended February 28, 2010, the Company recorded $109,650 and $233,290 as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to February 28, 2010, the Company recorded $237,466 as research and development expense pursuant to these same agreements.  As of February 28, 2010, work performed pursuant to the agreements entered into with Veryst on September 9, 2009 was complete.

The Company continues to utilize Veryst, on a consulting basis, to further test and calibrate the MotionPower™ Technology.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement (the “Initial Sigma Consulting Agreement”) with Sigma Design Company (“Sigma Design”) whereby Sigma Design provides ongoing engineering and product development services relating to the development of the MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continues to provide engineering services relating to the development of the MotionPower™ Technology (the “Additional Sigma Consulting Agreement” and, together with the Initial Sigma Consulting Agreement, collectively the “Sigma Design Agreements”). Each of the Sigma Design Agreements may be terminated by either Sigma Design or KEC upon 30 days written notice to the other party.  The Company has also engaged Sigma Design to assist the Company in conducting durability field tests of its MotionPower™ Technology.

During the three and six months ended February 28, 2010, the Company recorded $12,747 and $121,025 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.  During the three and six months ended February 28, 2009, The Company did not record any research and development expense pursuant to the Sigma Design Agreements.  During the period from inception (May 5, 1998) to February 28, 2010, the Company recorded $202,694 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

Note 8. Capital Stock

Preferred Stock

At February 28, 2010 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of February 28, 2010 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants. See Note 9. “Warrants.”

The Class F Callable Warrants are callable by the Company, at a repurchase price of $0.001 per warrant, subject to certain conditions, after the earlier to occur of (i) the expiration of the then applicable hold periods for a cashless exercise under Rule 144 as promulgated pursuant to the Securities Act of 1933, as amended or (ii) the date the registration statement filed pursuant to the Registration Rights Agreement is declared effective by the SEC, which was declared effective by the SEC on March 21, 2008, if New Energy Technologies, Inc.’s common stock, the volume weighted average price for each of 5 consecutive Trading Days exceeds $1.75.

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

Note 9.  Warrants

Class E Warrants

As of February 28, 2010, the Company had 100,000 Class E Warrants outstanding and exercisable.  The Class E Warrants have an exercise price of $0.60 per share and expire on April 23, 2010.

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

As of February 28, 2010, there were 3,188,500 Class F Callable Warrants outstanding and exercisable.

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

The Company has valued its warrant liability at February 28, 2010 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 144.67%, risk-free interest rate of 0.32%, and expected term of 0.96 years.  The Company recorded a non-cash gain related to the Class F Callable Warrants of $564,744 and $1,555,998 during the three and six months ended February 28, 2010.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of Class F Callable Warrants, prior to their expiration date of February 12, 2011, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Class F Callable Warrants at February 28, 2010.

The following reconciles the warrant liability for the six months ended February 28, 2010:

Beginning Balance, September 1, 2009	$2,128,331
Change in fair value of warrant liability	(1,555,998)
Ending Balance, February 28, 2010	$572,333

There were no Class E Warrants or Class F Callable Warrants granted or exercised during the three and six months ended February 28, 2010.

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

A summary of the Company’s stock option activity for the six months ended February 28, 2010 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 31, 2009	2,150,000	$ 0.56
Grants	400,000	0.44
Outstanding at February 28, 2010	2,550,000	$ 0.54	8.6 years	$ 104,000

Exercisable at February 28, 2010	350,000	$ 0.53	5.2 years	$ 34,100

Available for grant at February 28, 2010	12,450,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on February 28, 2010. The intrinsic value changes based on the fair market value of the Company’s common stock.

On December 15, 2009, the Board approved and the Company granted a stock option to Mr. Meetesh Patel, the Company’s President and Chief Executive Officer permitting Mr. Patel to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant as quoted on the OTCBB on December 15, 2009, the date of grant.  The stock option granted to Mr. Patel is fully vested and exercisable upon grant and expires five years from the grant date, on December 15, 2014.  On December 15, 2009, the date of grant, the Company recorded $82,500 as wages and benefits related to the fair value of the 250,000 stock options.  The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 143.72%, risk-free interest rate of 0.88%, expected life of 2.5 years, and a 0% dividend yield.

On December 15, 2009, the Board also approved and the Company granted a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant as quoted on the OTCBB on December 15, 2009, the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 20,000 shares on December 16, 2009; (b) as to 15,000 shares on December 16, 2010; and (c) as to 15,000 shares on December 16, 2011.  The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 50,000 stock option was $17,500, estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 140.41%, risk-free interest rate of 1.38%, expected life of 3.25 years, and a 0% dividend yield.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that was recorded in the Company’s consolidated statements of operations for the three and six months ended February 28, 2010 and 2009:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Wages and benefits	$183,562	$-	$366,292	$(3,573,778)
Management fees - related party	-	(4,053)	-	4,053
Professional fees	34,809	15,812	43,696	14,309
Total	$218,371	$11,759	$409,988	$(3,555,416)

The share-based compensation expense table above includes the reversal of stock compensation expense related to stock options that were previously granted and forfeited.

During the three months ended February 28, 2009, the Company recorded a reversal of stock compensation expense previously recorded of $4,053, which is included in management fees – related party.  Upon the resignation of Mr. Frank Fabio as Chief Financial Officer of the Company on January 9, 2009, 50,000 stock options that were previously granted were forfeited.

During the six months ended February 28, 2009, the Company recorded a reversal of stock compensation expense previously recorded of $3,591,093, of which $3,573,778 is included in wages and benefits and $17,315 is included in professional fees.  In addition to the forfeiture of Mr. Fabio’s 50,000 stock options on January 9, 2009, upon the resignation of Mr. Cucinelli as President and CEO of the Company on October 15, 2008 and Mr. Gladwin as a Board member on September 9, 2008, 1,250,000 and 50,000 stock options, respectively, that were previously granted to each of them were forfeited.

As of February 28, 2010, the Company had $650,990 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.5 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2010:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.44	400,000	4.8	$0.44	310,000	4.8	$0.44
0.52	2,000,000	9.3	0.52	—	—	—
0.85	100,000	8.5	0.85	20,000	8.5	0.85
1.66	50,000	8.0	1.66	20,000	8.0	1.66
$0.44 – $ 1.66	2,550,000	8.6	$0.54	350,000	5.2	$0.53

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11.  Related Party Transactions

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended February 28, 2010, the Company incurred $42,309, including stock compensation of $34,809, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the six months ended February 28, 2010, the Company incurred $58,696, including stock compensation of $43,696, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three and six months ended February 28, 2010, the law firm of Sierchio & Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $47,588 and $81,340 of legal services to the Company.  Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At February 28, 2010, the Company owed S&CG LLP $16,138 which is included in accounts payable.

The Company’s corporate office is located at 3905 National Drive, Suite 110, Burtonsville, Maryland 20866. On December 1, 2009, the Company entered into a one year sublease agreement with MVP Law Group, P.A., of which the Company’s Chief Executive Officer and President is a founder and managing attorney, with respect to this office space.  Monthly rent is $900.  Additionally, the Company paid a $900 security deposit.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 12.  Subsequent Events

On April 6, 2010, the Company amended its Employment Agreement dated June 24, 2009 with Mr. Meetesh Patel, the Company’s Chief Executive Officer, President, and Chief Financial Officer to provide that Mr. Patel will continue to serve as the Company’s Chief Executive Officer and President until at least March 31, 2011.  Mr. Patel is also one of the Company’s directors.  In consideration for Mr. Patel’s undertaking to continue to serve in such capacities, the Company granted Mr. Patel a stock option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.58 per share, the closing price of the Company’s common stock on April 6,

2010, the date of grant, as reported on the Over the Counter Bulletin Board).  The stock option expires five years from the date of grant on April 6, 2015. Subject to the terms, restrictions, and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between the Company and Mr. Patel, the option vests as follows:

(a)     as to 37,500 on June 30, 2010;

(b)     as to 37,500 on September 30, 2010;

(c)     as to 37,500 on December 31, 2010; and

(d)     as to 37,500 on March 31, 2011.

On April 1, 2010, the Company entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin will provide technical advice, guidance, and management oversight to help advance the commercial development of the Company’s technologies, including but not necessarily limited to its SolarWindow™ and MotionPower™ technologies.  In consideration of Mr. Conklin’s services, the Company will pay Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter.  In additional consideration of Mr. Conklin’s services, the Company granted Mr. Conklin a stock option to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.54 per share, the closing price of the Company’s common stock on the date of grant.  The stock option expires five years from the date of grant on April 1, 2010. The stock option granted Mr. Conklin vests upon the achievement of specific technical, product development, and/or business milestones.

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe, ,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies, (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our consolidated results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

Overview

We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of New Energy Technologies, Inc. and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada and has no assets and no liabilities.

KEC was incorporated on June 19, 2008 in the State of Nevada and has no assets and no liabilities.

Octillion Technologies was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Canadian office. We ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, we dissolved Octillion Technologies and eliminated all intercompany balances, effective December 1, 2008.

New Energy Solar was incorporated on February 9, 2009 in the State of Florida and has no assets and no liabilities.

Our research and development activities include the development of a technology to adapt home and office glass windows, skylights, and building facades into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

Ultimately, we plan to market MotionPower™ Technology and/or SolarWindow™ Technology products, if any, subject to receiving any requisite regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. The decision as to which method or methods of commercialization we will pursue will depend on various factors including, but not limited to, our financial resources at the time, manufacturing costs, market acceptance of the product(s), and competing technologies or products at the time.

We believe that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization. Currently no such products or arrangements exist, nor can we currently project with any degree of accuracy when, if ever, such products or arrangements may exist.  If we do not ultimately commercialize products derived from our MotionPower™ Technology and/or SolarWindow™ Technology we will not generate revenues from our operations as currently conducted.

Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.

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

As of February 28, 2010 we had working capital of $765,438. Based upon our current level of operations and expenditures we believe that absent any modification or expansion of our existing activities, research, development and testing, the cash on hand should be sufficient to enable us to continue operations at least through February 28, 2011.  However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

Because we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made on a Form 10-Q.

SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement and Option Agreement

On May 20, 2009, our wholly-owned subsidiary, New Energy Solar, entered into the USF Sponsored Research Agreement with USF, for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products which we refer to in this Prospectus as the “SolarWindow™ Technology.”  Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms and scope of work under the USF Sponsored Research Agreement; our request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, our wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology. Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms and scope of work under the USF Option Agreement; our request was granted by the SEC on June 11, 2009. Accordingly, these terms of the USF Option Agreement have not been disclosed.

Terminated Research Agreements

UIUC Sponsored Research Agreement

On August 25, 2006, through our wholly owned subsidiary, Sungen, we entered into a Sponsored Research Agreement (“ UIUC Sponsored Research Agreement  ”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, Sungen, amended its Sponsored Research Agreement with UIUC. Pursuant to this amended Sponsored Research Agreement, we agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.

The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. Pursuant to the terms of the UIUC Sponsored Research Agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2010 and August 31, 2009. However, we have not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. We are of the opinion that to the extent these funds were not expended they are refundable to us.

During both the three and six months ended February 28, 2010 and 2009, we did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to February 28, 2010, we recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, we entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of our photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement we agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, we advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, in order to preserve our working capital, we decided that it was in our best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised our termination right by providing written notice to Oakland University of our election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009, and is included in research and development expense for the three and six months ended February 28, 2009.  The remaining $120,299 was refunded to us in April 2009.

MotionPower™ Technology

Veryst Agreement

On November 4, 2008, our wholly-owned subsidiary, KEC, entered into an agreement (the “Veryst Agreement”) with Veryst Engineering LLC (“Veryst”) relating to the development of a car and truck energy harvester . The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement.  Our request was granted on November 25, 2008.

On September 9, 2009, we entered into another agreement with Veryst whereby Veryst is performing ongoing testing of our vehicle energy harvester and advancing prototyping.

Additionally, on September 9, 2009, we entered into an agreement with Veryst, whereby Veryst is developing a commercial scale truck energy harvester.

During the three and six months ended February 28, 2010, we recorded $109,650 and $233,290 as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to February 28, 2010, we recorded $237,466 as research and development expense pursuant to these same agreements.  As of February 28, 2010, work performed pursuant to the agreements entered into with Veryst on September 9, 2009 was complete.

We continue to utilize Veryst, on a consulting basis, to further test and calibrate our MotionPower™ Technology.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement (the “Initial Sigma Consulting Agreement”) with Sigma Design Company (“Sigma Design”) whereby Sigma Design provides ongoing engineering and product development services relating to the development of the MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continues to provide engineering services relating to the development of the MotionPower™ Technology (the “Additional Sigma Consulting Agreement” and, together with the Initial Sigma Consulting Agreement, collectively the “Sigma Design Agreements”). Each of the Sigma Design Agreements may be terminated by either Sigma Design or us upon 30 days written notice to the other party.  The Company has also engaged Sigma Design to assist the Company in conducting durability field tests of its MotionPower™ Technology.

During the three and six months ended February 28, 2010, we recorded $12,747 and $121,025 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests..   During the three and six months ended February 28, 2009, we did not record any research and development expense pursuant to the Sigma Design Agreements.  During the period from inception (May 5, 1998) to February 28, 2010, we recorded $202,694 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

Nerve Regeneration Technology

On August 22, 2007, we spun off our wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with our shareholders. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of our operating income (expense) for the three and six months ended February 28, 2010 and 2009 was as follows:

	Three Months Ended
		February 28,		Increase /	Percentage
	2010		2009	(Decrease)	Change

Operating (income) expense
Investor relations	$37,367		$5,700	$31,667	556%
Marketing	3,172		-	3,172	*
Wages and benefits	247,426		40,629	206,797	509
Management fees - related party	-		(2,081)	2,081	*
Professional fees	134,793		100,852	33,941	34
Research and development	167,814		58,720	109,094	186
Travel and entertainment	23,935		11,991	11,944	100
Other operating expenses	83,498		20,447	63,051	308
Total operating (income) expense	$698,005		$236,258	$461,747	195%

* Not meaningful

	Six Months Ended
		February 28,		Increase /	Percentage
	2010		2009	(Decrease)	Change

Operating (income) expense
Investor relations	$68,097		$16,500	$51,597	313%
Marketing	214,035		-	214,035	*
Wages and benefits	472,787		(3,377,931)	3,850,718	*
Management fees - related party	-		4,472	(4,472)	*
Professional fees	227,362		163,033	64,329	39
Research and development	442,128		80,970	361,158	446
Travel and entertainment	30,641		34,369	(3,728)	(11)
Other operating expenses	145,251		35,431	109,820	310
Total operating (income) expense	$1,600,301		$(3,043,156)	$4,643,457	*	%

* Not meaningful

                Investor Relations

Investor relations costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition.

The increase in investor relations expense during the three and six months ended February 28, 2010 compared to the same time periods in 2009 is primarily due to us entering into a Shareholder Communications Agreement and a Public Relations Agreement (the ”PR Agreement”) as described below.

Effective October 1, 2008, we entered into a one-year Market Access Services Agreement (the “Market Agreement”) to publicize our technology within the industry and increase company recognition and branding.  In accordance with the terms of the Market Agreement, we pay $1,900 per month for investor and public relations, corporate branding and corporate image services.  The Market Agreement automatically renewed on October 1, 2009 for another one-year term.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we initially paid the third party consultant $1,250 per month. As a result of an increase in services provided to us, effective September 15, 2009, the Shareholder Communications Agreement was amended, increasing the amount paid the consultant to $1,500 per month.  The Shareholder Communications Agreement was subsequently amended again, effective February 1, 2010, increasing the amount paid the consultant to $1,667 per month.

Effective July 29, 2009, we entered into a one-year PR Agreement with a third party consultant to implement a public relations program.  In accordance with the terms of the PR Agreement, we pay the third party consultant $6,500 per month.  After the initial one-year term, either party may cancel the PR Agreement upon 60-days written notice.

                Marketing

Marketing costs represent fees paid to advertise our technology, targeting potential customers.

In June 2009, we undertook a targeted advertising program designed to establish our “brand” name recognition early on in our corporate development.  We intend to continue to develop and market our brand name, pending commercialization of our MotionPower™ Technology and SolarWindow™ Technology products, if ever successfully developed. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of our MotionPower™ Technology and SolarWindow™ Technology products, if and when safety approvals are received. Our marketing efforts to date have generated more than 70 news media stories, including online, radio, television, and print media coverage in leading mainstream media in the United States. We completed our targeted advertising program in September 2009.

                Wages and benefits

During the three months ended February 28, 2010 and 2009, we incurred $43,492 and $40,629 in wages and benefits expense for services rendered by Mr. Meetesh Patel, our President, Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), and Director.  Additionally, during the three months ended February 28, 2010, we recorded stock compensation expense of $183,563, $101,063 of which is the amortization of the fair value of the stock option granted to Mr. Patel on June 24, 2009 and $82,500 of which is the fair value of the stock option granted to Mr. Patel on December 15, 2009, permitting him to purchase up to 250,000 shares of our common stock at an exercise price of $0.44 per share.  The stock option granted to Mr. Patel on December 15, 2009 is fully vested and exercisable upon grant and expires five years from the date of grant, on December 15, 2014.

During the three months ended February 28, 2010, we also incurred $20,372 in wages expense for services rendered by Mr. James B. Wilkinson.  On February 1, 2010 we entered into an “at will” employment agreement with Mr. Wilkinson pursuant to which Mr. Wilkinson was to serve as the Vice President Corporate Development and Chief Operating Officer of the Company, in consideration for which Mr. Wilkinson was to receive an annual salary of $150,000 (the “Wilkinson Agreement”). On February 15, 2010, we received Mr. Wilkinson’s resignation, effective as of February 15, 2010, and his concurrence to the mutual termination of the Wilkinson Agreement.  The termination was not based upon any disagreement between us and Mr. Wilkinson.  As of February 28, 2010, Mr. Wilkinson had resigned from all positions with us.

During the six months ended February 28, 2010, we incurred $451,849 in wages, benefits, and stock compensation expense for services rendered by Mr. Patel.  We also incurred $566 in wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, our former President and CEO and $20,372 in wages expense for services rendered by Mr. Wilkinson.

During the six months ended February 28, 2009, we incurred $67,990 in wages and benefits expense for services rendered by Mr. Patel.  We also incurred $77,154 in wages and benefits expense for services rendered by Mr. Cucinelli, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between us and Mr. Cucinelli.

On October 15, 2008, Mr. Cucinelli resigned as President and Chief Executive Officer.  As a result, the stock option granted him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between us and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 previously recorded for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the six months ended February 28, 2009.

Wages and benefits for the six months ended February 28, 2009 also includes $50,703 for severance paid to employees in our former administrative office in Vancouver, British Columbia, which was closed effective August 31, 2008.

                Management fees – related party

During the three months ended February 28, 2009, we recognized income of $2,081, reflecting the reversal of stock compensation of $4,053, for services rendered by Mr. Frank Fabio, our former consultant CFO.  Mr. Fabio resigned as CFO, effective January 9, 2009.

During the six months ended February 28, 2009, we incurred $6,553, including stock compensation of $4,053, for services rendered by Mr. Fabio.

On September 12, 2008, we granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of our common stock at an exercise price of $0.78 per share. The fair value of the 50,000 stock options was $35,500 on the date of grant.  Under the terms of the stock option agreement, the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 recorded during the quarter ended November 30, 2008 for Mr. Fabio’s stock option was reversed during the quarter ended February 28, 2009.

                Professional fees

Professional fees primarily consist of accounting, audit and tax fees, legal fees, non-employee Board fees, and SEC related filing fees.

Professional fees increased $33,941 during the three months ended February 28, 2010 compared to the same period in 2009 primarily as a result of increases in Board fees of approximately $19,000, legal fees of $7,100, and SEC filing fees of $11,000, offset by a decrease in accounting related fees of approximately $3,100.  The increase in Board fees is entirely due to stock compensation related to stock options that were granted to non-employee board members on December 15, 2009.  The increases in both legal and SEC filing fees are directly related to the preparation and filing of our Form S-1, and amendments thereto.

Professional fees increased $64,329 during the six months ended February 28, 2010 compared to the same period in 2009 primarily as a result of increases in Board fees of approximately $23,600, legal fees of $25,100, and SEC filing fees of $16,000.  The increase in Board fees is entirely due to stock compensation related to stock options that were granted to non-employee board members on December 15, 2009.  The increases in both legal and SEC filing fees are directly related to the preparation and filing of our Form S-1, and amendments thereto.

                Research and development

Research and development costs represent costs incurred to develop our technology and are incurred pursuant to our sponsored research agreements with USF, development agreements with Veryst, consulting agreements with Sigma Design, and agreements with other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Please refer to the appropriate sections above for disclosure of the specific terms and amounts incurred for each research and development agreement.

                Travel and entertainment

Travel and entertainment increased $11,944 during the three months ended February 28, 2010 compared to the same period of the prior year primarily due to executive and Board member travel required as part of the ongoing research and  development efforts as well as in connection with the preparation and filing of our Form S-1 and amendments thereto.

Overall, travel and entertainment decreased $3,728 during the six months February 28, 2010 compared to the same period of the prior year primarily as a result of us closing our administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008. Subsequent to closing the Vancouver, Canada office, employees needed to transition their administrative responsibilities, which required travel and other related expenses during the quarter ended November 30, 2008.  The decrease in travel and entertainment between first quarter 2010 compared to 2009 more than offset the increase between second quarter 2010 and 2009, as described in the preceding paragraph.

                Other operating expenses

Other operating expenses includes rent, patent filing costs, utilities, office supplies, information technology related fees, printing costs, and other administrative costs.

Other operating expenses increased $63,051 during the three months ended February 28, 2010 as compared to the same period of the prior year partially as a result of an increase in patent expense of approximately $36,700.  During the three months ended February 28, 2010, we filed United States and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology.  Also contributing to the increase in other operating expenses during the three months ended February 28, 2010 compared to 2009 is approximately $11,125 for directors and officers insurance and $9,700 for utilities and website re-design fees.

Other operating expenses increased $109,820 during the six months ended February 28, 2010 as compared to the same period of the prior year partially as a result of increases in patent expense of approximately $45,000 and press releases of approximately $27,800. As mentioned in the preceding paragraph, we filed United States and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology and made several announcements by way of press releases regarding our MotionPower™ Technology and SolarWindow™ Technology.  Also contributing to the increase in other operating expenses during the six months ended February 28, 2010 compared to 2009 is approximately $16,688 for directors and officers insurance and $11,774 for utilities and website re-design fees.

Other income (expense)

A summary of our other income (expense) for the three and six months ended February 28, 2010 and 2009 was as follows:

	Three Months Ended
	February 28,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Interest income	$-	$547	$(547)	*	%
Interest expense	-	(161)	161	*
Gain on dissolution of foreign subsidiary	-	59,704	(59,704)	*
Foreign exchange gain (loss)	(722)	635	(1,357)	*
Change in fair value of warrant liability	564,744	-	564,744	*
Total other income (expense)	$564,022	$60,725	$503,297	829%

* Not meaningful

	Six Months Ended
	February 28,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Interest income	$-	$7,743	$(7,743)	*	%
Interest expense	-	(267)	267	*
Gain on dissolution of foreign subsidiary	-	59,704	(59,704)	*
Foreign exchange gain (loss)	(706)	(52,918)	52,212	(99)
Change in fair value of warrant liability	1,555,998	-	1,555,998	*
Total other income (expense)	$1,555,292	$14,262	$1,541,030	10,805%

* Not meaningful

                Interest income

Interest income decreased during the three and six months ended February 28, 2010 as compared to the same period in the prior year primarily due to the closing of the administrative office in Vancouver, British Columbia, Canada.

As of December 31, 2008, we transferred all of the funds in our interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

Gain on dissolution of foreign subsidiary

Octillion Technologies provided administrative services to our Canadian office. We ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, we dissolved Octillion Technologies and eliminated all intercompany balances and recorded a gain on our investment in Octillion Technologies equal to the accumulated other comprehensive income at December 1, 2008, the time of the dissolution.

                Foreign exchange loss

We translate assets and liabilities of our foreign subsidiaries, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date.  The foreign exchange loss during the six months ended February 28, 2009 is substantially the result of cash infusions made from New Energy Technologies to our former foreign subsidiary, Octillion Technologies (denominated in Canadian dollars), thereby increasing the intercompany payable on Octillion Technologies’ balance sheet.  Octillion Technologies was dissolved, effective December 1, 2008.

Change in fair value of warrant liability

On September 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity.  We determined that our Class F Callable Warrants contained a Dilutive Issuance provision.  As a result, we reclassified 3,188,500 of our Class F Callable Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of September 1, 2009 of $342,771.

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  We have valued our warrant liability at February 28, 2010 using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 144.67%, risk-free rate of 0.32%, and a term of 0.96 years.    Decreases in the remaining term and volatility of the Class F Callable Warrants during three months ended February 28, 2010 and a decline in the fair value of our common stock from December 1, 2009 to February 28, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $564,744 during the three months ended February 28, 2010.

Decreases in the remaining term and volatility of the Class F Callable Warrants during six months ended February 28, 2010 and a decline in the fair value of our common stock from September 1, 2009 to February 28, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $1,555,998 during the six months ended February 28, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $6,540,049 through February 28, 2010.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At February 28, 2010, we had a cash and cash equivalents balance of $1,510,880. We have financed our operations primarily pursuant to a Securities Purchase Agreement in which we received net proceeds of $3,395,955 in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $1,225,341 for the six months ended February 28, 2010, compared to net cash used of $479,027 for the same period in 2009.  The increase in cash used of $746,314 substantially reflects an increase in amounts paid for investor relations of approximately $51,600, marketing of $214,000, and research and development of $361,200.

Securities Purchase Agreement

On February 12, 2008, we consummated the sale of an aggregate of 3,675,000 shares of our common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of our common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 (the “2008 Private Placement ”) with certain institutional and other accredited investors (the “Investors”).

We engaged an agent (the “Agent”) to help in the fund raising efforts of the 2008 Private Placement. The agent was paid a total cash fee of 7% ($257,250) of the aggregate proceeds ($257,250) and received Class F Callable Warrants to purchase 514,500 shares of our common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the Agent was reimbursed $6,045 for expenses incurred on our behalf.

Related Party Transactions

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended February 28, 2010, we incurred $42,309, including stock compensation of $34,809, for services rendered by our non-employee directors, which is included in professional fees.

During the six months ended February 28, 2010, we incurred $58,696, including stock compensation of $43,696, for services rendered by our non-employee directors, which is included in professional fees.

During the three and six months ended February 28, 2010, the law firm of Sierchio & Company, LLP (“S&C LLP”), our corporate and securities legal counsel, provided $47,588 and $81,340 of legal services to us.  Joseph Sierchio, one of our non-employee directors, is a principal of S&C LLP.  At February 28, 2010, we owed S&C LLP $16,138 which is included in accounts payable.

Our corporate office is located at 3905 National Drive, Suite 110, Burtonsville, Maryland 20866. On December 1, 2009, we entered into a one year sublease agreement with MVP Law Group, P.A., of which our Chief Executive Officer and President is a founder and managing attorney, with respect to this office space.  Monthly rent is $900.  Additionally, we paid a $900 security deposit.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

In addition to the contractual obligations discussed above for the research and development agreement with USF, as of February 28, 2010, we have future minimum lease payments of $12,500 under our corporate and other office operating leases.  In addition, we have future minimum payments totaling $13,300 pursuant to the Market Agreement entered into on October 1, 2008, $2,500 pursuant to the Shareholder Communications Services Agreement entered into on April 15, 2009, and $26,000 pursuant to the PR Agreement entered into on July 29, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting

During the review of our consolidated financial statements for the quarter ended November 30, 2009, the Independent Registered Public Accounting Firm identified an error in our calculation of the fair value of the Class F Callable Warrants as of November 30, 2009, resulting in a material adjustment to the financial statements that was required to appropriately account for our warrant liability.   We measure the fair value of the Class F Callable Warrants using the Black-Scholes pricing model.  When calculating the volatility of our common stock, we, in error, used the historical stock prices for the wrong company.  The difference between the fair value of the Class F Callable Warrants using the correct volatility and the incorrect volatility resulted in a material adjustment.  The Independent Registered Public Accounting Firm discovered this error while performing their review procedures of the financial statements for the quarter ended November 30, 2009.

During the quarter ended February 28, 2010, we implemented an additional review process whereby the Chief Financial Officer reviews the Black Scholes models, recalculating the fair value for all equity instruments.  We believe that this additional level of review will be effective in mitigating any further material weaknesses.

We have completed testing of our remediation efforts and have concluded that as of February 28, 2010, the improvement to our internal controls over financial reporting was effective and that the material weakness discussed above does not exist at the end of the period covered by this quarterly report.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1          Articles of Incorporation *

3.2          Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. *

3.3          By Laws *

4.1          Securities Purchase Agreement dated February 8, 2008 *

10.1        Employment Termination Agreement with Mr. Cucinelli *

10.2        Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Mr. Meetesh Patel *

10.3       Amendment to the Employment Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel *

10.4       Stock Option Agreement Dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel *

10.5       Employment Agreement dated February 1, 2010 between New Energy Technologies, Inc. and James B. Wilkinson *

10.6       Resignation and Mutual Determination to terminate employment between New Energy Technologies, Inc. and Brent Wilkinson, dated February 15, 2010 *

10.7        Redacted USF Sponsored Research Agreement *

10.8        Redacted USF Option Agreement *

10.9        Redacted Veryst Agreement *

10.10      Redacted Sigma Design Agreement *

10.11      Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date *

10.12      Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date *

31.1     Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

____________________

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

New Energy Technologies, Inc.

(Registrant)

April 16, 2010                                                                      By: /s/ Meetesh Patel

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