Form 10-K/A
period 2009-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2010-05-06
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (the “10-K Amendment”) is being filed by New Energy Technologies, Inc. (the “Company”) and replaces in its entirety the Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2009 (the “Original Filing”).  This 10-K Amendment is being filed in response to a letter received from the SEC dated April 9, 2010 and provides additional disclosure as noted below.  There were no adjustments made to the audited financial statements included in the Original Filing.

This Form 10-K/A revises:

Part I “Forward-Looking Statements” by removing reference to the Private Securities Litigation Reform Act and the safe harbor provisions of Section 21E and 27A.

Item 1 “Business” by adding additional disclosure under the heading “Testing of the SolarWindow™ Technology”.

Item 13 “Certain Relationships and Related Transactions, and Director Independence” by adding additional disclosure under “Transactions with Related Persons, Promoters and Certain Control Persons”.

The Exhibit Index by including the exhibits required by Item 601 of Regulation S-K and incorporating such exhibits by reference to the Company’s report on Form 10-Q for the quarterly period ended February 28, 2010 filed with the Commission on April 16, 2010.

In connection with the filing of this Form 10-K/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications.

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2009 contain forward-looking statements which involve assumptions and describe the Company’s future plans, strategies, and expectations. These statements are generally identified by the use of the words “ may,” “ will,” “ should,” “ expect,” “ anticipate ,” “ estimate,” “ believe,,” “ intend,” or “ project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for the Company’s technologies, its potential profitability, and cash flows (b) its growth strategies, (c) expectations from its ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) its future financing plans and (f) its anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Manatement’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, the Company will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of the Company’s management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by the Company in its reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.

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

Testing of the SolarWindow™ Technology

Researchers at USF set out to determine the performance of the Company’s SolarWindow™ technology, currently under development, against commercially available solar cells when operating under various artificial light conditions. Under all three simulated, artificial lighting conditions in these tests, the Company’s solar module outperformed the three commercially-available solar cells tested.

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

Recently Issued Accounting Pronouncements

See Note 3.  “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of August 31, 2009 and 2008	33
Consolidated Statements of Operations for the Years Ended August 31, 2009 and 2008 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2009	34
Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2009	35
Consolidated Statements of Cash Flows for the Years Ended August 31, 2009 and 2008 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2009	36
Notes to Consolidated Financial Statements	37

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 17, 2009 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares of Beneficially Owned(1)	Percent of Class(1)
1420525 Alberta Ltd. (2) 1628 West 1st Avenue, Suite 216 Vancouver, British Columbia, V6J 1G1	Stockholder	25,099,600 (2)	42.83%
Meetesh V. Patel 3905 National Drive, Suite 110 Burtonsville, MD 20866	President, Chief Executive Officer, Chief Financial Officer, and Director	-0-	-0- %
Jatinder Bhogal 0 0% 3905 National Drive, Suite 110 Burtonsville, MD 20866	Director	10,000 (3)	0.02%
Alastair Livesey 0 0% 3905 National Drive, Suite 110 Burtonsville, MD 20866	Director	10,000 (3)	0.02%
Joseph Sierchio 430 Park Avenue, Suite 702 New York, New York 10022	Director	60,000 (4)	0.10%
All Directors and Officers as a Group (4 persons)		80,000 (5)	0.14%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

The Company does not have a formal written policy for the review and approval of transactions with related parties. However, the Company’s Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Chairman of the Board. The Company’s employees are expected to disclose personal interests that may conflict with the Company’s and they may not engage in personal activities that conflict with their responsibilities and obligations to the Company. If any actual or potential conflict of interest is reported, the Company’s entire Board of Directors and outside legal counsel annually review all transactions and relationships disclosed and the Board makes a formal determination regarding each director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

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

New Energy Technologies, Inc. (Registrant)
May 6, 2010	By /s/ Meetesh V. Patel Meetesh V. Patel Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature                                               Title                                                                        Date

/s/ Meetesh V. Patel            President, Chief Executive Officer,                                  May 6, 2010

Meetesh V. Patel                  Chief Financial Officer, Director

/s/ Jatinder Bhogal              Director                                                                                May 6, 2010

Jatinder Bhogal

/s/ Joseph Sierchio               Director                                                                               May 6, 2010

Joseph Sierchio

Exhibit Index

Exhibit No.            Description of Exhibit

3.1                          Articles of Incorporation (1)

3.2                          Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc (1)

3.3                          By Laws (1)

4.1                          Securities Purchase Agreement dated February 8, 2008 (1)

10.1                        Employment Termination Agreement with Mr. Cucinelli (1)

10.2                        Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Mr. Meetesh Patel (1)

10.3                        Redacted USF Sponsored Research Agreement (1)

10.4                        Redacted USF Option Agreement (1)

10.5                        Redacted Veryst Agreement (1)

10.6                        Redacted Sigma Design Agreement (1)

10.7                        Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc, correcting the grant date (1)

10.8                        Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date (1)

                31.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

                32.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                ____________________

                *Filed herewith.

                (1) Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended February 28, 2010 filed with the Commission on April 16, 2010