Form 10-Q/A
period 2009-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2010-05-06
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A (the “10-Q Amendment”) is being filed by New Energy Technologies, Inc. (the “Company”) and replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on January 7, 2010 (the “Original Filing”).  This 10-Q Amendment is being filed in response to a letter received from the SEC dated April 9, 2010 and provides additional disclosure as noted below.  There were no adjustments made to the unaudited financial statements included in the Original Filing.

This Form 10-Q/A revises:

The Exhibit Index to include the exhibits required by Item 601 of Regulation S-K and incorporating such exhibits by reference to the Company’s report on Form 10-Q for the quarterly period ended February 28, 2010 as filed with the Commission on April 16, 2010.

Item 4T. Controls and Procedures by adding additional disclosure under both (a) Disclosure Controls and Procedures and (b) Internal Control over Financial Reporting.

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this 10-Q Amendment certain currently dated certifications.

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

Note 4.  Summary of Significant Accouting Policies

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

During the review of the Company’s consolidated financial statements for the quarter ended November 30, 2009, the Independent Registered Public Accounting Firm identified an error in the Company’s calculation of the fair value of the Class F Callable Warrants as of November 30, 2009, resulting in a material adjustment to the financial statements that was required to appropriately account for the Company’s warrant liability.   The Company measures the fair value of the Class F Callable Warrants using the Black-Scholes pricing model.  When calculating the volatility of the Company’s common stock, the Company, in error, used the historical stock prices for the wrong company.  The difference between the fair value of the Class F Callable Warrants using the correct volatility and the incorrect volatility resulted in a material adjustment.  The Independent Registered Public Accounting Firm discovered this error while performing their review procedures of the financial statements for the quarter ended November 30, 2009.

As a result, the Company has concluded that there is a material weakness regarding its internal control over financial reporting.  In this regard, the Company has implemented a change in its internal review process in order to enhance its effectiveness and to mitigate any further weaknesses (please refer to (b) below).

(b) Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As described in (a) above, subsequent to November 30, 2009, the Company has implemented an additional review process whereby the Chief Financial Officer reviews the Black Scholes models, recalculating the fair value for all equity instruments.  The Company believes that this additional level of review will be effective in mitigating any further material weaknesses.

The Company acknowledges that the material weakness existed as of November 30, 2009.  However, the Company has completed testing of its remediation efforts and has concluded that as of February 28, 2010, the improvement to the Company’s internal controls over financial reporting was effective and that the material weakness discussed above did not exist at the quarterly period ended February 28, 2010.

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

____________________

*Filed herewith.

(1) Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended February 28, 2010 as filed with the Commission on April 16, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

                                                New Energy Technologies, Inc.

                                                (Registrant)

May 6, 2010	By: /s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Chief Financial Officer, Secretary, Director