Form 10-Q
period 2010-05-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2010-07-15
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,600,600 shares of common stock, par value $0.001, were outstanding on July 9, 2010.

NEW ENERGY TECHNOLOGIES, INC.

(Formerly “Octillion Corp.”)

FORM 10-Q

For the Quarterly Period Ended May 31, 2010

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 AND AUGUST 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$1,048,347	$2,736,221
Deferred research and development costs	43,130	39,559
Prepaid expenses and other current assets	25,537	7,586
Total current assets	1,117,014	2,783,366

Total assets	$1,117,014	$2,783,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$94,743	$98,467
Accrued liabilities	244,259	156,109
Warrant liability	406,673	-
Total current liabilities	745,675	254,576

Total liabilities	745,675	254,576

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at May 31, 2010 and August 31, 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 58,600,600 shares issued and outstanding at May 31, 2010 and August 31, 2009	58,601	58,601
Additional paid-in capital	7,358,812	8,622,458
Deficit accumulated during the development stage	(7,046,074)	(6,152,269)
Total stockholders' equity	371,339	2,528,790

Total liabilities and stockholders' equity	$1,117,014	$2,783,366

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		May 5, 1998
	May 31,		May 31,		(Inception) to
	2010	2009	2010	2009	May 31, 2010

Revenue	$-	$-	$-	$-	$-

Operating (income) expense
Investor relations	30,245	12,312	98,342	28,812	2,289,160
Marketing	222,677	11,015	436,713	11,465	808,933
Wages and benefits	132,463	40,369	605,250	(3,337,562)	1,409,246
Management fees - related party	-	-	-	4,472	207,546
Professional fees	136,847	47,903	364,207	210,935	1,089,312
Research and development	72,025	98,868	514,152	179,838	1,274,927
Travel and entertainment	22,380	1,592	53,022	35,962	352,320
Other operating expenses	54,410	19,423	199,662	54,404	518,512
Total operating (income) expense	671,047	231,482	2,271,348	(2,811,674)	7,949,956

Income (loss) from operations	(671,047)	(231,482)	(2,271,348)	2,811,674	(7,949,956)

Other income (expense)
Interest income	-	-	-	7,743	98,582
Interest expense	-	-	-	(267)	(11,002)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	59,704	59,704
Foreign exchange loss	(638)	-	(1,344)	(52,918)	(84,885)
Change in fair value of warrant liability	165,660	-	1,721,658	-	1,721,658
Payable forgiven	-	-	-	-	30,000
Total other income (expense)	165,022	-	1,720,314	14,262	1,808,750

Income (loss) from continuing operations	(506,025)	(231,482)	(551,034)	2,825,936	(6,141,206)

Loss from discontinued operations	-	-	-	-	(162,097)

Net income (loss)	$(506,025)	$(231,482)	$(551,034)	$2,825,936	$(6,303,303)

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.05

Weighted average number of common shares outstanding - basic and diluted	58,600,600	57,754,600	58,600,600	57,754,600

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated	Deficit
						Other	Accumulated		Total
	Preferred Stock		Common Stock		Additional	Comprehensive	During the	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$ -	9,000,000	$ 9,000	$ (6,000)	$ -	$ -	$ -	$ 3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the period	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183
per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955
and services at $1.00 per Unit in February 2008

Exercise of Class C Warrants at $0.50	-	-
per share during March 2008			20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55	-	-
per share during May 2008			20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25
per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Reversal of stock based compensation due to forfeiture
of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Exercise of Class E Warrants at $0.60
per share during July 2009	-	-	20,000	20	11,980	-	-	-	12,000

Exercise of Class F Warrants at $1.25
per share during July - August 2009	-	-	826,000	826	1,031,674	-	-	-	1,032,500

Stock based compensation	-	-	-	-	183,312	-	-	-	183,312

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net income for the year	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income								1,950,482

Balance, August 31, 2009	-	-	58,600,600	58,601	8,622,458	-	(6,152,269)		2,528,790

Stock based compensation	-	-	-	-	521,914	-	-	-	521,914

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net loss for the nine months ended May 31, 2010	-	-	-	-	-	-	(551,034)	(551,034)	(551,034)
Total comprehensive loss								$ (551,034)

Balance, May 31, 2010	-	$ -	58,600,600	$ 58,601	$ 7,358,812	$ -	$ (7,046,074)		$ 371,339
(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Nine Months Ended		May 5, 1998
	May 31,		(Inception) to
	2010	2009	May 31, 2010

Cash flows from operating activities
Income (loss) from continuing operations	$(551,034)	$2,825,936	$(6,141,206)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	-	4,482
Reversal of stock based compensation expense due to forfeiture of stock options	-	(3,591,093)	(3,591,093)
Stock based compensation expense	521,914	48,755	4,305,529
Change in fair value of warrant liability	(1,721,658)	-	(1,721,658)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(3,571)	107,904	(43,130)
Increase in prepaid expenses and other current assets	(17,951)	(577)	(25,537)
Increase (decrease) in accounts payable	(3,724)	33,486	94,743
Increase in accrued liabilities	88,150	-	244,259
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(1,687,874)	(575,589)	(6,924,069)

Cash flows from investing activity
Purchase of fixed assets	-	-	(9,789)
Net cash used in investing activity	-	-	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and exercise of warrants, net	-	-	8,382,205
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	-	7,982,205

Increase (decrease) in cash and cash equivalents	(1,687,874)	(575,589)	1,048,347

Effect of foreign currency translation	-	(10,693)	-

Cash and cash equivalents at beginning of period	2,736,221	2,992,010	-

Cash and cash equivalents at end of period	$1,048,347	$2,405,728	$1,048,347

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$267	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(Formerly “Octillion Corp.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $7,046,074 as of May 31, 2010, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of New Energy Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of May 31, 2010 and August 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and nine months ended May 31, 2010 and 2009 and for the cumulative period from May 5, 1998 (inception) to May 31, 2010. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

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

During the three months ended May 31, 2010 and 2009, the Company incurred $72,025 and $98,868 on research and development activities.  During the nine months ended May 31, 2010 and 2009, the Company incurred $514,152 and $179,838 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 9. Warrants” and “Note 10. Stock Options” for additional information on the Company’s stock-based compensation plans.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of its third quarter of fiscal 2011. Other than requiring additional disclosures, the adoption of this standard did not and will not have a material impact on the Company’s consolidated financial position and results of operations.

Note 5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three and nine months ended May 31, 2010 and the three months ended May 31, 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three and nine months ended May 31, 2010, because their effect would be anti-dilutive, are stock options and warrants to acquire 6,138,500 shares of common stock with a weighted-average exercise price of $0.91 per share.  Excluded from the computation of diluted net loss per share for the three months ended May 31, 2009, because their effect would be anti-dilutive, are stock options and warrants to acquire 4,284,500 shares of common stock with a weighted-average exercise price of $1.23 per share.

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

Following is the computation of basic and diluted net income per share for the three and nine months ended May 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Basic and Diluted EPS Computation
Numerator: net income (loss)	$ (506,025)	$ (231,482)	$ (551,034)	$ 2,825,936

Denominator:
Weighted average number of common shares outstanding - basic and diluted	58,600,600	57,754,600	58,600,600	57,754,600

Basic and diluted net income (loss) per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ 0.05

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

On June 21, 2010, the Company, through its wholly-owned subsidiary, New Energy Solar, also entered into a License Agree Agreement (the “USF License Agreement”) with the University of South Florida Research Foundation, Inc., a corporation not for profit under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has obtained exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to Rule 24b-2, on June 28, 2010 the Company submitted a request to the SEC for confidential treatment of certain portions of the USF License Agreement (the “USF CTR”), relating to the payment terms, scope of work under the USF Option Agreement. The USF CTR is pending.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2010 and August 31, 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During both the three and nine month periods ended May 31, 2010 and 2009, the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to May 31, 2010, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of the Company’s photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, the Company, in order to preserve its working capital, decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009, and is included in research and development expense for the nine months ended May 31, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

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

During the three and nine months ended May 31, 2010, the Company recorded $46,969 and $280,259 as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to May 31, 2010, the Company recorded $284,435 as research and development expense pursuant to these same agreements.

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

During the three and nine months ended May 31, 2010, the Company recorded $0 and $121,025 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.  During both the three and nine month periods ended May 31, 2009, the Company recorded $18,847 as research and development expense pursuant to the Sigma Design Agreements.  During the period from inception (May 5, 1998) to May 31, 2010, the Company recorded $202,694 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

Note 8. Capital Stock

Preferred Stock

At May 31, 2010 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of May 31, 2010 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants. See “Note 9. Warrants.”

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

Note 9.  Warrants

Class E Warrants

On April 23, 2010, the Company’s outstanding 100,000 Class E Warrants expired unexercised.  Therefore, as of May 31, 2010, there are no Class E Warrants outstanding.

Class F Callable Warrants

On February 12, 2008, the Company completed the 2008 Private Placement (see “Note 8. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to an Agent, the Company issued 4,189,500 Class F Callable Warrants, each to purchase a share of common stock at $1.25 per share, expiring on February 12, 2011.  Refer to “Note 8. Capital Stock - Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

As of May 31, 2010, there were 3,188,500 Class F Callable Warrants outstanding and exercisable.

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

The Company has valued its warrant liability at May 31, 2010 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 104.62%, risk-free interest rate of 0.22%, and expected term of 0.7 years.  The Company recorded non-cash gains related to the Class F Callable Warrants of $165,660 and $1,721,658 during the three and nine months ended May 31, 2010.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of Class F Callable Warrants, prior to their expiration date of February 12, 2011, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Class F Callable Warrants at May 31, 2010.

The following reconciles the warrant liability for the nine months ended May 31, 2010:

Beginning Balance, September 1, 2009	$2,128,331
Change in fair value of warrant liability	(1,721,658)
Ending Balance, May 31, 2010	$406,673

There were no Class E Warrants or Class F Callable Warrants granted or exercised during the three and nine months ended May 31, 2010.

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

A summary of the Company’s stock option activity for the nine months ended May 31, 2010 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 31, 2009	2,150,000	$ 0.56
Grants	800,000	0.50
Outstanding at May 31, 2010	2,950,000	$ 0.54	7.8 years	$ 578,000

Exercisable at May 31, 2010	350,000	$ 0.53	4.9 years	$ 86,800

Available for grant at May 31, 2010	12,050,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on May 28, 2010 (May 31, 2010 was a Monday, Memorial Day, which is considered a national holiday). The intrinsic value changes based on the fair market value of the Company’s common stock.

Stock Option Grants During the Quarter Ended May 31, 2010

On April 6, 2010, the Company entered into an Amendment to the Employment Agreement dated June 24, 2009 with Mr. Meetesh Patel (the “Amended Employment Agreement”), the Company’s Chief Executive Officer,

President, and Chief Financial Officer.  Mr. Patel is also one of the Company’s directors.  Pursuant to the Amended Employment Agreement, Mr. Patel agreed to continue to serve as the Company’s President and Chief Executive Officer, until March 31, 2011 (the “Employee Employment Commitment”).  In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.58 per share, the fair market value of the Company’s common stock on the date of grant as quoted on the OTCBB on April 6, 2010, the date of grant.  The stock option expires five years from the date of grant on April 6, 2015. Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between the Company and Mr. Patel, the option vests as follows:

(a)     as to 37,500 on June 30, 2010;

(b)     as to 37,500 on September 30, 2010;

(c)     as to 37,500 on December 31, 2010; and

(d)     as to 37,500 on March 31, 2011.

The grant date fair value of the 150,000 stock options granted Mr. Patel was $72,403, estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 139.58%, risk-free interest rate of 2.71%, expected life of 3.75 years, and a 0% dividend yield.

On April 1, 2010, the Company entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin will provide technical advice, guidance, and management oversight to help advance the commercial development of the Company’s technologies, including but not necessarily limited to its SolarWindow™ and MotionPower™ technologies.  In consideration of Mr. Conklin’s services, the Company will pay Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter.  In additional consideration of Mr. Conklin’s services, the Company granted Mr. Conklin a stock option to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.54 per share, the fair market value of the Company’s common stock on the date of grant as quoted on the OTCBB.  The stock option expires five years from the date of grant on April 1, 2015. The stock option granted Mr. Conklin vests upon the achievement of specific technical, product development, and/or business milestones.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Conklin ceases to provide consulting services to the Company.  Upon termination of such service, Mr. Conklin will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the 250,000 stock options granted Mr. Conklin was $119,975, estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 139.53%, risk-free interest rate of 2.59%, expected life of five years, and a 0% dividend yield.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time,  that was recorded in the Company’s consolidated statements of operations for the three and nine months ended May 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Wages and benefits	$85,369	$-	$451,661	$(3,573,778)
Professional fees	26,557	13,078	70,253	31,440
Total	$111,926	$13,078	$521,914	$(3,542,338)

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

During the nine months ended May 31, 2009, the Company recorded a reversal of stock compensation expense previously recorded of $3,591,093, of which $3,573,778 is included in wages and benefits and $17,315 is included in professional fees.  Upon the resignation of Mr. Frank Fabio as Chief Financial Officer of the Company on January 9, 2009, 50,000 stock options that were previously granted him were forfeited. Mr. Nicholas Cucinelli, the Company’s former President and Chief Operating Officer forfeited 1,250,000 stock options upon his resignation on October 15, 2008 and Mr. Gladwin forfeited 50,000 stock option upon his resignation as a Board member on September 9, 2008.

As of May 31, 2010, the Company had $720,883 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of four years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2010:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.44	400,000	4.6	$0.44	310,000	4.6	$0.44
0.52	2,000,000	9.1	0.52	—	—	—
0.54	250,000	4.8	0.54	—	—	—
0.58	150,000	4.9	0.58	—	—	—
0.85	100,000	8.3	0.85	20,000	8.3	0.85
1.66	50,000	7.8	1.66	20,000	7.8	1.66
$0.44 – $ 1.66	2,950,000	7.8	$0.54	350,000	4.9	$0.53

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11.  Related Party Transactions

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended May 31, 2010, the Company incurred $20,927, including stock compensation of $13,427, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the nine months ended May 31, 2010, the Company incurred $79,623, including stock compensation of $57,123, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three and nine months ended May 31, 2010, the law firm of Sierchio & Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $121,892 and $203,232 of legal services to the Company.  Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At May 31, 2010, the Company owed S&CG LLP $26,185 which is included in accounts payable.

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

Terminated Research Agreements

UIUC Sponsored Research Agreement

On August 25, 2006, through our wholly owned subsidiary, Sungen, we entered into a Sponsored Research Agreement (“UIUC Sponsored Research Agreement”) with the University of Illinois at Urbana-Champaign (“UIUC”) for the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure (the “UIUC Silicon Nanoparticle Energy Technology”). On July 23, 2007, Sungen, amended its Sponsored Research Agreement with UIUC. Pursuant to this amended Sponsored Research Agreement, we agreed to provide an additional $203,617 to the previously awarded amount of $219,201 for a total of $422,818, to the University of Illinois in order to accelerate the development of films of silicon nanoparticle material composed of nanosilicon photovoltaic solar cells that have the potential to convert solar radiation to electrical energy.

The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. Pursuant to the terms of the UIUC Sponsored Research Agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2010 and August 31, 2009. However, we have not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. We are of the opinion that to the extent these funds were not expended they are refundable to us.

During both the three and nine month periods ended May 31, 2010 and 2009, we did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to May 31, 2010, we recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, we entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of our photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement we agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, we advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, in order to preserve our working capital, we decided that it was in our best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised our termination right by providing written notice to Oakland University of our election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009, and is included in research and development expense for the nine months ended May 31, 2009.  The remaining $120,299 was refunded to us in April 2009.

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

During the three and nine months ended May 31, 2010, we recorded $46,969 and $280,259 as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to May 31, 2010, we recorded $284,435 as research and development expense pursuant to these same agreements.

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

During the three and nine months ended May 31, 2010, we recorded $0 and $121,025 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.   During both the three and nine month periods ended May 31, 2009, recorded $18,847 as research and development expense pursuant to the Sigma Design Agreements.    During the period from inception (May 5, 1998) to May 31, 2010, we recorded $202,694 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

Nerve Regeneration Technology

On August 22, 2007, we spun off our wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with our shareholders. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of our operating income (expense) for the three and nine months ended May 31, 2010 and 2009 was as follows:

	Three Months Ended
		May 31,		Increase /	Percentage
	2010		2009	(Decrease)	Change

Operating (income) expense
Investor relations	$30,245		$12,312	$17,933	146%
Marketing	222,677		11,015	211,662	1,922
Wages and benefits	132,463		40,369	92,094	228
Professional fees	136,847		47,903	88,944	186
Research and development	72,025		98,868	(26,843)	(27)
Travel and entertainment	22,380		1,592	20,788	1,306
Other operating expenses	54,410		19,423	34,987	180
Total operating (income) expense	$671,047		$231,482	$439,565	190%

	Nine Months Ended
		May 31,		Increase /	Percentage
	2010		2009	(Decrease)	Change

Operating (income) expense
Investor relations	$98,342		$28,812	$69,530	241%
Marketing	436,713		11,465	425,248	3,709
Wages and benefits	605,250		(3,337,562)	3,942,812	*
Management fees - related party	-		4,472	(4,472)	*
Professional fees	364,207		210,935	153,272	73
Research and development	514,152		179,838	334,314	186
Travel and entertainment	53,022		35,962	17,060	47
Other operating expenses	199,662		54,404	145,258	267
Total operating (income) expense	$2,271,348		$(2,811,674)	$5,083,022	*	%

* Not meaningful

                Investor Relations

Investor relations costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition.

The increase in investor relations expense during the three and nine months ended May 31, 2010 compared to the same time periods in 2009 is primarily due to us entering into a Shareholder Communications Agreement and a Public Relations Agreement (the “PR Agreement”) as described below.

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

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we initially paid the third party consultant $1,250 per month. As a result of an increase in services provided to us, effective September 15, 2009, the Shareholder Communications Agreement was amended, increasing the amount paid the consultant to $1,500 per month.  The Shareholder Communications Agreement was subsequently amended again, effective February 1, 2010, increasing the amount paid to the consultant to $1,667 per month.

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

Marketing costs represent fees paid to advertise our technology, target potential customers, and maintain shareholder and public relations.   We initially undertook a targeted marketing program designed to establish our “brand” name recognition early on in our corporate development.  During this time our marketing efforts, in addition to keeping our shareholders apprised of the advances to our technologies, have generated more than 70 news media stories, including online, radio, television, and print media coverage in leading mainstream media in the United States.

As the development of our MotionPower™ Technology and SolarWindow™ Technology products advances, we intend to continue to further develop and market our brand name, pending commercialization of our MotionPower™ Technology and SolarWindow™ Technology products, if any. Subject to the receipt of any requisite regulatory approvals, we believe our marketing strategy ultimately will facilitate the distribution, sale and public acceptance of our MotionPower™ Technology and SolarWindow™ Technology products. We anticipate that as our technologies advance we may be required to expend increasing amounts in connection with our marketing efforts.

                Wages and benefits

During the three months ended May 31, 2010 and 2009, we incurred $43,969 and $40,369 in wages and benefits expense for services rendered by Mr. Meetesh Patel, our President, Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), and Director.  Additionally, during the three months ended May 31, 2010, we recorded stock compensation expense of $85,369, $60,229 of which is the amortization of the fair value of the stock option granted to Mr. Patel on June 24, 2009 and $25,140 of which is the amortization of the stock option granted to Mr. Patel on April 6, 2010 (see “Note 10. Stock Options”).

During the nine months ended May 31, 2010, we incurred $581,187 in wages, benefits, and stock compensation expense for services rendered by Mr. Patel.  We also incurred $566 in wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, our former President and CEO and $23,497 in wages and benefits expense for services rendered by Mr. James B. Wilkinson.  On February 1, 2010 we entered into an “at will” employment agreement with Mr. Wilkinson pursuant to which Mr. Wilkinson was to serve as the Vice President Corporate Development and Chief Operating Officer of the Company, in consideration for which Mr. Wilkinson was to receive an annual salary of $150,000 (the “Wilkinson Agreement”). On February 15, 2010, we received Mr. Wilkinson’s resignation, effective as of February 15, 2010, and his concurrence to the mutual termination of the Wilkinson Agreement.  The termination was not based upon any disagreement between us and Mr. Wilkinson.  As of February 28, 2010, Mr. Wilkinson had resigned from all positions with us.

During the nine months ended May 31, 2009, we incurred $108,359 in wages and benefits expense for services rendered by Mr. Patel.  We also incurred $77,154 in wages and benefits expense for services rendered by Mr. Cucinelli, which includes $50,000 severance pursuant to an Employment Termination Agreement, dated October 15, 2008 between us and Mr. Cucinelli.

On October 15, 2008, Mr. Cucinelli resigned as President and Chief Executive Officer.  As a result, the stock option granted to him on February 15, 2008 to purchase 1,250,000 shares of common stock was forfeited pursuant to the terms of an Employment Termination Agreement between us and Mr. Cucinelli.  As a result of Mr. Cucinelli’s resignation, stock option compensation expense of $3,573,778 previously recorded for Mr. Cucinelli’s stock option was reversed during the quarter ended November 30, 2008 and is included in wages and benefits for the nine months ended May 31, 2009.

Wages and benefits for the nine months ended May 31, 2009 also includes $50,703 for severance paid to employees in our former administrative office in Vancouver, British Columbia, which was closed effective August 31, 2008.

                Management fees – related party

During the nine months ended May 31, 2009, we incurred $4,472 for services rendered by Mr. Frank Fabio, our former consultant Chief Financial Officer (the “CFO).  Mr. Fabio resigned as CFO, effective January 9, 2009.

                Professional fees

Professional fees primarily consist of accounting, audit and tax fees, legal fees, non-employee Board fees, SEC related filing fees, and consulting services provided to advance our MotionPower™ Technology and SolarWindow™ Technology products (“Energy Consulting Services”).

Professional fees increased $88,944 during the three months ended May 31, 2010 compared to the same period in 2009 primarily as a result of increases in accounting and audit related fees of approximately $6,600, legal fees of approximately $28,300, SEC filing fees of approximately $11,200, and Energy Consulting Services of approximately $37,200.  The increases in accounting, audit, legal and SEC filing fees are directly related to the preparation and filing of our Form S-1, and amendments thereto. Energy Consulting Services were incurred pursuant to a consulting agreement that we entered into on April 1, 2010, with Mr. John A. Conklin whereby Mr. Conklin provides technical advice, guidance, and management oversight to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies.  In consideration of Mr. Conklin’s services, we pay Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter.  In additional consideration of Mr. Conklin’s services, we granted Mr. Conklin a stock option to purchase up to 250,000 shares of our common stock at an exercise price of $0.54 per share, expiring five years from the date of grant on April 1, 2015. The stock option granted Mr. Conklin vests upon the achievement of specific technical, product development, and/or business milestones.  The grant date fair value of the 250,000 stock options granted Mr. Conklin was $119,975, estimated using the Black-Scholes option pricing model (see “Note 10. Stock Options”).  Included in professional fees for the nine months ended May 31, 2010 is $13,131 for the amortization of the fair value of this stock option.

Professional fees increased $153,272 during the nine months ended May 31, 2010 compared to the same period in 2009 primarily as a result of increases in accounting and audit related fees of approximately $13,500, legal fees of approximately $53,400, SEC filing fees of approximately $27,300, Board fees of approximately $23,900, and Energy Consulting Services of approximately $37,200.  The increases in accounting, audit, legal and SEC filing fees are directly related to the preparation and filing of our Form S-1, and amendments thereto. The increase in Board fees is entirely due to stock compensation related to stock options that were granted to non-employee board members on December 15, 2009.  Energy Consulting Services were incurred pursuant to the consulting agreement that we entered into with Mr. John A. Conklin (see previous paragraph).

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

                Travel and entertainment

Travel and entertainment increased during both the three and nine months ended May 31, 2010 compared to the same periods of the prior year primarily due to executive and Board member travel required as part of the ongoing research and development efforts as well as in connection with the preparation and filing of our Form S-1 and amendments thereto.

                Other operating expenses

Other operating expenses includes rent, patent filing costs, utilities, office supplies, insurance, press releases, information technology related fees, printing costs, and other administrative costs.

Other operating expenses increased $34,987 during the three months ended May 31, 2010 as compared to the same period of the prior year as a result of increases in printing and postage costs of approximately $5,300, patent expense of approximately $2,900, rent of approximately $3,200, press release of approximately $12,100 and directors and officers insurance of approximately $11,100.  During the quarter ended May 31, 2010 we distributed a letter from our President to all of our stockholders providing them an update on the results of our testing of our MotionPower™ and SolarWindow™ Technologies, thus incurring printing and postage for this mailing.  The increase in rent of $3,200 is due to the one year sublease agreement we entered into, effective December 1, 2009, with MVP Law Group, P.A., of which our Chief Executive Officer and President is a founder and managing attorney, with respect to this office space.  Monthly rent is $900.  As we continue to advance our MotionPower™ and SolarWindow™ Technologies we will continue to make announcements by way of press releases, resulting in additional fees for press releases.

Other operating expenses increased $145,258 during the nine months ended May 31, 2010 as compared to the same period of the prior year as a result of increases in printing and postage costs of approximately $10,200, patent expense of approximately $47,900, rent of approximately $6,700, press releases of approximately $39,900, directors and officers insurance of approximately $27,800, and website re-design fees of approximately $6,000.  In both October 2009 and May 2010 we distributed letters from our President to all of our stockholders providing them an update on the results of our testing of our MotionPower™ and SolarWindow™ Technologies, thus incurring printing and postage for this mailing.  Patent expense increased as a result of filing United States and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology.  The increase in rent of $3,200 is due to the one year sublease agreement we entered into, effective December 1, 2009, with MVP Law Group, P.A., of which our Chief Executive Officer and President is a founder and managing attorney, with respect to this office space.  Monthly rent is $900.  As we continue to advance our MotionPower™ and SolarWindow™ Technologies we will continue to make announcements by way of press releases, resulting in additional fees for press releases.

Other income (expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2010 and 2009 was as follows:

	Three Months Ended
	May 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Foreign exchange loss	$(638)	$-	$638	*	%
Change in fair value of warrant liability	165,660	-	165,660	*
Total other income (expense)	$165,022	$-

* Not meaningful

	Nine Months Ended
	May 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Interest income	$-	$7,743	$(7,743)	*	%
Interest expense	-	(267)	(267)	*
Gain on dissolution of foreign subsidiary	-	59,704	(59,704)	*
Foreign exchange loss	(1,344)	(52,918)	(51,574)	(97)
Change in fair value of warrant liability	1,721,658	-	1,721,658	*
Total other income (expense)	$1,720,314	$14,262

* Not meaningful

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

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  We have valued our warrant liability at May 31, 2010 using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 104.62%, risk-free rate of 0.22%, and a term of 0.7 years.    Decreases in the remaining term and volatility of the Class F Callable Warrants during three months ended May 31, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $165,660 during the three months ended May 31, 2010.

Decreases in the remaining term and volatility of the Class F Callable Warrants during the nine months ended May 31, 2010 and a decline in the fair value of our common stock from September 1, 2009 to May 31, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $1,721,658 during the nine months ended May 31, 2010.

Interest income

Interest income decreased during the nine months ended May 31, 2010 as compared to the same period in the prior year primarily due to the closing of the administrative office in Vancouver, British Columbia, Canada. As of December 31, 2008, we transferred all of the funds in our interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $7,046,074 through May 31, 2010.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At May 31, 2010, we had a cash and cash equivalents balance of $1,048,347. We have financed our operations primarily pursuant to a Securities Purchase Agreement in which we received net proceeds of $3,395,955 in February 2008 and from the exercise of warrants.

Net cash used in operating activities was $1,687,874 for the nine months ended May 31, 2010, compared to net cash used of $575,589 for the same period in 2009.  The increase in cash used of $1,112,285 substantially reflects increases in amounts paid for investor relations of approximately $70,000, marketing of $357,000, and research and development of $401,000.

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

During the three months ended May 31, 2010, we incurred $20,927, including stock compensation of $13,427, for services rendered by our non-employee directors, which is included in professional fees.

During the nine months ended May 31, 2010, we incurred $79,623, including stock compensation of $57,123, for services rendered by our non-employee directors, which is included in professional fees.

During the three and nine months ended May 31, 2010, the law firm of Sierchio & Company, LLP (“S&C LLP”), our corporate and securities legal counsel, provided $121,892 and $203,232 of legal services to us.  Joseph Sierchio, one of our non-employee directors, is a principal of S&C LLP.  At May 31, 2010, we owed S&C LLP $26,185 which is included in accounts payable.

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

Other Contractual Obligations

In addition to the contractual obligations discussed above for the research and development agreement with USF, as of May 31, 2010, we have future minimum lease payments of $8,300 under our corporate and other office operating leases.  In addition, we have future minimum payments totaling $7,600 pursuant to the Market Agreement entered into on October 1, 2008, $17,500 pursuant to the Shareholder Communications Services Agreement entered into on April 15, 2009, and $6,500 pursuant to the PR Agreement entered into on July 29, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.3          By Laws (1)

4.1          Securities Purchase Agreement dated February 8, 2008 (1)

10.1        Employment Termination Agreement with Mr. Cucinelli (1)

10.2        Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Mr. Meetesh Patel (1)

10.3       Amendment to the Employment Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.4       Stock Option Agreement Dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel(1)

10.5       Employment Agreement dated February 1, 2010 between New Energy Technologies, Inc. and James B. Wilkinson (1)

10.6       Resignation and Mutual Determination to terminate employment between New Energy Technologies, Inc. and Brent Wilkinson, dated February 15, 2010 (1)

10.7        Redacted USF Sponsored Research Agreement (1)

10.8        Redacted USF Option Agreement (1)

10.9        Redacted Veryst Agreement (1)

10.10      Redacted Sigma Design Agreement (1)

10.11      Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (1)

10.12      Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date (1)

10.13      Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010 by and between the University of South Florida Research Foundation and New Energy Solar Corporation. (2)

31.1     Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

____________________

(1)  Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010.

(2)  Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on June 28, 2010.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

                                                                New Energy Technologies, Inc.

                                                                (Registrant)

July 15, 2010	By: /s/ Meetesh Patel Meetesh Patel President, Chief Executive Officer, Chief Financial Officer, Secretary, Director