Form 10-K
period 2010-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2010-12-13
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9192 Red Branch Road, Suite 110	21045
Columbia, Maryland	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 26, 2010 as reported on the OTC Bulletin Board was $18,411,800.

As of December 8, 2010, there were 61,791,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended August 31, 2010 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Item 1.  Business

Description of Business

We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of New Energy Technologies, Inc. and our wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

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

Since inception, we have been a technology incubator focused on the identification, acquisition, development and eventual commercialization of emerging technologies initially in the biotech and subsequently in the alternative and renewable energy sectors; however, commencing in August 2007 with the spinoff of our then wholly-owned subsidiary, MicroChannel Technologies Corporation, we elected to focus all of our resources on alternative and renewable energy technologies. Accordingly, effective December 2, 2008 we changed our name to “New Energy Technologies, Inc.” so as to more accurately reflect our focus on alternative and renewable energy technologies.

Our strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

We conduct our current operations through our two wholly-owned subsidiaries:

•         KEC; and

•         New Energy Solar

We are currently focusing our development efforts on two technologies, namely:

•         MotionPower™ Technology for capturing the kinetic energy of moving vehicles to generate electricity; and

•         SolarWindow™ Technology which enables see-thru windows to generate electricity by ‘spraying’ their glass surfaces with the Company’s electricity-generating coatings.

We have filed nine (9) patent applications for inventions related to our MotionPower™ Technology and one (1) for our SolarWindow™ Technology. Currently we have two active trademark registrations in progress: “MotionPower™” and “SolarWindow™”. Currently, all of our patent applications are pending. There is no assurance that our patent and trademark applications can or will be successfully prosecuted.

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

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

Our MotionPower™ Technology

We are developing MotionPower™ as a device which captures the kinetic energy of moving vehicles and uses this captured energy to generate clean electricity.

All vehicles in motion possess kinetic energy. Kinetic energy refers to the energy of motion, and is best described as the extra energy an object possesses due to its motion, such as the energy observed when a ball is thrown or kicked or when a cyclist no longer needs to pedal a bike in order to continue forward motion.

The amount of kinetic energy a vehicle possesses is based upon the vehicle’s speed and weight. The faster the vehicle is moving and the heavier it is, the more kinetic energy it possesses. When a moving vehicle slows down, it loses some of its kinetic energy in the process of braking. It is this lost energy which we are seeking to recapture. Accordingly, for our MotionPower™ Technology device to effectively harvest a vehicle’s kinetic energy, the vehicle must be in the process of slowing down.

Our MotionPower™ Technology device functions as an energy harvester, and may be considered an “external regenerative brake” which helps a vehicle slow down. Our MotionPower™ Technology captures and converts the vehicle’s lost kinetic energy into useful electricity rather than allowing for that energy to be wasted as brake heat.

Engineers anticipate installing MotionPower™ devices, currently under development, at high traffic locations wherever vehicles are required to slow down or stop. Every day, millions of vehicles slow or come to a stop at toll booths, traffic intersections, rest areas, travel plazas, border crossings, neighborhoods with traffic calming zones, parking sites, and drive-thrus and other roadway points. We expect to target such locations as possible installation sites for its MotionPower TM devices.

To date, we have engineered, designed, and produced several MotionPower™ Technology prototype devices. We have conducted durability field tests of our MotionPower™-Auto technology for generating electricity from the kinetic energy of moving vehicles.  These field tests were conducted at a BurgerKing® franchise drive-thru in Hillside, New Jersey, the Four Seasons Hotel in Washington, DC, and the Holiday Inn Express® in Baltimore, Maryland.  These tests were undertaken as part of our ongoing research and development of our MotionPower™ Technology, and were conducted in order to evaluate the ‘real-world’ functionality of the design, user response, and durability of materials used in the tested prototype. We anticipate further field tests as development of our MotionPower™ technology is advanced.

Development of Our MotionPower™ Technology

We are developing our MotionPower™ Technology through KEC, our wholly-owned subsidiary; all of our research, development and design activities are conducted through contractual arrangements with third party providers. KEC has entered into a number of consulting agreements with third party engineering firms for the development of MotionPower™ Technology and the MotionPower™ Technology prototype devices, including the following:

On November 4, 2008, our wholly-owned subsidiary, KEC, entered into an agreement (the “Veryst Agreement”) with Veryst relating to the development of a car and truck energy harvester. The Veryst Agreement continues until terminated by either Veryst or Kinetic Energy. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement. Our request was granted on November 25, 2008.

On September 9, 2009, we entered into two additional agreements with Veryst whereby Veryst performed: further testing of our vehicle energy harvester; advanced prototyping; and continued development of a commercial scale truck energy harvester.

On July 6, 2010, we entered into another agreement with Veryst whereby Veryst performed services associated with improving system energy capture and conversion, and enhancing electrical power production.

On May 1, 2009, KEC entered into the Initial Sigma Consulting Agreement pursuant to which Sigma Design provided engineering and product development services relating to the development of technologies for generating electricity from the motion of cars and trucks. On August 25, 2009, KEC entered into Additional Sigma Consulting Agreement whereby Sigma Design continued to provide engineering services relating to the development of the MotionPower™ Technology. On June 25, 2010, KEC entered into another consulting agreement with Sigma Design whereby Sigma Design will develop a modified prototype for the MotionPower™ Technology, with the objective of improving specific performance outcomes.  Each of the Sigma Design Agreements may be terminated by either Sigma Design or us upon 30 days written notice to the other party.

In the course of our ordinary business operations, we anticipate engaging independent consultants as required to advance our research and development of the MotionPower™ Technology and the MotionPower™ Technology prototype devices.

Proprietary Assets

Through KEC we have filed nine (9) Provisional Utility Patent Applications in the U.S. Patent and Trademark Office related to our MotionPower™ technology.  These confidential applications are directed to devices and methods for capturing energy from moving vehicles.

Each of these applications has been filed in the name of the individual inventors.  Each of the inventors has assigned and transferred to KEC the full and exclusive right to these inventions in the United States of America, its territories, dependencies and possessions and the entire right, title and interest in and to any and all Letters Patent(s) which may be granted therefore in the United States of America, its territories, dependencies and possessions, and in any and all foreign countries, and to any and all divisions, reissues, continuations, conversions and extensions thereof for the full term or terms for which the same may be granted.

We also have an active trademark registration in progress, “MotionPower™” Technology.

In addition, under each of the Sigma Design Agreement and Veryst Agreement, all prototypes, technologies, intellectual property, and products developed are owned by KEC.  In connection therewith, we intend to file such patent and trademark applications as we deem appropriate.

Currently all of our patent applications are pending. There is no assurance that such patent applications can or will be successfully prosecuted.

How Our MotionPower™ Technology Works

We are developing two related but separate applications of our MotionPower™ Technology as follows:

Our MotionPower™-Auto and MotionPowerTM-Express technologies are designed to be installed in locations where cars and light trucks are required to reduce their speed, thus ensuring that the system only makes use of vehicle energy that would be required to slow down and does not ‘rob’ vehicles of energy they would otherwise use to accelerate.  Drivers pass over the MotionPower™-Auto device, and mechanically depress levers embedded in the device, which capture the energy of the slowing vehicle; drivers experience a sensation similar to the feeling of passing over a conventional speed bump, while the kinetic energy captured from the moving vehicle is creatively converted into electricity, using novel methods currently under ongoing development and refinement by engineers.

Our MotionPower™-Heavy technology is designed to generate electricity from the movement of heavy trucks, buses, and long haul rigs.  Engineers envision that the MotionPower™-Heavy device, once developed, could be installed at truck stops, weigh scales, commercial ports of entry, and shipping sites.  Our proprietary MotionPower™-Heavy technology is a fluid-based system, uniquely capable of drawing energy from vehicles without jarring their payload or creating passenger discomfort.  Drivers travel over the MotionPower™-Heavy device and depress fluid-based systems embedded in the device, which capture the energy of the slowing vehicle; while the kinetic energy captured from the moving vehicle is creatively converted into electricity, using novel methods currently under ongoing development and refinement by engineers.

Our MotionPower™-Auto, MotionPowerTM-Express, and MotionPower™-Heavy technologies generate electricity by creatively capturing and converting the vehicles’ kinetic rolling energy. Kinetic energy is present in a moving vehicle, much like the energy present in a bicycle, which may sometimes continue to ‘roll’ even though it’s no longer being pedaled by the rider.

Unlike our MotionPower™ Technology for cars, light trucks, and heavy long-haul vehicles, other efforts to harvest kinetic energy from vehicles to generate electricity appear primarily directed to heavy trucks only.  Additionally, these systems rely on vehicle weight to depress elaborate piston configurations which hydraulically pump fluids to electrical generators. We believe these methods are substantially different from our MotionPower™ Technology which makes use of otherwise lost kinetic energy when cars and trucks slow down.  Unlike these other systems, our MotionPower™ Technology does not make use of elaborate piston configurations which require many moving mechanical parts, typically situated beneath slats or plates and vulnerable to mechanical failure.  Accordingly, we do not consider other such technologies to pose a direct competitive threat to our MotionPower™ Technology.

Testing of Our MotionPower™ Technology

We have conducted durability field tests of our MotionPower™-Express Technology for generating electricity from the kinetic energy of moving vehicles.  These field tests were conducted at a BurgerKing® franchise drive-thru in Hillside, New Jersey, the Four Seasons Hotel in Washington, DC, and the Holiday Inn Express® in Baltimore, Maryland.  These tests were undertaken as part of our ongoing research and product development of our MotionPower™ Technology, and were conducted in order to evaluate the ‘real-world’ functionality of the design, user response, and durability of materials used in the tested prototype. We anticipate further field tests as development of our MotionPower™ technology is advanced.

Market Overview of Our MotionPower™ Technology

We believe that a market opportunity exists for our MotionPower™ Technology, capable of capturing the unused energy of moving cars to generate clean electricity. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative energy choice to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources.

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

There are an estimated 251 million registered vehicles in the United States (US Bureau of Transportation Statistics) which, according to the Environmental Protection Agency, drive more than 6 billion miles every day. We are working towards the development of MotionPower™ Technology systems which can be installed at various roadway sites where they are able to harvest the kinetic energy produced by these moving vehicles and use that captured energy to generate clean electricity.

Currently, there are no commercially marketed vehicle energy harvesting devices available for sale in the United States and there is no formally recognized vehicle energy harvesting industry. It is, therefore, impossible to definitively quantify the commercial size of the vehicle energy harvesting market. Energy industry analyst, Raghu Das, CEO of IDTechEx, a technology industry analytics firm, has estimated that the global market for energy harvesting technologies will exceed $4 billion by 2019   (Source: Global Market For Energy Harvesting Technologies To Exceed $4B By 2019; Aerospace Online; July 17, 2009)  .

Government Regulation of Our MotionPower™ Technology

Our MotionPower™ Technology may be subject to certain government regulations. Our ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing our research and development processes, as well as approval, manufacture and marketing of any products derived from such research and development activities.

The production, marketing, and installation of our MotionPower™ Technology products, currently under development, may be construed by regulatory agencies as a new technology for roadway implementation, which, accordingly, could be subject to existing safety regulations and may be subject to yet unknown regulations.

Current safety requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration (OSHA) regulations, National Electrical Code (NEC) as approved as an American National Standard by the American National Standards Institute (ANSI) or ANSI/NFPA-70, certification by Underwriters Laboratories (UL) and the Society of Automotive Engineers (SAE), and compliance with local roadway safety legislation. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of our MotionPower™ technology evolves.

Sales and Marketing of Our MotionPower™ Technology

Ultimately, we plan to market MotionPower™ Technology products, if any, subject to receiving any requisite regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. No such arrangements presently exist. We believe that this approach will both increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds to develop a large sales and marketing organization.

Competition For Our MotionPower™ Technology

Currently, there are no commercially marketed vehicle energy harvesting devices available for sale in the United States and there is no formally recognized vehicle energy harvesting industry. To the best of our knowledge, at current, our MotionPower™ Technology does not face any substantive, direct competition from any commercially available vehicle energy harvester.

We anticipate, however, that competition could grow if first-generation energy harvesting technologies designed to capture human kinetic energy and other such small-scale devices begin to gain commercial acceptance; such devices could potentially be re-engineered to capture the kinetic energy of moving vehicles.

Other than our efforts, there are only two, small, privately-held companies developing vehicle energy harvesters. Unlike our MotionPower™ Technology for cars, light trucks, and heavy long-haul vehicles, these other technologies appear primarily directed to heavy trucks only.

•               AEST Incorporated – is purportedly developing its “Dragon Power Station” technology for installation where heavy trucks drive over a series of plates embedded in the roadway. The motion of the plates creates a pumping action of hydraulic fluids which subsequently turn a generator, ultimately producing electricity. To-date there is only one publicly-disclosed Dragon Power Station installation; and

•               KinergyPowerUSA – is purportedly developing its “Energy Carpet” technology for installation where heavy trucks drive over a series of slats. A number of underlying, interconnected micro- sized pistons pump hydraulic fluids to turn a generator, ultimately producing electricity. To- date, there are no publicly-disclosed Energy Carpet installations of which we are aware.

The foregoing information regarding each of AEST Incorporated and KinergyPower USA was obtained from their respective web sites.

These companies’ systems rely on vehicle weight to depress elaborate piston configurations which hydraulically pump fluids to electrical generators. We believe these methods are substantially different from our MotionPower™ Technology which makes use of otherwise wasted kinetic energy when cars and trucks slow down.  Unlike these other systems, our MotionPower Technology does not make use of elaborate piston configurations which require many moving mechanical parts, typically situated beneath slats or plates and vulnerable to mechanical failure.  Accordingly, we do not consider either company poses a direct competitive threat to our MotionPower™ Technology.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution.

There can be no assurance new competitors will not succeed in developing products that are more effective than our MotionPower™ Technology, therefore rendering our products, if any, obsolete and non-competitive. Accordingly, in addition to our product development efforts, we have undertaken a public relations/advertising program designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of our MotionPower™ Technology products, if ever successfully developed. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of our MotionPower™ Technology products, if and when safety approvals are received.

Competition with respect to our technologies is and will be based, among other things, on safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of our competitive products. Accordingly, the speed with which we can develop our MotionPower™ Technology devices, complete regulatory approval processes and ultimately supply commercial quantities of products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technology development and commercial sales.

Our SolarWindow™ Technology

We are developing our SolarWindow™ Technology by spraying glass surfaces with the electricity-generating coatings to produce see-thru glass windows capable of generating electricity for application in homes, offices, and commercial buildings.

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

Terminated Research Agreements

UIUC Sponsored Research Agreement

We initiated our efforts to develop a transparent glass window capable of generating electricity by layering silicon nanoparticles with photovoltaic properties onto glass substrates by entering on August 25, 2006,  through our wholly-owned subsidiary Sungen, into the UIUC Sponsored Research Agreement with UIUC; the goal of the UIUC Sponsored Research Agreement  was the development of a new patent-pending technology to integrate films of silicon nanoparticle material on glass substrates, acting as photovoltaic solar cells that have the potential to convert normal home and office glass windows into ones capable of converting solar energy into electricity, with limited loss of transparency and minimal changes in manufacturing infrastructure. The UIUC Sponsored Research Agreement was amended on July 23, 2007, so as to require us to  provide an additional $203,617 to the previously amount of $219,201 for a total of $422,818, to UIUC in order to accelerate the development of the UIUC Silicon Nanoparticle Energy Technology.

The UIUC Sponsored Research Agreement expired on August 22, 2008.  At that time we were of the view that the results of the research and development activities in connection with the UIUC Silicon Nanoparticle Energy Technology did not warrant further expenditure of funds.

Oakland Sponsored Research Agreement

On August 18, 2008, we entered into the Oakland Sponsored Research Agreement with Oakland University to continue our development of transparent solar glass windows capable of generating electricity.  The initial term of the Oakland Sponsored Research Agreement was two years with an option on our part to terminate the agreement on an earlier date. Researchers at Oakland University undertook efforts on our behalf to identify new and novel methods to apply silicon nanoparticles with photovoltaic properties onto glass substrates.

Pursuant to the terms of the Oakland Sponsored Research Agreement we agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement. In February 2009, we decided that it was in our best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised our right to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009.  The remaining $120,299 was refunded to us in April 2009.

Current Research Agreements

Our SolarWindow™ Technology research and development efforts are currently now being conducted pursuant to the USF Sponsored Research Agreement entered into between our wholly-owned subsidiary New Energy Solar and USF on May 20, 2009.

Researchers at USF are working to develop our SolarWindow™ Technology which enables see-thru glass windows to generate electricity by spraying their glass surfaces with electricty-generating coatings. These solar coatings are less than 1/10th the thickness of conventional ‘thin’ films and make use of the world’s smallest functional solar cells, shown to successfully produce electricity in a published peer-reviewed study in the Journal of Renewable and

Sustainable Energy of the American Institute of Physics. J. Lewis, J. Zhang and X. Jiang, Journal of Renewable and Sustainable Energy, 1, 1301, January 2009.

Our SolarWindow™ Technology, currently under development, makes use of ultra-small solar cells which measure less than ¼ the size of a grain of rice and are fabricated using organic based compounds. These ultra-small solar cells allow for fabrication of solar arrays – a collection of multiple solar cells - on a broad range of substrate materials such as glass, plastic, and even paper. Made of natural polymers which can be dissolved into liquid for easy application, these ultra-small solar cells do not require expensive and complicated high-temperature or high-vacuum production techniques common to other solar coatings.

Currently available solar cells are largely made of silicon wafers, an expensive process that produces a brittle material that can limit their commercial usability. Other lower cost flexible thin film solar materials such as amorphous silicon, copper-indium-gallium-selenide, and cadmium telluride often require high-vacuum and high-temperature production techniques, and are many times thicker than the ultra-small and thin solar cells used in our SolarWindow™ Technology.

Our SolarWindow™ Technology, currently under development, uses an organic solar array which achieves transparency through the creative use of conductive polymers, naturally occurring materials which conduct electricity and have the same desirable electrical properties as the world’s most commercially popular semiconductor, silicon, yet have a better capacity to ‘optically absorb’ photons from light and generate electricity.

The optical absorption properties of our SolarWindow’s™ Technology ultra-small solar cells enables development of an ultra-thin film, only 1/1000th the thickness of a human hair, or 1/10th of a micrometer. Conventional thin films are exponentially thicker, measuring several micrometers thick and inhibiting transparency. In photovoltaic applications such as see-thru windows, where transparency is a primary concern, today’s thin film solar cells simply cannot be utilized to produce a transparent solar window for application in homes, offices, and commercial buildings.

Unlike other solar technologies, the ultra-small solar cells exclusive to our SolarWindow™ Technology generate electricity not only from the visible light spectrum found in sunlight but also by using the visible light found in artificial light, such as fluorescent lighting typically installed in offices and commercial buildings. Commercially, while the majority of today’s solar cells can only be installed where direct sunlight is available, researchers anticipate that our SolarWindow™ Technology ultra-small solar cells can be installed anywhere that direct sunlight or artificial lighting such as fluorescent systems emit visible light.

On June 24, 2009, we announced findings of USF researchers who, in a series of experiments repeatedly tested our SolarWindow’s™ Technology ultra-small solar cells on a 1”x 1” substrate against today’s popular solar materials for their capacity to produce electricity under varying artificial light conditions, mimicking the levels of light exposure in homes and commercial offices. In every case, these ultra-small solar cells have outperformed all of the conventional materials tested.

On September 16, 2010, we publicly unveiled working small-scale prototypes (measuring 4”x4”) of our SolarWindow™ Technology at USF.  USF researchers demonstrated SolarWindow’s ability to generate both ‘voltage’ to power lighting and ‘current’ to power mechanical devices. Researchers also demonstrated SolarWindow’s capacity to generate electricity from both natural and artificial fluorescent light.

We do not currently have a commercial product and there is no assurance that we will be able to successfully design, develop, manufacture, or sell any commercial product in the future.

Development of Our SolarWindow™ Technology

Under terms of the USF Sponsored Research Agreement, we have agreed to provide financial support for the project, “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products (the “USF Technology”). Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms, scope of work under the USF Sponsored Research Agreement. Our request was granted on June 11, 2009. Accordingly, these terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, our wholly-owned subsidiary, New Energy Solar, entered into the USF Option Agreement with the University of South Florida Research Foundation, Inc., a not-for-profit corporation under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the USF Technology. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms, scope of work under the USF Option Agreement. Our request was granted on June 11, 2009. Accordingly, these terms of the USF Option Agreement have not been disclosed.

On June 21, 2010, our wholly-owned subsidiary, New Energy Solar, entered into a license agreement (the “USF License Agreement”) with the University of South Florida Research Foundation. The USF License Agreement is related to our continuing development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for an energy-generating window glass in building-integrated photovoltaic products.  Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF License Agreement, relating to the payment terms under the USF License Agreement; our request was granted by the SEC on July 7, 2010. Accordingly, the terms of the USF License Agreement have not been disclosed.

Our USF SolarWindow™ Technology research is conducted in approximately 1,000 square feet of laboratory facilities (University of South Florida, Physics Department, SCA 421, 4202 E. Fowler Avenue, Tampa, Florida 33620-5700) provided by USF under the USF Sponsored Research Agreement. The cost of the facilities is included in the budget under our Sponsored Research Agreement.

Proprietary Assets

The SolarWindow™ Technology is subject to a patent application filed by USF (the “USF Patent Application”), licensed by us.  On June 21, 2010, our wholly-owned subsidiary, New Energy Solar, entered into a license agreement (the “USF License Agreement”) with the University of South Florida Research Foundation. The USF License Agreement is related to our continuing development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for an energy-generating window glass in building-integrated photovoltaic products.  Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF License Agreement, relating to the payment terms under the USF License Agreement; our request was granted by the SEC on July 7, 2010. Accordingly, certain terms and provisions of the USF License Agreement have not been disclosed.

Effective November 30, 2010, we entered into an addendum to the USF License Agreement, with USF expanding the scope of the USF License Agreement (the “Addendum”).  On December 3, 2010 we filed a confidential treatment request with the SEC regarding certain terms and provisions of the Addendum, which request is currently pending.

We may not be able to make required cash payments, if any, when due or achieve other requirements associated with the USF License Agreement. If we do not, we will risk the loss of our license and our right to develop and market products, if any, derived from the SolarWindow™ Technology, the loss of which will have a material adverse effect on the business and may require us to substantially curtail our operations.

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

If we cannot directly pursue others from infringing on the USF Patent Application, we will need to rely on USF, as the case may be, to do so.  USF, as the case may be, may not devote the resources that may be required in any such effort to preclude others from infringing on their respective patents or other proprietary rights which may be related to the SolarWindow™ Technology. Even though we have obtained an exclusive license to the SolarWindow™ Technology, we cannot rely on the USF Patent Application to provide us with a significant competitive advantage. Others may challenge the USF Patent Application and, as a result, the USF Patent Application could be narrowed, invalidated or rendered unenforceable. Competitors may develop competitive products that may be outside the scope of protection, if any, afforded by the USF Patent Application.

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

Market Overview of Our SolarWindow™ Technology

We believe that a significant market opportunity exists for our SolarWindow™ Technology, which enables glass windows to generate electricity by coating their surfaces with see-thru electricity-generating coatings. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources.

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

We believe that the commercial opportunity to install see-thru glass windows capable of generating electricity in homes and commercial buildings is significant. There are nearly 5 million commercial buildings in America, according to the Energy Information Administration, and more than 80 million single detached homes.

Government Regulation of Our SolarWindow™ Technology

Our SolarWindow™ Technology may be subject to certain government regulations. Our ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing our research and development processes, as well as approval of the manufacture and marketing of any products derived from such research and development activities.

The production and marketing of our SolarWindow™ Technology products, currently under development, involves the development and implementation of new technologies which are subject to existing safety regulations and may be subject to yet unknown regulations.

Current safety requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration (OSHA) regulations, National Electrical Code (NEC) as approved as an American National Standard by the American National Standards Institute (ANSI) or ANSI/NFPA-70, certification by Underwriters Laboratories (UL) and the Society of Automotive Engineers (SAE), and compliance with local building codes. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of our SolarWindow™ technology evolves.

Testing and Demonstration of Our SolarWindow™ Technology

Researchers at USF set out to determine the performance of our SolarWindow™ Ttechnology, currently under development, against commercially available solar cells when operating under various artificial light conditions.  Under all three simulated, artificial lighting conditions in these test, our solar module outperformed the three commercially-available solar cells tested.

On September 16, 2010, we publicly unveiled working small-scale prototypes (measuring 4”x4”) of our SolarWindow™ Technology at USF.  USF researchers demonstrated SolarWindow’s ability to generate both ‘voltage’ to power lighting and ‘current’ to power mechanical devices. Researchers also demonstrated SolarWindow’s capacity to generate electricity from both natural and artificial fluorescent light.

Sales and Marketing of Our SolarWindow™ Technology

Ultimately, we plan to market SolarWindow™ products, if any, subject to obtaining regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators.

No such arrangements presently exist. We believe that this approach will both increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds to develop a large sales and marketing organization.

Competition For Our SolarWindow™ Technology

Competition in the solar-photovoltaic’s industry is growing. Although we are not aware of other products substantially similar to our SolarWindow™ Technology product under development, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide (CIGS), titanium dioxide, and copper indium diselenide, and others. Given the benefit of time, investment, and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our SolarWindow™ Technology product, currently under development.

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies absolute. The description of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

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

•     Sharp Corporation - has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer); and

•     DuPont - is a leading materials supplier to the Photovoltaic (PV) industry, with more than 20 years of experience in PV materials development, applications know- how, manufacturing expertise and global market access, and offers a broad and growing portfolio of films, resins for encapsulants, encapsulant films, and conductive pastes.

•         3M - has developed its 3M Ultra Barrier Solar Film for flexible copper indium gallium diselenide (CIGS), cadmium telluride (CdTe) and organic photovoltaic (OPV) solar modules.

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

There can be no assurance that competitors will not succeed in developing products that are more effective than our SolarWindow™ Technology, therefore rendering our products obsolete and non-competitive. Accordingly, in addition to our research and development efforts, we have undertaken a public relations/advertising program designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development efforts if and when regulatory approval is received.

Competition with respect to our technologies is and will be based, among other things, on electrical power production, safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of our competitive products. Accordingly, the speed with which we can develop our SolarWindow™ products, complete safety approvals processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Research and Development

Research and development costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and were incurred pursuant to our sponsored research agreements with Oakland University and USF, a development agreement with Veryst Engineering LLC, and agreements with Sigma Design and other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair, and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense for the years ended August 31, 2010 and 2009 were $685,549 and $323,848.

Employees

As of August 31, 2010, we had one employee, Mr. John A. Conklin, our President, Chief Executive Officer, and Chief Financial Officer.

Item 2.  Properties

Our corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2009, we entered into a one year sublease agreement with MVP Law Group, P.A., of which our former Chief Executive Officer and President is a founder and managing attorney. Rent for this office space is $900 per month through November 30, 2010. Our sublease with MVP Law Group, P.A., will renew effective December 1, 2010 for an additional twelve months, at which time our monthly rent will increase to $1,100 per month.

We also maintain an office at 1050 Connecticut Ave NW, 10th Floor, Washington, DC 20036. We have a one year lease, which began September 22, 2008 and automatically renewed on the anniversary date for another year.  On March 31, 2010, we provided written notice to our landlord, terminating this lease, effective September 30, 2010.  The rent for the office in Washington, DC is $275 per month plus tax and variable charges. Pursuant to the lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service for one gross price.

We also maintain an office at 8875 Hidden River Parkway, Suite 300, Tampa, FL 33637. We have a one year lease, which began on February 16, 2009 and automatically renewed on the anniversary date for another year.  We may terminate this lease agreement by giving written notice to the landlord not less than sixty (60) days prior to the expiration of the term of the lease.  The rent for the office in Tampa, FL is $225 per month plus tax and variable charges. Pursuant to the lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service for one gross price.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “NENE”.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTCBB.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal Year Ended August 31, 2010
First Quarter 2010 (September 1 – November 30, 2009)	$1.21	$0.52
Second Quarter 2010 (December 1 – February 28, 2010)	$0.84	$0.31
Third Quarter 2010 (March 1 – May 31, 2010)	$0.80	$0.45
Fourth Quarter 2010 (June 1 – August 31, 2010)	$0.78	$0.43

Fiscal Year Ended August 31, 2009
First Quarter 2009 (September 1 – November 30, 2008)	$0.95	$0.07
Second Quarter 2009 (December 1 – February 28, 2009)	$0.28	$0.07
Third Quarter 2009 (March 1 – May 31, 2009)	$0.59	$0.15
Fourth Quarter 2009 (June 1 – August 31, 2009)	$1.83	$0.42

As of December 8, 2010, there were approximately 45 stockholders of record of the Company's Common Stock.

Dividend Policy

We have not paid any dividends on our common stock and our board of directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•         We would not be able to pay our debts as they become due in the usual course of business; or

•         Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans, as of August 31, 2010.

Equity Compensation Plan Not Approved by Security Holders

On October 10, 2006, our Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Stock Plan provides for the granting of options to purchase a maximum of 15,000,000 shares of our common stock

The 2006 Stock Plan is administered by the Board, provided however, that the Board may delegate such administration to a Committee (the “Committee”).

The per share exercise price for each stock option is determined by the Board and may not be below fair market value on the date of grant.  The fair market value of our common stock is the closing price of the common stock as listed on the OTCBB on the date of grant or, if our common stock is not traded on the date of grant, the first day of active trading following the date of grant.

If at the time a stock option is granted, the optionee owns more than 10% of the voting power of all classes of our stock or any Parent or Subsidiary (the “Ten Percent Holder”), the per share exercise price for the stock option must be at least 110% of the fair market value per share on the date of grant.

Any stock option granted to an employee becomes exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No stock option is exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board specifically determines otherwise. In no event will any stock option be exercisable after the expiration of ten (10) years from the date it is granted, and no stock option granted to a Ten Percent Holder will be exercisable after the expiration of five (5) years from the date of grant.

The period within which the stock option may be exercised and the conditions which must be satisfied before the stock option may be exercised is determined by the Board.  The Board shall also fix the number of shares granted under the stock option.

No shares of common stock will be issued or delivered to an optionee until we receive full payment of the option exercise price.  The number of shares of common stock deliverable with respect to each payment of the option exercise price is subject to appropriate adjustment upon any stock split or combination of shares, or upon any stock dividend.

Upon the occurrence of any corporate merger, consolidation, sale of all or substantially all of our assets, or other reorganization, or a liquidation, unless otherwise provided by the Board, the stock option terminates immediately prior to such date as is determined by the Board.  In such event, if the entity is the surviving entity and does not tender to optionee an offer to substitute for any unexercised stock option, a stock option or capital stock of such surviving entity, as applicable, which on an equitable basis shall provide the optionee with substantially the same economic benefit as such unexercised stock option, then the Board may grant to such optionee, in its sole and absolute discretion and without obligation, the right for a period commencing thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the option or during the remaining term of the option, whichever is the lesser, to exercise any unexpired option or options; provided, that any such right granted shall be granted to all optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of such reorganization.

Subject to any required action of shareholders, if we are the surviving entity in any merger or consolidation, each outstanding option thereafter shall pertain to and apply to the securities to which a holder of shares of common stock equal to the shares subject to the option would have been entitled by reason of such merger or consolidation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	2,700,000 (2)	$ 0.57	12,300,000
Total	2,700,000	$ 0.57	12,300,000

(1)             Consists of grants under our 2006 Stock Plan.

(2)                   Consists of:

                                (A) 50,000 stock options at an exercise price of $1.66 per share granted to a Board member on March 10, 2008, expiring on March 10, 2018,

                                (B) 50,000 stock options at an exercise price of $0.85 per share granted to each of two Board members (total of 100,000 stock options) on September 9, 2008, expiring on September 9, 2018,

                                (C) 250,000 stock options at an exercise price of $0.44 per share, granted to Mr. Meetesh Patel, our former President, Chief Executive Officer, Chief Financial Officer, and former director. On August 9, 2010, Mr. Patel tendered his resignation from all executive officer positions held with us and as one of our directors.  Pursuant to the terms of the stock option agreement, Mr. Patel had 90 days following the date he ceased to be an officer or one of our directors to exercise these fully vested stock options.  On November 1, 2010, Mr. Patel exercised 70,000 of these stock options. Accordingly, we received proceeds of $30,800 and issued 70,000 shares of our common stock.  The remaining 180,000 stock options were forfeited, unexercised, effective November 7, 2010.

                                (D) 50,000 stock options at an exercise price of $0.44 per share granted to each of three Board members (total of 150,000 stock options) on December 15, 2009, expiring on December 15, 2014,

(E) 150,000 stock options at an exercise price of $0.58 per share granted to Mr. Patel on April 6, 2010.  Pursuant to the stock option agreement between us and Mr. Patel, the vesting of this stock option was accelerated when we mutually terminated the Employment Agreement between us and Mr. Patel on August 9, 2010. Pursuant to the terms of the stock option agreement, Mr. Patel had the right at any time within the then remaining exercise period of such vested options to exercise this stock option.  On November 1, 2010, Mr. Patel exercised all 150,000 of these stock options via the cashless exercise option set forth in the option agreement and we issued 80,952 shares of our common stock in full settlement of this of this stock option exercise.

                                (F) 2,000,000 stock options at an exercise price of $0.55 per share, granted to Mr. John A. Conklin, our President, Chief Executive Officer, and Chief Financial Officer, pursuant to the terms of an Employment Agreement dated August 9, 2010 between us and Mr. Conklin. The stock options are subject to certain vesting provisions and expire on August 9, 2020.

                                Please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Item 7.   Management's Discussion and Analysis of Financial condition and results of operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Profile Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of New Energy Technologies, Inc. and our wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”) and New Energy Solar Corporation (“New Energy Solar”).

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

Our research and development activities include the development of a technology to adapt home and office glass windows into products capable of generating electricity from solar energy without losing significant transparency or requiring major changes in manufacturing infrastructure, and technologies to harness the kinetic energy of vehicles to generate electricity.

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

SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement, Option Agreement, and License Agreement

On May 20, 2009, our wholly-owned subsidiary, New Energy Solar, entered into the USF Sponsored Research Agreement with USF, for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-generating window glass in building-integrated photovoltaic products (the “SolarWindow™ Technology”).  Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms and scope of work under the USF Sponsored Research Agreement; our request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, our wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a not for profit corporation under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology. Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms and scope of work under the USF Option Agreement; our request was granted by the SEC on June 11, 2009. Accordingly, these terms of the USF Option Agreement have not been disclosed.

On June 21, 2010, our wholly-owned subsidiary, New Energy Solar, entered into a license agreement (the “USF License Agreement”) with the University of South Florida Research Foundation. The USF License Agreement is related to our continuing development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for an energy-generating window glass in building-integrated photovoltaic products.  Pursuant to Rule 24b-2 we submitted a request to the SEC for confidential treatment of certain portions of the USF License

Agreement, relating to the payment terms under the USF License Agreement; our request was granted by the SEC on July 7, 2010. Accordingly, the terms of the USF License Agreement have not been disclosed.

Effective November 30, 2010, we entered into an addendum to the USF License Agreement, with USF expanding the scope of the USF License Agreement (the “Addendum”).  On December 3, 2010 we filed a confidential treatment request with the SEC regarding certain terms and provisions of the Addendum, which request is currently pending.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. Pursuant to the terms of the UIUC Sponsored Research Agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2010 and 2009. However, we have not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. We are of the opinion that to the extent these funds were not expended they are refundable to us.

During both of the years ended August 31, 2010 and 2009 we did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May 5, 1998) to August 31, 2010, we recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, we entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of our photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement we agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, we advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, in order to preserve our working capital, we decided that it was in our best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised our termination right by providing written notice to Oakland University of our election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended, all during the quarter ended February 28, 2009, and is included in research and development expense for the year ended August 31, 2009.  The remaining $120,299 was refunded to us in April 2009.

MotionPower™ Technology

Veryst Agreement

On November 4, 2008, our wholly-owned subsidiary, KEC, entered into an agreement (the “Veryst Agreement”) with Veryst Engineering LLC (“Veryst”) relating to the development of a car and truck energy harvester. The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement.  Our request was granted on November 25, 2008.

On September 9, 2009, we entered into two additional agreements with Veryst whereby Veryst performed additional testing of our vehicle energy harvester and advanced prototyping as well as continued development of a commercial scale truck energy harvester.

During the years ended August 31, 2010 and 2009, we recorded $298,915 and $4,176, respectively, as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to August 31, 2010, we recorded $303,091 as research and development expense pursuant to these same agreements.

On July 6, 2010, we entered into another agreement with Veryst whereby Veryst performed services associated with improving system energy capture and conversion, and enhancing electrical power production.

During the years ended August 31, 2010 and 2009, we recorded $48,000 and $0, respectively, as research and development expense pursuant to the agreement with Veryst entered into on July 6, 2010.  During the period from inception (May 5, 1998) to August 31, 2010, we recorded $48,000 as research and development expense pursuant to the same agreement.

We continue to utilize Veryst, on a consulting basis, to further test and calibrate our MotionPower™ Technology.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement (the “Initial Sigma Consulting Agreement”) with Sigma Design Company (“Sigma Design”) whereby Sigma Design provided ongoing engineering and product development services relating to the development of our MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continued to provide engineering services relating to the development of our MotionPower™ Technology (the “Additional Sigma Consulting Agreement”). On June 25, 2010, KEC entered into another consulting agreement with Sigma Design whereby Sigma Design will develop a modified prototype for the MotionPower™ Technology, which will deliver more output than the original prototype. The agreements between KEC and Sigma Design are collectively referred to herein as the “Sigma Design Agreements”).  Each of the Sigma Design Agreements may be terminated by either Sigma Design or us upon 30 days written notice to the other party.  We have also engaged Sigma Design to conduct durability field tests of our MotionPower™ Technology.

During the years ended August 31, 2010 and 2009, we recorded $197,102 and $69,169, respectively, as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.   During the period from inception (May 5, 1998) to August 31, 2010, we recorded $266,271 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

Nerve Regeneration Technology

On August 22, 2007, we spun off our wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with our shareholders. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of our operating income (expense) for the years ended August 31, 2010 and 2009 was as follows:

	Year Ended
	August 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating (income) expense
Marketing	$592,344	$423,513	$168,831	40%
Wages and benefits	313,481	(3,161,464)	3,474,945	*
Management fees - related party	-	4,472	(4,472)	*
Professional fees	446,803	294,867	151,936	52
Research and development	685,549	323,848	361,701	112
License fee	20,000	-	20,000	*
Travel and entertainment	56,967	66,651	(9,684)	(15)
Other operating expenses	236,920	97,519	139,401	143
Total operating (income) expense	$2,352,064	$(1,950,594)	$4,302,658	* %

 * Not meaningful

Marketing

Marketing costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition.

We utilize various third parties to facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

The increase in marketing expense during the year ended August 31, 2010 compared to the year ended August 31, 2009 is substantially due to us undertaking a targeted marketing program during the current year-end and entering into a Public Relations Agreement (the “PR Agreement”), as described below in July 2009.

During the year ended August 31, 2010, we spent $450,000 on our marketing program, compared to $356,170 in the prior year.  We incurred $93,830 more during the current year as a result or our targeted marketing program designed to establish our brand name recognition early on in our corporate development.  During this time our marketing efforts, in addition to keeping our shareholders apprised of the advances to our technologies, have generated more than 70 news media stories, including online, radio, television, and print media coverage in leading mainstream media in the United States.

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

Effective July 29, 2009, we entered into a one-year PR Agreement with a third party consultant to implement a public relations program.  In accordance with the terms of the PR Agreement, we pay the third party consultant $6,500 per month plus reimbursement of expenses.  We renewed the PR Agreement for another year, expiring July

29, 2011.  Either party may cancel the PR Agreement upon 60-days written notice.  During the year ended August 31, 2010, we incurred $79,200 pursuant to the PR Agreement compared to $13,415 in the prior year, an increase of $65,785.

In addition to the targeted marketing program and PR Agreement previously discussed, we also have a Market Agreement and a Shareholder Communications Agreement with third party providers.

Effective October 1, 2008, we entered into a one-year Market Access Services Agreement (the “Market Agreement”) to publicize our technology within the industry and increase company recognition and branding.  In accordance with the terms of the Market Agreement, we pay $1,900 per month for investor and public relations, corporate branding and corporate image services.  The Market Agreement automatically renewed on October 1, 2009 for another one-year term. During the years ended August 31, 2010 and 2009, we incurred $30,300 and $32,167, respectively related to the Market Agreement.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we initially paid the third party consultant $1,250 per month. As a result of an increase in services provided to us, effective September 15, 2009, the Shareholder Communications Agreement was amended, increasing the amount paid the consultant to $1,500 per month.  The Shareholder Communications Agreement was subsequently amended again, effective February 1, 2010, increasing the amount paid to the consultant to $1,667 per month.  The Shareholder Communications Agreement was renewed for another one-year term, expiring on April 15, 2011.  During the years ended August 31, 2010 and 2009, we incurred $19,042 and $5,625, respectively related to the Shareholder Communications Agreement.

Wages and Benefits

On August 9, 2010, Mr. Meetesh Patel resigned as our President, Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and as one of our directors.  Prior to Mr. Patel’s resignation, we recorded stock compensation of $498,923 and $121,816 during the years ended August 31, 2010 and 2009, related to the amortization of the fair value of stock options previously granted to Mr. Patel.  As a result of Mr. Patel’s resignation, we recorded a reversal of stock compensation expense of $465,840 during the year ended August 31, 2010, for stock options granted that were unvested and forfeited at the time of his resignation. Please refer to “Note. 9 Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.  During the years ended August 31, 2010 and 2009, we recorded $166,767 and $162,638 in wages and benefits expnese for services rendered by Mr. Patel.

Upon Mr. Patel’s resignation, we appointed Mr. John A. Conklin to serve as our President, CEO, and CFO, effective August 9, 2010.  During the year ended August 31, 2010, we incurred $10,961 in wages and benefits expense for services rendered by Mr. Conklin and $78,607 in stock compensation expense for the amortization of the fair value of the stock option granted to Mr. Conklin on August 9, 2010 to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.55 per share, expiring on August 9, 2020. Please refer to “Note. 9 Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

During the years ended August 31, 2010 and 2009, we incurred $566 and $77,154 in wages and benefits expense for services rendered by Mr. Nicholas Cucinelli, our former President and CEO. Wages and benefits expense of $77,154 for the year ended August 31, 2009 includes a $50,000 severance payment pursuant to the Employment Termination Agreement, dated October 15, 2008 between us and Mr. Cucinelli.  As a result of his resignation, the stock option granted to Mr. Cucinelli on February 15, 2008 to purchase 1,250,000 shares of our common stock was forfeited pursuant to the terms the Employment Termination Agreement.  Accordingly, stock option compensation expense of $3,573,778 previously recorded during fiscal year 2008 was reversed during the quarter ended November 30, 2008 and is included in wages and benefits expense for the year ended August 31, 2009.

During the year ended August 31, 2010, we incurred $23,497 in wages and benefits expense for services rendered by Mr. James B. Wilkinson.  On February 1, 2010 we entered into an “at will” employment agreement with Mr. Wilkinson pursuant to which Mr. Wilkinson was to serve as our Vice President Corporate Development and Chief Operating Officer, in consideration for which Mr. Wilkinson was to receive an annual salary of $150,000 (the

“Wilkinson Agreement”). On February 15, 2010, we received Mr. Wilkinson’s resignation, effective as of February 15, 2010, and his concurrence to the mutual termination of the Wilkinson Agreement.

Wages and benefits for the year ended August 31, 2009 also includes $50,703 for severance paid to employees in our former administrative office in Vancouver, British Columbia, which was closed effective August 31, 2008.

Following is a summary of wages and benefits expense (income) for each individual who served as our President, Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer during the years ended August 31, 2010 and 2009:

	Year Ended
		August 31,		Increase /
	2010		2009	(Decrease)

Wages and benefits expense (income)
John Conklin (August 9, 2010 - current)
Wages and benefits	$10,961		$-	$10,961
Stock compensation	78,607		-	78,607
Meetesh Patel (October 15, 2008 - August 9, 2010)
Wages and benefits	166,767		162,638	4,129
Stock compensation	33,083		121,819	(88,736)
Nicholas Cucinelli (September 10, 2007 - October 15, 2008)
Wages and benefits	566		77,154	(76,588)
Stock compensation	-		(3,573,778)	3,573,778
James B. Wilkinson (February 1, 2010 - February 15, 2010)
Wages and benefits	23,497		-	23,497
Stock compensation	-		-	0
Severance paid to employees in Vancouver, British Columbia	-		50,703	(50,703)
Total wages and benefits expense (income)	$313,481		$(3,161,464)	$3,474,945

Management Fees – Related Party

During the year ended August 31, 2009, we incurred $4,472 for services rendered by Mr. Frank Fabio, our former consultant CFO.  Mr. Fabio resigned as CFO, effective January 9, 2009.

On September 12, 2008, we granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of our common stock at an exercise price of $0.78 per share. During the year ended August 31, 2009, we recorded stock compensation expense of $4,053 related to Mr. Fabio’s stock option grant.  Pursuant to the terms of the stock option agreement, the stock option was all forfeited upon his resignation.  Accordingly, stock option compensation expense of $4,053 previously recorded was reversed resulting in a net $0 impact to the consolidated statements of operations for the year ended August 31, 2009.

Professional Fees

Professional fees consist primarily of accounting, audit and tax fees, legal fees, non-employee Board fees, SEC related filing fees, and consulting services provided to advance our MotionPower™ Technology and SolarWindow™ Technology products (“Energy Consulting Services”).

Professional fees increased $151,936 during the year ended August 31, 2010 compared to the year ended August 31, 2009 primarily as a result of increases in accounting and audit related fees of approximately $17,000, legal fees of approximately $32,400, SEC filing fees of approximately $30,400, Board fees of approximately $24,500, and Energy Consulting Services of approximately $54,200.  Offsetting these increases was a decrease in tax fees of approximately $6,200 related to the filing of amended tax returns during fiscal year 2009.  The increases in accounting, audit, legal and SEC filing fees are directly related to the preparation and filing of our Form S-1, and amendments thereto. The increase in Board fees is entirely due to stock compensation related to stock options that were granted to non-employee board members on December 15, 2009. Please refer to “Note. 9 Stock Options” in the consolidated notes to the financial statements included in this Form 10-K. Energy Consulting Services were incurred pursuant to a consulting agreement that we entered into on April 1, 2010, with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies.  In consideration of Mr. Conklin’s services, we paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter.  In additional consideration of Mr. Conklin’s services, we granted Mr. Conklin a stock option to purchase up to 250,000 shares of our common stock at an exercise price of $0.54 per share, expiring five years from the date of grant on April 1, 2015.  On August 9, 2010, contemporaneously with the resignation Mr. Meetesh Patel as an officer and director of the Company, we entered into an employment agreement with Mr. John A. Conklin pursuant to which Mr. Conklin was appointed our President, CEO, and CFO. Pursuant to Mr. Conklin’s employment agreement, the 250,000 stock options previously granted to him on April 1, 2010 were forfeited, none of which had vested.  Accordingly, stock option compensation expense of $13,131 previously recorded was reversed resulting in a net $0 impact to the consolidated statements of operations for the year ended August 31, 2010.

Research and Development

Research and development costs represent costs incurred to develop our technology and are incurred pursuant to our sponsored research agreements with USF and Oakland University, development agreements with Veryst, consulting agreements with Sigma Design, and agreements with other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Please refer to the appropriate sections above for disclosure of the specific terms and amounts incurred for each research and development agreement.

License Fee

Please refer to “USF Sponsored Research Agreement, Option Agreement, and License Agreement” under “SolarWindow™ Technology” above.

Travel and Entertainment

Travel and entertainment for the year ended August 31, 2010 was primarily related to executive and Board member travel required as part of the ongoing research and development efforts as well as in connection with the preparation and filing of our Form S-1 and amendments thereto.

Travel and entertainment for the year ended August 31, 2009 was partially related to us closing our administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008. We incurred significant travel related expenses during the fourth quarter of fiscal year 2009 as part of our ongoing research and development efforts, particularly related to the MotionPowerTM Technology.  During the fourth quarter of fiscal year 2009, we announced, by way of press releases, that we had completed a prototype for the MotionPowerTM energy harvester for heavy trucks and vehicles and expanded testing of the MotionPowerTM prototype to include active field tests of the devices.

Other Operating Expenses

Other operating expenses includes rent, patent filing costs, utilities, insurance, press releases, information technology related fees, printing costs, and other administrative costs.

Other operating expenses increased $139,401 during the year ended August 31, 2010 as compared to the year ended August 31, 2009 as a result of increases in printing and postage costs of approximately $10,300, patent expense of approximately $49,500, rent of approximately $9,200, press releases of approximately $30,100, and directors and officers insurance of approximately $38,900.  In both October 2009 and May 2010 we distributed letters from our President to all of our stockholders providing an update on the results of our testing of our MotionPower™ and SolarWindow™ Technologies, thus incurring printing and postage for this mailing.  Patent expense increased as a result of filing United States and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology.  The increase in rent of $9,200 is due to the one year sublease agreement we entered into, effective December 1, 2009, with MVP Law Group, P.A., of which our former President and CEO, Mr. Patel, is a founder and managing attorney.  Monthly rent is $900.  As we continue to advance our MotionPower™ and SolarWindow™ Technologies we anticipate continuing to make announcements by way of press releases, resulting in additional fees for press releases. Prior to October 2009, we did not have insurance for our directors and officers.  The total annual premium for directors and officers insurance from October 2009 through September 2010 is $44,500, which we amortize on a straight-line basis over the term of the policy.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2010 and 2009 was as follows:

	Year Ended
	August 31,			Percentage
	2010	2009	Change	Change

Other income (expense)
Interest income	$-	$7,743	$(7,743)	*	%
Interest expense	-	(267)	267	*
Gain on dissolution of foreign subsidiary	-	59,704	(59,704)	*
Foreign exchange loss	(1,344)	(56,599)	55,255	(98)
Change in fair value of warrant liability	2,120,272	-	2,120,272	*
Total other income (expense)	$2,118,928	$10,581	$2,108,347	*	%

* Not meaningful

Interest Income

Interest income decreased during the year ended August 31, 2010 as compared to the year ended August 31, 2009 due to the closing of the administrative office in Vancouver, British Columbia, Canada. As of December 31, 2008, we transferred all of the funds in our interest bearing cash account maintained at a Canadian owned financial institution to non-interest bearing bank accounts at U.S. financial institutions.

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

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  We have valued our warrant liability at August 31, 2010 using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 68.99%, risk-free rate of 0.19%, and a term of 0.45 years.   Decreases in the remaining term and volatility of the Class F Callable Warrants during the year ended August 31, 2010 and a decline in the fair value of our common stock from September 1, 2009 to August 31, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $2,120,272 during the year ended August 31, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $6,728,176 through August 31, 2010.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At August 31, 2010, we had a cash and cash equivalent balance of $502,528. We have financed our operations primarily pursuant to a Securities Purchase Agreement in which we received net proceeds of $3,395,955 in February 2008 (as further described below) and from the exercise of warrants.

Net cash used in operating activities was $2,233,693 for the year ended August 31, 2010, compared to net cash used in operating activities of $1,289,596 for the year ended August 31, 2009.  The increase in cash used in operating activities of $944,097 substantially reflects increases in amounts paid for marketing of approximately $176,000 (see “Marketing” above), research and development of $376,000 (see “Research and Development” above), professional fees of $139,000 (see “Professional Fees” above), license fee of $20,000 (see “License Fee” above), and other operating expenses (see “Other Operating Expenses” above).

Net cash provided by financing activities was $0 and $1,044,500 for the years ended August 31, 2010 and 2009.  During July and August 2009, we received $1,044,500 from the exercise of Class E and Class F warrants.

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

We engaged an agent (the “Agent”) to help in the fund raising efforts of the 2008 Private Placement. The agent was paid a total cash fee of 7% ($257,250) of the aggregate proceeds and received Class F Callable Warrants to purchase 514,500 shares of our common stock valued at $642,980 and representing 7% of the total number of shares purchased by the Investors. In addition, the Agent was reimbursed $6,045 for expenses incurred on our behalf.

Accrued Liabilities

On August 25, 2006, we entered into the UIUC Sponsored Research Agreement, which was amended on July 23, 2007. Pursuant to the amended UIUC Sponsored Research Agreement, we agreed to provide a total of $422,818 to the University of Illinois. The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. We were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2010 and 2009. However, we have not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. We are of the opinion that to the extent these funds were not expended they are refundable to us (see “UIUC Sponsored Research Agreement” under “Terminated Research Agreements” above).

Other Contractual Obligations

In addition to the contractual obligations discussed above for the research and development agreement with USF, as of August 31, 2010, we have future minimum lease payments of $17,300 under our corporate and other office operating leases.  In addition, we have future minimum payments totaling $1,900 pursuant to the Market Agreement entered into on October 1, 2008, $12,500 pursuant to the Shareholder Communications Services Agreement entered into on April 15, 2009, and $65,000 pursuant to the PR Agreement entered into on July 29, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of August 31, 2010 and 2009	34
Consolidated Statements of Operations for the Years Ended August 31, 2010 and 2009 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2010	35
Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2010	36
Consolidated Statements of Cash Flows for the Years Ended August 31, 2010 and 2009 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2010	37
Notes to Consolidated Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Energy Technologies, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of New Energy Technologies, Inc. (formerly Octillion Corp.) and Subsidiaries ("the Company") (a development stage company) as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Energy Technologies, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

December 13, 2010

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2010 AND 2009
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$502,528	$2,736,221
Deferred research and development costs	64,207	39,559
Prepaid expenses and other current assets	14,378	7,586
Total current assets	581,113	2,783,366

Total assets	$581,113	$2,783,366

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$67,553	$98,467
Accrued liabilities	156,109	156,109
Warrant liability	8,059	-
Total current liabilities	231,721	254,576

Total liabilities	231,721	254,576

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at August 31, 2010 and 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 58,600,600 shares issued and outstanding at August 31, 2010 and 2009	58,601	58,601
Additional paid-in capital	7,018,967	8,622,458
Deficit accumulated during the development stage	(6,728,176)	(6,152,269)
Total stockholders' equity	349,392	2,528,790

Total liabilities and stockholders' equity	$581,113	$2,783,366

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2010
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(Inception) to
	2010	2009	August 31, 2010

Revenue	$-	$-	$-

Operating (income) expense
Marketing	592,344	423,513	3,155,382
Wages and benefits	313,481	(3,161,464)	1,117,477
Management fees - related party	-	4,472	207,546
Professional fees	446,803	294,867	1,171,908
Research and development	685,549	323,848	1,446,324
License fee	20,000	-	20,000
Travel and entertainment	56,967	66,651	356,265
Other operating expenses	236,920	97,519	555,770
Total operating (income) expense	2,352,064	(1,950,594)	8,030,672

Income (loss) from operations	(2,352,064)	1,950,594	(8,030,672)

Other income (expense)
Interest income	-	7,743	98,582
Interest expense	-	(267)	(11,002)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	59,704	59,704
Foreign exchange loss	(1,344)	(56,599)	(84,885)
Change in fair value of warrant liability	2,120,272	-	2,120,272
Payable forgiven	-	-	30,000
Total other income (expense)	2,118,928	10,581	2,207,364

Income (loss) from continuing operations	(233,136)	1,961,175	(5,823,308)

Loss from discontinued operations	-	-	(162,097)

Net income (loss)	$(233,136)	$1,961,175	$(5,985,405)

Net income (loss) per share - basic and diluted	$(0.00)	$0.03

Weighted average number of common shares outstanding - basic and diluted	58,600,600	57,837,460

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2010
(Expressed in U.S. Dollars)

						Accumulated
						Other	Deficit Accumulated
	Preferred Stock		Common Stock		Additional	Comprehensive	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock
issued to related parties for
management services
at $0.003 per share	-	$ -	9,000,000	$ 9,000	$ (6,000)	$ -	$ -	$ -	$ 3,000

Unrestricted common stock sales
to third parties at $0.13 per share	-	-	1,125,000	1,125	148,875	-	-	-	150,000

Comprehensive income (loss)
Net loss for the year ended August 31, 1998	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	142,875	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	142,875	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	142,875	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for year ended August 31, 2001	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	142,875	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	142,875	-	(170,557)	-	(17,557)

Restricted common stock issued to
a related party to satisfy outstanding
management fees at $0.003 per share
on December 19, 2002	-	-	24,000,000	24,000	56,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.003 per share
on March 18, 2003	-	-	6,999,600	7,000	16,332	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	215,207	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	215,207	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	215,207	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	712,207	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167
per share during November - December 2006	-	-	3,000,000	3,000	497,000	-	-	-	500,000

Exercise of Class B Warrants at $0.183
per share November - May 2007	-	-	3,000,000	3,000	547,000	-	-	-	550,000

Exercise of Class C Warrants at $0.50
per share during August 2007	-	-	980,000	980	489,020	-	-	-	490,000

Exercise of Class D Warrants at $0.55
per share during August 2007	-	-	880,000	880	483,120	-	-	-	484,000

Exercise of Class E Warrants at $0.60
per share during August 2007	-	-	880,000	880	527,120	-	-	-	528,000

Issuance of common stock and warrants
at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	3,754,467	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	-	-	3,675,000	3,675	3,392,280	-	-	-	3,395,955
and services at $1.00 per Unit in February 2008

Exercise of Class C Warrants at $0.50	-	-
per share during March 2008			20,000	20	9,980	-	-	-	10,000

Exercise of Class D Warrants at $0.55	-	-
per share during May 2008			20,000	20	10,980	-	-	-	11,000

Exercise of Class F Warrants at $1.25
per share during April - May 2008	-	-	175,000	175	218,575	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	10,986,585	10,693	(8,113,444)		2,941,589

Exercise of Class E Warrants at $0.60
per share during July 2009	-	-	20,000	20	11,980	-	-	-	12,000

Exercise of Class F Warrants at $1.25
per share during July - August 2009	-	-	826,000	826	1,031,674	-	-	-	1,032,500

Stock based compensation	-	-	-	-	183,312	-	-	-	183,312

Reversal of stock based compensation due to forfeiture
of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income								1,950,482

Balance, August 31, 2009	-	-	58,600,600	58,601	8,622,458	-	(6,152,269)		2,528,790

Stock based compensation	-	-	-	-	661,040	-	-	-	661,040

Reversal of stock based compensation due to forfeiture
of stock options	-	-	-	-	(478,971)	-	-	-	(478,971)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(233,136)	(233,136)	(233,136)
Total comprehensive loss								$ (233,136)

Balance, August 31, 2010	-	$ -	58,600,600	$ 58,601	$ 7,018,967	$ -	$ (6,728,176)		$ 349,392

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2010
(Expressed in U.S. Dollars)

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(Inception) to
	2010	2009	August 31, 2010

Cash flows from operating activities
Income (loss) from continuing operations	$(233,136)	$1,961,175	$(5,823,308)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	-	-	4,482
Stock based compensation expense	661,040	183,312	4,444,655
Reversal of stock based compensation expense due to forfeiture of stock options	(478,971)	(3,591,093)	(4,070,064)
Change in fair value of warrant liability	(2,120,272)	-	(2,120,272)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(24,648)	100,960	(64,207)
Increase in prepaid expenses and other current assets	(6,792)	(7,086)	(14,378)
Increase (decrease) in accounts payable	(30,914)	63,136	67,553
Increase in accrued liabilities	-	-	156,109
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(2,233,693)	(1,289,596)	(7,469,888)

Cash flows from investing activity
Purchase of fixed assets	-	-	(9,789)
Net cash used in investing activity	-	-	(9,789)

Cash flows from financing activities
Proceeds from the issuance of common stock and exercise of warrants, net	-	1,044,500	8,382,205
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	1,044,500	7,982,205

Increase (decrease) in cash and cash equivalents	(2,233,693)	(245,096)	502,528

Effect of foreign currency translation	-	(10,693)	-

Cash and cash equivalents at beginning of period	2,736,221	2,992,010	-

Cash and cash equivalents at end of period	$502,528	$2,736,221	$502,528

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$267	$11,002
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(Formerly “Octillion Corp.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

(Expressed in U.S. Dollars)

Note 1:  Organization and Description of Business

New Energy Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), Octillion Technologies Limited (“Octillion Technologies”), and New Energy Solar Corporation (“New Energy Solar”).

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

The Company conducts its current operations through its two wholly-owned subsidiaries:

•         KEC; and

•         New Energy Solar

The Company is currently focusing its development efforts on two technologies, namely:

•         MotionPower™ Technology for capturing the kinetic energy of moving vehicles to generate electricity; and

•         SolarWindow™ Technology which enables see-thru glass windows to generate electricity by coating their glass surfaces with electricity-generating coatings.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $6,728,176 as of August 31, 2010, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs, accounting for stock-based compensation, and valuation of equity instruments. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

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

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described below in “Note 8. Warrants.”

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. The fair value of the Company’s Class F Callable Warrants was $8,059 at August 31, 2010, using the Black-Scholes model (see “Note 8. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

During the years ended August 31, 2010 and 2009, the Company incurred $685,549 and $323,848 on research and development activities.  From inception (May 5, 1998) to August 31, 2010, the Company incurred $1,446,324 on research and development activities.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 8. Warrants” and “Note 9. Stock Options” for additional information on the Company’s stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.  See “Note 11. Income Taxes” for further discussion.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Income (Loss) Per Share

The computation of basic net income (loss) per share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 4. Net Income (Loss) Per Share” for further discussion.

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

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

Note 4: Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the year ended August 31, 2010, the Company recorded a net loss.  Excluded from the computation of diluted net loss per share for the year ended August 31, 2010, because their effect would be anti-dilutive, are stock options and warrants to acquire 5,776,000 shares of common stock with a weighted-average exercise price of $0.94 per share.

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

Following is the computation of basic and diluted net income (loss) per share for the years ended August 31, 2010 and 2009:

	Year Ended
	August 31,
	2010	2009

Numerator - net income (loss)	$ (233,136)	$ 1,961,175

Denominator - weighted average number
of common shares outstanding -basic and diluted	58,600,600	57,837,460

Basic and diluted net income (loss) per share	$ (0.00)	$ 0.03

Note 5. SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement, Option Agreement, and License Agreement

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an energy-

generating window glass in building-integrated photovoltaic products (the “SolarWindow™ Technology”).  Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms and scope of work under the USF Sponsored Research Agreement.  The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, also entered into an Option Agreement (the “USF Option Agreement”) with the University of South Florida Research Foundation, Inc., a not for profit corporation under Chapter 617 Florida Statutes, and a direct support organization of USF, pursuant to which New Energy Solar has the right to an exclusive option to obtain an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology. Pursuant to Rule 24b-2 the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Option Agreement, relating to the payment terms and scope of work under the USF Option Agreement.  The Company’s request was granted by the SEC on June 11, 2009. Accordingly, these terms of the USF Option Agreement have not been disclosed.

On June 21, 2010, the Company, through its wholly-owned subsidiary, New Energy Solar, entered into a license agreement (the “USF License Agreement”) with the University of South Florida Research Foundation. The USF License Agreement is related to the Company’s continuing development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for an energy-generating window glass in building-integrated photovoltaic products.  Pursuant to Rule 24b-2 the Company submitted a request to the SEC for confidential treatment of certain portions of the USF License Agreement, relating to the payment terms under the USF License Agreement. The Company’s request was granted by the SEC on July 7, 2010. Accordingly, certain terms and provisions of the USF License Agreement have not been disclosed.

Effective November 30, 2010, the Company entered into an addendum to the USF License Agreement, with USF expanding the scope of the USF License Agreement (the “Addendum”).  On December 3, 2010 the Company filed a confidential treatment request with the SEC regarding certain terms and provisions of the Addendum, which request is currently pending.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2010 and 2009.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

During both of the years ended August 31, 2010 and 2009 the Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement. During the period from inception (May

5, 1998) to August 31, 2010, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of its photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, in order to preserve our working capital, the Company decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended; all during the quarter ended February 28, 2009, and is included in research and development expense for the year ended August 31, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

Note 6. MotionPower™ Technology

Veryst Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, KEC, entered into an agreement (the “Veryst Agreement”) with Veryst Engineering LLC (“Veryst”) relating to the development of a car and truck energy harvester. The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC. Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement.  The Company’s request was granted on November 25, 2008.

On September 9, 2009, the Company entered into two additional agreements with Veryst whereby Veryst performed additional testing of its vehicle energy harvester and advanced prototyping as well as continued development of a commercial scale truck energy harvester.

During the years ended August 31, 2010 and 2009, the Company recorded $298,915 and $4,176, respectively, as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to August 31, 2010, the Company recorded $303,091 as research and development expense pursuant to these same agreements.

On July 6, 2010, the Company entered into another agreement with Veryst whereby Veryst performed services associated with improving system energy capture and conversion, and enhancing electrical power production.

During the years ended August 31, 2010 and 2009, the Company recorded $48,000 and $0, respectively, as research and development expense pursuant to the agreement with Veryst entered into on July 6, 2010.  During the period from inception (May 5, 1998) to August 31, 2010, the Company recorded $48,000 as research and development expense pursuant to the same agreement.

The Company continues to utilize Veryst, on a consulting basis, to further test and calibrate its MotionPower™ Technology.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement (the “Initial Sigma Consulting Agreement”) with Sigma Design Company (“Sigma Design”) whereby Sigma Design provided ongoing engineering and product development services relating to the development of the Company’s MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continued to provide engineering services relating to the development of the Company’s MotionPower™ Technology (the “Additional Sigma Consulting Agreement”). On June 25, 2010, KEC entered into another consulting agreement with Sigma Design whereby Sigma Design will develop a modified prototype for the MotionPower™ Technology, which will deliver more output than the original prototype. The agreements between KEC and Sigma Design are collectively referred to herein as the (“Sigma Design Agreements”).  Each of the Sigma Design Agreements may be terminated by either Sigma Design or the Company upon 30 days written notice to the other party.  The Company has also engaged Sigma Design to conduct durability field tests of its MotionPower™ Technology.

During the years ended August 31, 2010 and 2009, the Company recorded $197,102 and $69,169, respectively, as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.   During the period from inception (May 5, 1998) to August 31, 2010, the Company recorded $266,271 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

Note 7. Capital Stock

Preferred Stock

At August 31, 2010 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of August 31, 2010 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants. See “Note 8. Warrants.”

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

Note 8.  Warrants

Class E Warrants

On April 23, 2010, the Company’s outstanding 100,000 Class E Warrants expired unexercised.  Therefore, as of August 31, 2010, there are no Class E Warrants outstanding.

Class F Callable Warrants

On February 12, 2008, the Company completed the 2008 Private Placement (see “Note 7. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to an Agent, the Company issued 4,189,500 Class F Callable Warrants, each to purchase a share of common stock at $1.25 per share, expiring on February 12, 2011.  Refer to “Note 7. Capital Stock - Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

As of August 31, 2010, there were 3,188,500 Class F Callable Warrants outstanding and exercisable.

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

The Company has valued its warrant liability at August 31, 2010 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 68.99%, risk-free interest rate of 0.19%, and expected term of 0.45 years.  The Company recorded a non-cash gain related to the Class F Callable Warrants of $2,120,272 during the year ended August 31, 2010.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of Class F Callable Warrants, prior to their expiration date of February 12, 2011, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Class F Callable Warrants at August 31, 2010.

The following reconciles the warrant liability for the year ended August 31, 2010:

Beginning Balance, September 1, 2009	$2,128,331
Change in fair value of warrant liability	(2,120,272)
Ending Balance, August 31, 2010	$8,059

There were no Class E Warrants or Class F Callable Warrants granted or exercised during the year ended August 31, 2010.  During the year ended August 31, 2009, the Company received cash proceeds of $1,044,500 for the exercise of 20,000 Class E Warrants and 826,000 Class F Warrants.

Note 9. Stock Options

On October 10, 2006, the Board of Directors (the “Board”) of the Company adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Stock Plan provides for the granting of stock options to purchase a maximum of 15,000,000 shares of the Company’s common stock.  Stock options granted to employees under the Company’s 2006 Stock Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of the Company’s common stock expire no later than ten years after the date of grant.

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

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant.  In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

A summary of the Company’s stock option activity for the years ended August 31, 2010 and 2009 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 31, 2008	1,350,000	$ 1.66
Grants	2,150,000	0.54
Forfeitures	(1,350,000)	1.63
Outstanding at August 31, 2009	2,150,000	$ 0.56
Grants	2,800,000	0.54
Forfeitures	(2,250,000)	0.52
Outstanding at August 31, 2010	2,700,000	$ 0.57	8.1 years	$ 16,000

Exercisable at August 31, 2010	500,000	$ 0.55	1.3 years	$ 12,400

Available for grant at August 31, 2010	12,300,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on August 31, 2010. The intrinsic value changes based on the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the years ended August 31, 2010 and 2009:

	Year Ended
	August 31,
	2010	2009

Wages and benefits	$111,691	$(3,451,959)
Professional fees	70,378	44,178
Total	$182,069	$(3,407,781)

Stock Options Granted to and Forfeited by Meetesh Patel

Mr. Meetesh Patel was appointed a Director of the Company on September 19, 2008, the President and Chief Executive Officer (“CEO”) on October 15, 2008 and the Chief Financial Officer (“CFO”) on January 9, 2009.  On August 9, 2010, Mr. Patel resigned from all executive positions held with the Company and as one of its directors.

Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000, a stipend of $1,200 per month, beginning October 15, 2008, the date he was appointed President and Chief Executive Officer and continuing the duration of the term of the Employment Agreement to cover medical insurance premiums until such time as we could provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of the Company’s common stock on the date of grant.  The grant date fair value of the 2,000,000 stock options was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  Pursuant to the stock option agreement, all unvested stock options were forfeited when Mr. Patel ceased to serve as an officer or director of the Company. Therefore, effective upon resignation, all 2,000,000 unvested stock options were forfeited by Mr. Patel.  During the years ended August 31, 2010 and 2009, the Company recorded stock compensation of $344,021 and $121,819, respectively, for the amortization of the fair value of this stock option. Since the stock option was forfeited prior to any of it vesting, the $465,840 previously recognized for stock compensation was reversed on August 9, 2010, the date of forfeiture.

On December 15, 2009, the Board approved, and the Company granted a stock option to Mr. Patel to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant.  The stock option granted to Mr. Patel was fully vested and exercisable upon grant.  The grant date fair value of the 250,000 stock options was estimated at $0.33 each, for a total of $82,500, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 143.72%, risk-free interest rate of 0.88%, and expected life of 2.5 years. Pursuant to the stock option agreement, Mr. Patel has 90 days following the date he ceased to be an officer or director of the Company to exercise these stock options.  Accordingly, Mr. Patel had until November 7, 2010 to exercise the 250,000 stock options granted to him.  During the year ended August 31, 2010, the Company recorded stock compensation of $82,500 related to this grant. Since the fair value of the stock options was recognized as expense upon grant and the stock options were fully vested, the Company did not record any reversal of stock compensation related to this grant upon Mr. Patel’s resignation. On November 1, 2010, Mr. Patel exercised 70,000 of the 250,000 stock options granted to him on December 15, 2009.  The remaining 180,000 stock options were forfeited, unexercised, effective November 7, 2010.

On April 6, 2010, the Company entered into an amendment to the Employment Agreement dated June 24, 2009 with Mr. Patel (the “Amended Employment Agreement”), pursuant to which Mr. Patel agreed to continue to serve as the Company’s President and CEO, until March 31, 2011 (the “Employee Employment Commitment”).  In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.58 per share, the fair market value of the Company’s common stock on the date of grant.  Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between the Company and Mr. Patel, the option vests as follows:

(a)     as to 37,500 on June 30, 2010;

(b)     as to 37,500 on September 30, 2010;

(c)     as to 37,500 on December 31, 2010; and

(d)     as to 37,500 on March 31, 2011.

The grant date fair value of the 150,000 stock options was estimated at $0.48 each, for a total of $72,403, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 139.58%, risk-free interest rate of 2.71%, and expected life of 3.75 years.   As of the date that Mr. Patel tendered his resignation, 37,500 of the 150,000 stock options had vested.  Pursuant to the stock option agreement, the vesting of this stock option was accelerated when the Company mutually terminated the Amended Employment Agreement between the Company and Mr. Patel and Mr. Patel has the right at any time within the then remaining exercise period of such vested stock options to exercise the 150,000 stock options granted to him on April 6, 2010.  During the year ended August 31, 2010, the Company recorded stock compensation of $72,403 related to this grant.  On November 1, 2010, Mr. Patel exercised all 150,000 of these stock options via the cashless exercise option set forth in the option agreement and the Company issued 80,952 shares of its common stock in full settlement of this of this stock option exercise.

Stock Options Granted to and Forfeited by John A. Conklin

On April 1, 2010, the Company entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of the Company’s technologies, including but not necessarily limited to its SolarWindow™ and MotionPower™ technologies.  In consideration of Mr. Conklin’s services, the Company paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter.  In additional consideration of Mr. Conklin’s services, the Company granted Mr. Conklin a stock option to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.54 per share, the fair market value of the Company’s common stock on the date of grant.  The stock option granted Mr. Conklin vests upon the achievement of specific technical, product development, and/or business milestones.  The grant date fair value of the 250,000 stock options was estimated at $0.48 each for a total of $119,975, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 139.53%, risk-free interest rate of 2.59%, and expected life of five years.   Under the terms of the stock option agreement, the stock option agreement terminates and there will be no further vesting of stock options effective as of the date that Mr. Conklin ceases to provide consulting services to the Company.  Upon termination of such service, Mr. Conklin will have a specified period of time to exercise vested stock options, if any.

Upon Mr. Patel’s resignation, the Company appointed Mr. Conklin to serve as the Company’s President, CEO, and CFO, effective August 9, 2010.  Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the 250,000 stock options previously granted to him on April 1, 2010 were forfeited. During the year ended August 31, 2010, the Company recorded stock compensation of $13,131 for the amortization of the fair value of the 250,000 stock options. Since the stock option was forfeited prior to any of it vesting, the $13,131 previously recognized for stock compensation was reversed on August 9, 2010, the date of forfeiture, resulting in a net $0 impact to the consolidated financial statements.

Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the Board approved an annual salary of $150,000, a stipend of $1,000 per month during the term of Mr. Conklin’s Employment Agreement to cover medical insurance premiums until such time as the Company can provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 2,000,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.55 per share.  The stock option expires ten years from the date of grant, on August 9, 2020.  Subject to the restrictions and earlier termination provisions set forth in the stock option agreement, the option vests as follows:

1. as to 500,000 shares or such portion thereof as may be determined by the Board at its sole discretion, when one or more of the following items related the development, production, manufacturing, and sale of any commercially viable product have been successfully executed:

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

3. 100,000 shares for each calendar year of service in an Executive Position for the next five years (500,000 shares in the aggregate), which shall become exercisable as follows:

(a)  as to 100,000 shares on August 9, 2011;

(b)  as to 100,000 shares on August 9, 2012;

(c)  as to 100,000 shares on August 9, 2013;

(d)  as to 100,000 shares on August 9, 2014; and

(e)  as to 100,000 shares on August 9, 2015.

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

The fair market value of the Company’s common stock on the date of grant was $0.54 per share.  The grant date fair value of the 2,000,000 stock options was estimated at $0.50 each, for a total of $1,008,814, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years.  During the year ended August 31, 2010, the Company recorded stock compensation of $78,607 for the amortization of the fair value of this stock option.

Stock Options Granted to Board Members

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 20,000 shares on December 16, 2009; (b) as to 15,000 shares on December 16, 2010; and (c) as to 15,000 shares on December 16, 2011.  The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 50,000 stock option was estimated at $0.35 each, for a total of $17,500, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years.   During the year ended August 31, 2010, the Company recorded stock compensation of $37,734 for the amortization of the fair value of these stock options.

In addition to stock compensation recorded for the stock option grants and forfeitures discussed above, the Company recorded stock compensation of $32,645 during the year ended August 31, 2010 for stock options previously granted and vesting over time.

During the year ended August 31, 2009, the Company recorded stock compensation of $183,312 for stock options previously granted to Board members and the former consultant CFO, Frank Fabio, that vest over time. During the year ended August 31, 2009, the Company also recorded a reversal of stock compensation expense previously recorded of $3,591,093 for the forfeiture of stock options upon the resignation of Mr. Fabio as the Company’s CFO, Mr. Nicholas Cucinelli as the Company’s CEO, and Mr. Gladwin as a director of the Company.

As of August 31, 2010, the Company had $980,126 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 5.0 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2010:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.44	400,000	1.7	$0.44	310,000	1.0	$0.44
0.55	2,000,000	9.9	0.55	—	—	—
0.58	150,000	0.3	0.58	150,000	0.3	0.58
0.85	100,000	8.0	0.85	20,000	8.0	0.85
1.66	50,000	7.5	1.66	20,000	7.5	1.66
$0.44 – $ 1.66	2,700,000	8.1	$0.57	500,000	1.3	$0.55

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 10.  Related Party Transactions

During the years ended August 31, 2010 and 2009, the Company incurred $313,481, including stock compensation of $111,690, as compensation for services that executive officers provided to the Company.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the year ended August 31, 2010, the Company incurred $100,379, including stock compensation of $70,379, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the year ended August 31, 2009, the Company incurred $75,911, including stock compensation of $44,178, for services rendered by non-employee directors of the Company, which is included in professional fees.

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.44 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 20,000 shares on December 16, 2009; (b) as to 15,000 shares on December 16, 2010; and (c) as to 15,000 shares on December 16, 2011.  The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 50,000 stock option was estimated at $0.35 each, for a total of $17,500, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years.   During the year ended August 31, 2010, the Company recorded stock compensation of $37,734 for the amortization of the fair value of these stock options.

On September 9, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.85 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 9, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.77 each, for a total of $77,000.  During the years ended August 31, 2010 and 2009 the Company recorded $19,763 and $35,163 as stock compensation expense related to these stock options.

On March 10, 2008, the Company granted a stock option to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $1.66 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on February 8, 2009 and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was $123,000.  During the years ended August 31, 2010 and 2009, the Company recorded $12,882 and $22,277 as stock compensation expense related to these stock options.

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

During the years ended August 31, 2010 and 2009, the law firm of Sierchio & Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $144,038 and $102,460 of legal services to the Company.  Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At August 31, 2010, the Company owed S&C LLP $7,950 which is included in accounts payable.

The Company’s corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2009, the Company entered into a one year sublease agreement with MVP Law Group, P.A., of which the Company’s former Chief Executive Officer and President is a founder and managing attorney. Rent for this office space is $900 per month through November 30, 2010. The Company’s sublease with MVP Law Group, P.A., will renew effective December 1, 2010 for an additional twelve months, at which time its monthly rent will increase to $1,100 per month. Additionally, the Company paid a $900 security deposit.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at August 31, 2010 and 2009 are as follows:

	Year Ended
	August 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,270,464	$864,813
Capitalized research and development	418,152	209,575
Stock based compensation	127,361	65,457
Accrued research and development fees	53,077	53,077
Research and development credit carry forward	85,179	37,808
Total deferred tax assets	1,954,233	1,230,730
Less: valuation allowance	(1,954,233)	(1,230,730)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $723,503 for the year ended August 31, 2010.  The net decrease in the valuation allowance for deferred tax assets was $720,778 for the year ended August 31, 2009.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2010 available to offset future federal taxable income, if any, of $3,736,660, which will fully expire by the fiscal year ended August 31, 2030.  Accordingly, there is no current tax expense for the years ended August 31, 2010 and 2009.  In addition, the Company has research and development tax credit carry forwards of $85,179 at August 31, 2010, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2010 and 2009.

The following is a reconciliation between expected income tax benefit (expense) and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2010 and 2009:

	Year Ended
	August 31,
	2010	2009

Income tax benefit (expense) at statutory rate	$79,266	$(666,800)
Non-deductible fund raising costs	-	(17,440)
Non-deductible meals and entertainment	(1,915)	(2,445)
Liquidation of Canadian subsidiary - permanent difference	(99,724)	-
Change in fair value of warrant liability	720,892	-
Research and development credit	47,372	13,683
Other	(22,388)	(47,776)
Change in valuation allowance	(723,503)	720,778
	$-	$-

The fiscal years 2007 through 2010 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 12: Subsequent Events

Subsequent to August 31, 2010 and as of the date of this report, investors exercised an aggregate of 3,039,500 Class F Callable Warrants pursuant to which the Company received proceeds of $3,799,375 and issued 3,039,500 shares of its common stock.

On November 1, 2010, Mr. Meetesh Patel exercised an aggregate of 220,000 stock options previously granted to him.  Pursuant to the terms of the stock option agreements, the Company received proceeds of $30,800 and issued 150,952 shares of its common stock.  Please refer to “Note 9. Stock Options.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a board of directors comprised of four members. Each director holds office until a successor is duly elected or appointed.  Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.  Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
John A. Conklin	51	President, Chief Executive Officer, Chief Financial Officer, and Director	August 9, 2010 (1)
Alastair Livesey	53	Director	September 19, 2007
Joseph Sierchio	60	Director	July 24, 2008
Jatinder S. Bhogal	43	Director	September 9, 2008

(1)  Mr. Conklin was appointed our President, Chief Executive Officer and Chief Financial Officer following the resignation of Meetesh V. Patel from such positions on August 9, 2010.

Resignations – Fiscal Year 2010

The following persons resigned their positions with us on the date set forth opposite their respective names on the table set forth below:

Name	Former Position(s) With Us	Commenced On	Resigned On
Meetesh V. Patel	President, Chief Executive Officer, Chief Financial Officer, and Director	September 19, 2008 (director); October 15, 2008 President, Chief Executive Officer); January 9, 2009 (Chief Financial Officer)	August 9, 2010
James B. Wilkinson	Chief Operating Officer	February 1, 2010	February 15, 2010

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

John A. Conklin. Mr. Conklin is founder of Tellurium Associates, LLC, an industrial and environmental process design and operations consulting company, and founder of National Solar Systems, LLC, a New York based renewable energy firm.  Mr. Conklin has studied chemical engineering, chemical technology, and numerous industrial, safety and renewable energy programs. With 26 years of industrial process and renewable and alternative energy experience, Mr. Conklin has consulted to and overseen the technical and business requirements of over 50 technology, manufacturing and industrial process companies, ranging from start-ups to Fortune 500 companies, including industry leaders such as Lockheed Martin and TDI Power, a global manufacture of power systems. Mr. Conklin serves as the Company’s President, CEO, and CFO, and brings a combination of technical, business and hands-on alternative and renewable energy experience

Alastair Livesey. Dr. Livesey earned his Bachelor's degree (B.A.) in Science from the University of Cambridge in 1979, followed by an MA and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984 respectively.  From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field. Dr. Livesey joined the Company as a Director on September 19, 2007. In April 2010, Dr. Livesey was appointed as the Managing Director of Diverse Energy Ltd, a UK firm developing and assembling fuel cell power plants to replace diesel generators. Dr. Livesey was invited to join the Board of Directors due to his experience with scientific research, and product and business development.

Jatinder S. Bhogal.  Since December 1993, Mr. Bhogal has worked as an independent business consultant to emerging growth companies. For more than 17 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions.  Mr. Bhogal is also a Director of International Energy, Inc.  Mr. Bhogal was invited to join the Board of Directors due to his experience with public companies in matters related to finance and business development.

Joseph Sierchio.  Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971.  Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP since May of 2007.  Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May of 2007. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong.  Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a member of Sierchio & Company, LLP, counsel to the Company.  Mr. Sierchio is also a Director of HepaLife Technologies, Inc. Mr. Sierchio was invited to join the Board of Directors due to his experience representing corporations (public and private) and individuals in numerous and various, organizational, compliance, administrative, governance, finance (equity and debt private and public offerings) and regulatory, legal matters,

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, or promoters have been involved in any of the following legal proceedings, except as disclosed below:

  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
    Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
    Engaging in any type of business practice; or
    Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(a) or to be associated with persons engaged in any such activity;
  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.       Any Federal or State securities or commodities law or regulation; or

b.       Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.        Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On October 23, 2003, Mr. Harmel S. Rayat (our former director and officer), EquityAlert.com, Inc., and Innotech Corporation of which Mr. Rayat had served at various times as a director and officer, along with certain other individuals, collectively “the respondents,” consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of , among other things, Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the U.S. Securities & Exchange Commission that EquityAlert did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from, among other things, violating Section 17(b) of the Securities Act of 1933; in addition, each of Mr. Rayat and EquityAlert agreed to pay a civil penalty of $20,000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer.  The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.newenergytechnologiesinc.com. To access our Code of Ethics, click on “Investors”, and then click on “Code of Ethics” located under “Corporate Governance.”

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, John A. Conklin, 9192 Red Branch Road, Suite 110, Columbia, MD  21045.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board of Directors. Our Corporate Governance Guidelines are available on our website at http://www.newenergytechnologiesinc.com. To access our Corporate Governance Guidelines, click on “Investors”, and then click on “Corporate Governance” located under “Corporate Governance.”

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that each of Messrs. Livesey and Sierchio are independent from our management and qualify as “independent directors” under the standards of independence of the FINRA listing standards.  We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have only one executive officer and three directors. Our Board of Directors has reviewed the Company’s current Board leadership structure — which consists of a Chief Executive Officer and no Chairman of the Board— in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board of Directors, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2010, the Board held a total of five meetings.  All members of the Board attended at least 75% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2010.

We do not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee.

The Board does not currently have a standing Compensation Committee.  The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee.

The Board does not currently have a standing Nominating Committee.  We do not maintain a policy for considering nominees.  Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain our required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation.  Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, John A. Conklin, 9192 Red Branch Road, Suite 110, Columbia, MD  21045, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at New Energy Technologies, Inc., Attention: John A. Conklin, 9192 Red Branch Road, Suite 110, Columbia, MD  21045.   The Board of Directors shall review and respond to all correspondence received, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2010 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2010 and 2009.

Name and Principal Position	Year Ended August 31,	Salary ($)	Option Awards ($) (3)	All Other Compensation($)(4)	Total ($)
John A. Conklin (1), President, Chief Executive Officer, and Chief Financial Officer	2010	$55,875	$1,128,789	$742	$1,185,406
	2009	$ -	$ -	$ -	$ -
Meetesh V. Patel (2), Former President, Chief Executive Officer, Chief Financial Officer, and Former Director	2010	$166,767	$154,903	$14,400	$336,070
	2009	$149,438	$980,000	$13,200	$1,142,638

(1)     On April 1, 2010, we entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies.  In consideration of Mr. Conklin’s services, we paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter.  Included in the salary amount above for the year ended August 31, 2010 is $45,656 for services rendered by Mr. Conklin pursuant to the consulting agreement from April 1, 2010 through August 8, 2010. In additional consideration of Mr. Conklin’s services, we granted Mr. Conklin a stock option to purchase up to 250,000 shares of our common stock at an exercise price of $0.54 per share, the fair market value of our common stock on the date of grant.  The stock option granted Mr. Conklin vested upon the achievement of specific technical, product development, and/or business milestones.  The grant date fair value of the 250,000 stock options was estimated at $0.48 each for a total of $119,975, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 139.53%, risk-free interest rate of 2.59%, and expected life of five years.   Under the terms of the stock option agreement, the stock option agreement terminated and there was no further vesting of stock options effective as of the date that Mr. Conklin ceased to provide consulting services to us.

Upon Mr. Patel’s resignation from all executive offices held with us (see footnote (2) below), we appointed Mr. Conklin to serve as our President, CEO, and CFO, effective August 9, 2010.  Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the 250,000 stock options previously granted to him on April 1, 2010 were forfeited.

Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the Board approved an annual salary of $150,000, a stipend of $1,000 per month during the term of Mr. Conklin’s Employment Agreement to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 2,000,000 shares of our common stock, subject to certain vesting requirements, at an exercise price of $0.55 per share.  The stock option expires ten years from the date of grant, on August 9, 2020.  Subject to the restrictions and earlier termination provisions set forth in the stock option agreement, the option vests as follows:

1. as to 500,000 shares or such portion thereof as may be determined by the Board at its sole discretion, when one or more of the following items related the development, production, manufacturing, and sale of any commercially viable product have been successfully executed:

(a) completion of final design and/or engineering;

(b) the establishment of manufacturing facilities, whether in-house or outsourced; and

(c) the initial filing of any product safety approval applications, if required, in order to allow for the commercial sale of products by us;

2. as to 500,000 shares upon commencing commercial sales of any of our products, as reported in our financial statements, whether to retail customers or wholesale customers;

3. 100,000 shares for each calendar year of service in an Executive Position for the next five years (500,000 shares in the aggregate), which shall become exercisable as follows:

(a)  as to 100,000 shares on August 9, 2011;

(b)  as to 100,000 shares on August 9, 2012;

(c)  as to 100,000 shares on August 9, 2013;

(d)  as to 100,000 shares on August 9, 2014; and

(e)  as to 100,000 shares on August 9, 2015.

4. as to 500,000 shares when, to the Board’s satisfaction, we enter into a favorable business partnership with a third-party commercial organization in the industry segment related to our product development and sales efforts, under any of the following conditions:

(a) a product development relationship whereby the third-party partner makes a significant financial investment, as determined at the Board’s discretion, directed towards the development of our products; or

(b) a product development relationship whereby the third-party partner invests significant research and development resources, as determined at the Board’s discretion, directed towards the development of our products; or

(c) a strategic partnership with the third-party partner where, as determined at the Board’s discretion, such a partnership provides significant business advantages to us which it would otherwise not have, whether related to product development, commercial sales, industry position, or business reputation.

The fair market value of our common stock on the date of grant was $0.54 per share.  The grant date fair value of the 2,000,000 stock options was estimated at $0.50 each, for a total of $1,008,814, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years.

(2)     On June 24, 2009 we entered into an employment agreement (the “Employment Agreement”) with Mr. Meetesh V. Patel, our then Chief Executive Officer, President and Chief Financial Officer.  Mr. Patel was also one of our directors. On August 9, 2010, Mr. Patel tendered his resignation from all executive officer positions held with us and as one of our directors.

Pursuant to the Employment Agreement, Mr. Patel received an annual salary of $150,000, a stipend of $1,200 per month, beginning October 15, 2008, the date he was appointed President and Chief Executive Officer and continuing the duration of the term of the Employment Agreement to cover medical insurance premiums until such time as we could provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 2,000,000 shares of our common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, the fair market value of our common stock on the date of grant.  The grant date fair value of the 2,000,000 stock options was estimated at $0.49 each, for a total of $980,000, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years.  Pursuant to the stock option agreement, all unvested stock options were forfeited when Mr. Patel ceased to serve as one of our officers or as a director. Therefore, effective upon resignation, all 2,000,000 unvested stock options were forfeited by Mr. Patel.

On December 15, 2009, the Board approved, and we granted a stock option to Mr. Patel to purchase up to 250,000 shares of our common stock at an exercise price of $0.44 per share, the fair market value of our common stock on the date of grant.  The stock option granted to Mr. Patel was fully vested and exercisable upon grant.  The grant date fair value of the 250,000 stock options was estimated at $0.33 each, for a total of $82,500, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 143.72%, risk-free interest rate of 0.88%, and expected life of 2.5 years. Pursuant to the stock option agreement, Mr. Patel has 90 days following the date he ceased to serve as  one of our officers or as a director to exercise these stock options.  Accordingly, Mr. Patel had until November 7, 2010 to exercise the 250,000 stock options granted to him.  During the year ended August 31, 2010, we recorded stock compensation of $82,500 related to this grant. Since the fair value of the stock options was recognized as expense upon grant and the stock options were fully vested, we did not record any reversal of stock compensation related to this grant upon Mr. Patel’s resignation. On November 1, 2010, Mr. Patel exercised 70,000 of the 250,000 stock options granted to him on December 15, 2009.  The remaining 180,000 stock options were forfeited, unexercised, effective November 7, 2010.

On April 6, 2010, we entered into an amendment to the Employment Agreement dated June 24, 2009 with Mr. Patel (the “Amended Employment Agreement”), pursuant to which Mr. Patel agreed to continue to serve as our President and CEO, until March 31, 2011 (the “Employee Employment Commitment”).  In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 150,000 shares of our common stock at an exercise price of $0.58 per share, the fair market value of our common stock on the date of grant.  Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between us and Mr. Patel, the option vests as follows:

(e)     as to 37,500 on June 30, 2010;

(f)      as to 37,500 on September 30, 2010;

(g)     as to 37,500 on December 31, 2010; and

(h)     as to 37,500 on March 31, 2011.

The grant date fair value of the 150,000 stock options was estimated at $0.48 each, for a total of $72,403, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 139.58%, risk-free interest rate of 2.71%, and expected life of 3.75 years.   As of the date that Mr. Patel tendered his resignation, 37,500 of the 150,000 stock options had vested.  Pursuant to the stock option agreement, the vesting of this stock option was accelerated when we mutually terminated the Amended Employment Agreement between us and Mr. Patel and Mr. Patel has the right at any time within the then remaining exercise period of such vested stock options to exercise the 150, 000 stock options granted to him on April 6, 2010.  During the year ended August 31, 2010, the Company recorded stock compensation of $72,403 related to this grant.  On November 1, 2010, Mr. Patel exercised all 150,000 of these stock options via the cashless exercise option set forth in the option agreement and we issued 80,952 shares of our common stock in full settlement of the exercise of this stock option.

(3)  This column reflects the grant date fair value of option awards as determined in accordance with FASB ASC Topic 718.  For information regarding significant factors, assumptions and methodologies used in calculating the fair value of stock options, see “Note 9. Stock Options” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(4)     Represents amounts paid for medical insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Conklin (1)	-	2,000,000	0.55	8/9/20
Meetesh V. Patel (2)	250,000 150,000	- -	0.44 0.58	11/7/10 12/7/10

(1)     On August 9, 2010, we entered into an employment agreement with Mr. John A. Conklin, our President, Chief Executive Officer, and Chief Financial Officer.  For the terms of the employment agreement between us and Mr. Conklin, please refer to footnote (1) to the Summary Compensation table in “ITEM 11. EXECUTIVE COMPENSATION.”

(2)     On each of December 15, 2009 and April 6, 2010, we granted a stock option to Mr. Meetesh V. Patel, our then President, Chief Executive Officer, and Chief Financial Officer.  Mr. Patel was also one of our directors. For the terms of the stock options and stock options exercised and forfeited subsequent to August 31, 2010, please refer to footnote (2) to the Summary Compensation table in “ITEM 11. EXECUTIVE COMPENSATION.”

Employee directors do not receive compensation in addition to their monthly salary for services rendered as a director.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control.

On August 9, 2010, we entered into an Employment Agreement with Mr. John A. Conklin pursuant to which the Board approved an annual salary of $150,000, a stipend of $1,000 per month during the term of Mr. Conklin’s Employment Agreement to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 2,000,000 shares of our common stock, subject to certain vesting requirements, at an exercise price of $0.55 per share.  Pursuant to the terms of the Employment Agreement between us and Mr. Conklin, in the event that Mr. Conklin’s employment is terminated by us, he will be entitled to a severance payment (the “Severance Payment”) equal to one month salary for every four months that he has been employed by us, up to a maximum of four months salary.  Pursuant to the terms of the stock option agreement between us and Mr. Conklin, if the Employment Agreement is terminated, as of the date of the termination of the Employment Agreement (the “Termination Date”), no further installments of the stock option shall vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the Termination Date.  Mr. Conklin has the right, at any time within 120 days of the Termination Date (the “Termination Exercise Period”) to exercise the vested options.  Any unexercised vested options will terminate following the expiration of the Termination Exercise Period.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees.  Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

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

Non-employee directors receive $2,500 per quarter for their services as directors.  We also reimburse directors for any actual expenses incurred to attend meetings of the Board.  Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal year ended August 31, 2010.

	Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($) (2)	Total ($)
Alastair Livesey (3)	$10,000	$17,500	$27,500
Jatinder Bhogal (3)	10,000	17,500	27,500
Joseph Sierchio (3)	10,000	17,500	27,500
Total director compensation	$30,000	$52,500	$82,500

(1)                   The amounts in this column represent the quarterly cash meeting fee earned by or paid to our non-employee directors for service during the fiscal year ended August 31, 2010.

(2)                   This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see “Note. 9 Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

(3)                   On December 15, 2009, the Board approved, and we granted, a stock option to each of three of our non-employee directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of our common stock at an exercise price of $0.44 per share, the fair market value of our common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 20,000 shares on December 16, 2009; (b) as to 15,000 shares on December 16, 2010; and (c) as to 15,000 shares on December 16, 2011.  The stock options are further subject to the terms and conditions of a stock option agreement between us and each director.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 50,000 stock option was estimated at $0.35 each, for a total of $17,500, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 8, 2010 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares of Beneficially Owned(1)	Percent of Class(1)
1420525 Alberta Ltd. (2) 216 – 1628 West 1st Avenue Vancouver, BC V6J 1G1	Stockholder	25,099,600 (2)	40.6%
John A. Conklin 9192 Red Branch Road, Suite 110 Columbia, MD 21045	President, Chief Executive Officer, and Chief Financial Officer	-0-	* %
Jatinder Bhogal 9192 Red Branch Road, Suite 110 Columbia, MD 21045	Director	40,000 (3)	* %
Alastair Livesey 9192 Red Branch Road, Suite 110 Columbia, MD 21045	Director	40,000 (3)	* %
Joseph Sierchio 430 Park Avenue, Suite 702 New York, New York 10022	Director	90,000 (4)	* %
All Directors and Officers as a Group (4 persons)		170,000 (5)	* %

* less than 1%

(1)     Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 61,791,052 shares of Common Stock issued and outstanding on a fully diluted basis as of December 8, 2010.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)     1420525 Alberta Ltd. is a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director, and controlling stockholder.  In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares.

(3)     Represents stock options to purchase 40,000 shares of our common stock.

(4)       Includes warrants to purchase 25,000 shares of our common stock and options to purchase 40,000 shares of our common stock.

(5)   Assumes exercise of all warrants and options exercisable within 60 days of November 1, 2010 that are owned by all officers and directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board of Directors. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions.  If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Transactions with Related Persons

Since the beginning of the fiscal year ended August 31, 2010, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions. For related party transactions that do not exceed $120,000 please see “Note 10.  Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board of Directors for any possible conflicts of interest.  In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally.  The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2010.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2010 and 2009.

	Year Ended
	August 31,
	2010	2009
Audit fees	$25,081	$21,981
Audit-related fees	11,513	2,007
Tax fees	5,901	12,081
Total fees	$42,495	$36,069

Audit Fees

Audit fees for the years ended August 31, 2010 and 2009 totaled $47,062 and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2010 and 2009.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2010 and 2009 totaled $13,520 and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2010 and 2009 totaled $17,982 and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2010 and 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of August 31, 2010 and 2009
  Consolidated Statements of Operations for the years ended August 31, 2010 and 2009 and the cumulative period from Inception (May 5, 1998) to August 31, 2010
  Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2010
  Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009 and the cumulative period from Inception (May 5, 1998) to August 31, 2010
  Notes to Consolidated Financial Statements

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

                                                                                         New Energy Technologies, Inc.

                                                                                                         (Registrant)

December 13, 2010	By: /s/ John A. Conklin John A. Conklin
Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Conklin	Chief Executive Officer and Chief	December 13, 2010
John A. Conklin	Financial Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jatinder Bhogal	Director	December 13, 2010
Jatinder Bhogal

/s/ Alastair Livesey	Director	December 13, 2010
Alastair Livesey

/s/ Joseph Sierchio	Director	December 13, 2010
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

10.2                                        Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Mr. Meetesh Patel (1)

10.3                                        Amendment to the Employment Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.4                                        Stock Option Agreement Dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.5                                        Employment Agreement dated February 1, 2010 between New Energy Technologies, Inc. and James B. Wilkinson (1)

10.6                                        Resignation and Mutual Determination to terminate employment between New Energy Technologies, Inc. and James B. Wilkinson, dated February 15, 2010 (1)

10.7                                        Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (1)

10.8                                        Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date (1)

10.9                                        Employment Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin *

10.10                                      Stock Option Agreement Dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin *

10.11                                      Redacted USF Sponsored Research Agreement (1)

10.12                                      Redacted USF Option Agreement (1)

10.13                                      Redacted Veryst Agreement (1)

10.14                                      Redacted Sigma Design Agreement (1)

10.15                                      Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010 by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (2)

10.16                                      Redacted Addendum dated November 30, 2010 to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation *

10.17                                      Code of Ethics *

31.1                             Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1                                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

____________________

(1)  Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010.

(2)  Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on June 28, 2010.

*Filed herewith