Form 10-Q
period 2010-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2011-01-14
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9192 Red Branch Road, Suite 110
Columbia, Maryland	20866
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,801,052 shares of common stock, par value $0.001, were outstanding on January 10, 2011.

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
FORM 10-Q

For the Quarterly Period November 30, 2010

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2010 AND AUGUST 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	November 30,	August 31,
	2010	2010

ASSETS

Current assets
Cash and cash equivalents	$2,670,005	$502,528
Deferred research and development costs	106,281	64,207
Prepaid expenses and other current assets	13,116	14,378
Total current assets	2,789,402	581,113

Equipment, net of accumulated depreciation of $116 and $0 at November 30, 2010 and August 31, 2010	1,274	-

Total assets	$2,790,676	$581,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$39,642	$67,553
Accrued liabilities	179,310	156,109
Warrant liability	697,405	8,059
Total current liabilities	916,357	231,721

Total liabilities	916,357	231,721

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at November 30, 2010 and August 31, 2010	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 60,365,696 and 58,600,600 shares issued and outstanding at November 30, 2010 and August 31, 2010	60,366	58,601
Common stock issuable; 441,000 and 0 shares at November 30, 2010 and August 31, 2010	441	-
Additional paid-in capital	9,863,644	7,018,967
Subscription receivable	(125,000)	-
Deficit accumulated during the development stage	(7,925,132)	(6,728,176)
Total stockholders' equity	1,874,319	349,392

Total liabilities and stockholders' equity	$2,790,676	$581,113

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30,		Cumulative May 5, 1998 (Inception) to November 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expense
Marketing and investor relations	37,055	241,593	3,192,437
Wages and benefits	279,486	225,360	1,396,963
Management fees - related party	-	-	207,546
Professional fees	89,947	92,568	1,261,855
Research and development	57,122	274,314	1,503,446
License fee	-	-	20,000
Travel and entertainment	6,187	6,706	362,452
Other operating expenses	37,065	61,755	592,835
Total operating expense	506,862	902,296	8,537,534

Loss from operations	(506,862)	(902,296)	(8,537,534)

Other income (expense)
Interest income	-	-	98,582
Interest expense	(251)	-	(11,253)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange gain (loss)	(497)	16	(85,382)
Change in fair value of warrant liability	(689,346)	991,254	1,430,926
Payable forgiven	-	-	30,000
Total other income (expense)	(690,094)	991,270	1,517,270

Income (loss) from continuing operations	(1,196,956)	88,974	(7,020,264)

Loss from discontinued operations	-	-	(162,097)

Net income (loss)	$(1,196,956)	$88,974	$(7,182,361)

Net income (loss) per common share - basic	$(0.02)	$0.00
Net income (loss) per common share - diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding - basic	59,076,055	58,600,600
Weighted average number of common shares outstanding - diluted	59,076,055	59,475,520

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in	Subscription	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	(Loss)	(Deficit)

Restricted common stock issued to related parties for management services at $0.003 per share	-	$-	9,000,000	$9,000	-	$-	$(6,000)	$-	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.13 per share	-	-	1,125,000	1,125	-	-	148,875	-	-	-	-	150,000

Comprehensive income (loss)
Net loss for the year ended August 31, 1998	-	-	-	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss											(12,326)

Balance, August 31, 1998	-	-	10,125,000	10,125	-	-	142,875	-	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year ended August 31, 1999	-	-	-	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss											(77,946)

Balance, August 31, 1999	-	-	10,125,000	10,125	-	-	142,875	-	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year ended August 31, 2000	-	-	-	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss											(12,446)

Balance, August 31, 2000	-	-	10,125,000	10,125	-	-	142,875	-	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for year ended August 31, 2001	-	-	-	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss											(12,904)

Balance, August 31, 2001	-	-	10,125,000	10,125	-	-	142,875	-	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss											(54,935)

Balance, August 31, 2002	-	-	10,125,000	10,125	-	-	142,875	-	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on December 19, 2002	-	-	24,000,000	24,000	-	-	56,000	-	-	-	-	80,000

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.003 per share on March 18, 2003	-	-	6,999,600	7,000	-	-	16,332	-	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss											(97,662)

Balance, August 31, 2003	-	-	41,124,600	41,125	-	-	215,207	-	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss											(19,787)

Balance, August 31, 2004	-	-	41,124,600	41,125	-	-	215,207	-	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss											(103,142)

Balance, August 31, 2005	-	-	41,124,600	41,125	-	-	215,207	-	-	(391,148)	-	(134,816)

Issuance of common stock and warrants at $0.17 per share on May 16, 2006	-	-	3,000,000	3,000	-	-	497,000	-	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss											(157,982)

Balance, August 31, 2006	-	-	44,124,600	44,125	-	-	712,207	-	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.167 per share during November - December 2006	-	-	3,000,000	3,000	-	-	497,000	-	-	-	-	500,000

Exercise of Class B Warrants at $0.183per share November - May 2007	-	-	3,000,000	3,000	-	-	547,000	-	-	-	-	550,000

Exercise of Class C Warrants at $0.50 per share during August 2007	-	-	980,000	980	-	-	489,020	-	-	-	-	490,000

Exercise of Class D Warrants at $0.55 per share during August 2007	-	-	880,000	880	-	-	483,120	-	-	-	-	484,000

Exercise of Class E Warrants at $0.60 per share during August 2007	-	-	880,000	880	-	-	527,120	-	-	-	-	528,000

Issuance of common stock and warrants at $0.50 per share on April 23, 2007	-	-	1,000,000	1,000	-	-	499,000	-	-	-	-	500,000

Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss											(1,444,580)

Balance, August 31, 2007	-	-	53,864,600	53,865	-	-	3,754,467	-	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash and services at $1.00 per Unit in February 2008	-	-	3,675,000	3,675	-	-	3,392,280	-	-	-	-	3,395,955

Exercise of Class C Warrants at $0.50 per share during March 2008	-	-	20,000	20	-	-	9,980	-	-	-	-	10,000

Exercise of Class D Warrants at $0.55 per share during May 2008	-	-	20,000	20	-	-	10,980	-	-	-	-	11,000

Exercise of Class F Warrants at $1.25 per share during April - May 2008	-	-	175,000	175	-	-	218,575	-	-	-	-	218,750

Stock based compensation	-	-	-	-	-	-	3,600,303	-	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss											(5,709,041)

Balance, August 31, 2008	-	-	57,754,600	57,755	-	-	10,986,585	-	10,693	(8,113,444)		2,941,589

Exercise of Class E Warrants at $0.60 per share during July 2009	-	-	20,000	20	-	-	11,980	-	-	-	-	12,000

Exercise of Class F Warrants at $1.25 per share during July - August 2009	-	-	826,000	826	-	-	1,031,674	-	-	-	-	1,032,500

Stock based compensation	-	-	-	-	-	-	183,312	-	-	-	-	183,312

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	-	-	(3,591,093)	-	-	-	-	(3,591,093)

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income											1,950,482

Balance, August 31, 2009	-	-	58,600,600	58,601	-	-	8,622,458	-	-	(6,152,269)		2,528,790

Stock based compensation	-	-	-	-	-	-	661,040	-	-	-	-	661,040

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	-	-	(478,971)	-	-	-	-	(478,971)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	-	-	(1,785,560)	-	-	(342,771)	-	(2,128,331)

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	-	-	-	(233,136)	(233,136)	(233,136)
Total comprehensive loss											(233,136)

Balance, August 31, 2010	-	-	58,600,600	58,601	-	-	7,018,967	-	-	(6,728,176)	-	349,392

Exercise of Class F Warrants at $1.25 per share during October - November 2010	-	-	1,614,144	1,614	441,000	441	2,566,875		-	-	-	2,568,930

Subscription receivable for 100,000 shares at $1.25 per share on exercise of Class F Warrants	-	-	-	-	-	-	-	(125,000)	-	-	-	(125,000)

Exercise of stock options	-	-	150,952	151	-	-	30,649	-	-	-	-	30,800

Stock based compensation	-	-	-	-	-	-	247,153	-	-	-	-	247,153

Net loss for the three months ended November 30, 2010	-	-	-	-	-	-	-	-	-	(1,196,956)	(1,196,956)	(1,196,956)
Total comprehensive loss											$(1,196,956)

Balance, November 30, 2010	-	$-	60,365,696	$60,366	441,000	$441	$9,863,644	$(125,000)	$-	$(7,925,132)		$1,874,319

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30,		Cumulative May 5, 1998 (Inception) to November 30,
	2010	2009	2010

Cash flows from operating activities
Income (loss) from continuing operations	$(1,196,956)	$88,974	$(7,020,264)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	116	-	4,598
Stock based compensation expense	247,153	191,616	4,691,808
Reversal of stock based compensation expense due to forfeiture of stock options	-	-	(4,070,064)
Change in fair value of warrant liability	689,346	(991,254)	(1,430,926)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(42,074)	(14,525)	(106,281)
Decrease (increase) in prepaid expenses and other current assets	1,262	(40,749)	(13,116)
Increase (decrease) in accounts payable	(27,911)	90,065	39,642
Increase in accrued liabilities	23,201	-	179,310
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(305,863)	(675,873)	(7,775,751)

Cash flows from investing activity
Purchase of fixed assets	(1,390)	-	(11,179)
Net cash used in investing activity	(1,390)	-	(11,179)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	2,474,730	-	10,856,935
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	2,474,730	-	10,456,935

Increase (decrease) in cash and cash equivalents	2,167,477	(675,873)	2,670,005

Cash and cash equivalents at beginning of period	502,528	2,736,221	-

Cash and cash equivalents at end of period	$2,670,005	$2,060,348	$2,670,005

Supplemental disclosure of cash flow information:
Interest paid in cash	$251	$-	$11,253
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.  Organization and Nature of Operations

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

The Company conducts its current operations through its two wholly-owned subsidiaries:

•	KEC; and
•	New Energy Solar

The Company is currently focusing its development efforts on two technologies, namely:

•	MotionPower™ Technology for capturing and converting the kinetic energy of moving vehicles to generate electricity; and

•	SolarWindow™ Technology which enables see-thru glass windows to generate electricity by applying electricity-generating coatings to their glass surfaces.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $7,925,132 as of November 30, 2010, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to develop its technologies. To date, the Company’s cash flow requirements have primarily been met by a private placement of common stock and warrants for net proceeds of $3,395,955 on February 12, 2008 and proceeds received from the exercise of warrants and stock options.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011 or any other interim period.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

Note 4.  Summary of Significant Accounting Policies

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

During the three months ended November 30, 2010 and 2009, the Company incurred $57,122 and $274,314 on research and development activities.  From inception (May 5, 1998) to November 30, 2010, the Company incurred $1,503,446 on research and development activities.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described below in “Note 9. Warrants.”

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. The fair value of the Company’s Class F Callable Warrants was $697,405 at November 30, 2010, using the Black-Scholes model (see “Note 9. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

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

During the three months ended November 30, 2010, the Company recorded a net loss.  Excluded from the computation of diluted net loss per share for the three months ended November 30, 2010, because their effect would be anti-dilutive, are stock options and warrants to acquire 3,433,356 shares of common stock with a weighted-average exercise price of $0.80 per share.

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

Following is the computation of basic and diluted net income (loss) per share for the three months ended November, 2010 and 2009:

	Three Months Ended
	November 30,
	2010	2009

Basic EPS Computation
Numerator: income available to common stockholders	$(1,196,956)	$88,974

Denominator:
Weighted average number of common shares outstanding	59,076,055	58,600,600

Basic EPS	$(0.02)	$0.00

Dilutive EPS Computation
Numerator: income available to common stockholders	$(1,196,956)	$88,974

Denominator:
Weighted average number of common shares outstanding	59,076,055	58,600,600
Effect of dilutive securities:
Warrants	-	874,920
Total shares	59,076,055	59,475,520

Diluted EPS	$(0.02)	$0.00

Note 6. SolarWindow™ Technology

Current Research Agreements

USF Sponsored Research Agreement, Option Agreement, and License Agreement

On May 20, 2009, the Company, through its wholly-owned subsidiary, New Energy Solar, entered into a research agreement (the “USF Sponsored Research Agreement”) with University of South Florida Board of Trustees (“USF”), for support to the project entitled “Semitransparent Flexible Power Foil (SFPF)” relating to the development of a prototype flexible semi-transparent organic power foil (1ft by 1ft dimension) for use as an electricity-generating window glass in building-integrated photovoltaic products (the “SolarWindow™ Technology”).  Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the USF Sponsored Research Agreement, relating to the payment terms and scope of work under the USF Sponsored Research Agreement.  The Company’s request was granted by the SEC on June 11, 2009. Accordingly, the terms of the USF Sponsored Research Agreement have not been disclosed.

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

Effective November 30, 2010, the Company entered into an addendum to the USF License Agreement, with USF expanding the scope of the USF License Agreement (the “Addendum”).  On December 3, 2010 the Company filed a confidential treatment request with the SEC regarding certain terms and provisions of the Addendum. The SEC has requested that the Company modify its confidential treatment request to more specifically identify those terms as to which it seeks confidential treatment.  The Company is in the process of responding to the SEC’s request.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008.  As of this date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement.  Pursuant to the terms of the UIUC Sponsored Research Agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at November 30, 2010 and August 31, 2010.  However, the Company has not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended.  The Company is of the opinion that to the extent these funds were not expended they are refundable to the Company.

The Company did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement during either of the three month periods ended November 30, 2010 and 2009. During the period from inception (May 5, 1998) to November 30, 2010, the Company recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

Oakland Sponsored Research Agreement

On August 18, 2008, the Company entered into a two-year Sponsored Research Agreement (“Oakland Sponsored Research Agreement”) with scientists at Oakland University to further the development of its photovoltaic technology for generating electricity on transparent glass windows.

Pursuant to the terms of the Oakland Sponsored Research Agreement the Company agreed to advance a total of $348,066 to fund the research and development activities of which $140,519 was payable on or before September 1, 2008, $127,547 was payable on or before October 1, 2009 and $80,000 was payable on demand during the contract period for reimbursement of materials provided by Oakland University.  In August 2008, the Company advanced $140,519 to Oakland University pursuant to the Oakland Sponsored Research Agreement.  In February 2009, in order to preserve the Company’s working capital, the Company decided that it was in its best interest not to proceed forward with the Oakland Sponsored Research Agreement and exercised its termination right by providing written notice to Oakland University of its election to terminate the Oakland Sponsored Research Agreement. As of the termination date of the Oakland Sponsored Research Agreement, $20,220 of the $140,519 initially advanced to Oakland University had been expended; all during the quarter ended February 28, 2009.  The remaining $120,299 was refunded to the Company in April 2009.

Note 7. MotionPower™ Technology

Veryst Agreement

On November 4, 2008, the Company, through its wholly-owned subsidiary, KEC, entered into an agreement (the “Veryst Agreement”) with Veryst Engineering LLC (“Veryst”) relating to the development of a car and truck energy harvester. The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC. Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement.  The Company’s request was granted on November 25, 2008.  Accordingly, certain terms and provisions of the Veryst Agreement have not been disclosed.

On September 9, 2009, the Company entered into two additional agreements with Veryst whereby Veryst performed additional testing of its vehicle energy harvester and advanced prototyping as well as continued development of a commercial scale truck energy harvester.

During the three months ended November 30, 2010 and 2009, the Company recorded $10,565 and $123,640, respectively, as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to November 30, 2010, the Company recorded $313,657 as research and development expense pursuant to these same agreements.

On July 6, 2010, the Company entered into another agreement with Veryst whereby Veryst performed services associated with improving system energy capture and conversion, and enhancing electrical power production.

During both of the three months ended November 30, 2010 and 2009, the Company did not record any research and development expense pursuant to the agreement with Veryst entered into on July 6, 2010.  During the period from inception (May 5, 1998) to November 30, 2010, the Company recorded $48,000 as research and development expense pursuant to the same agreement.

The Company continues to utilize Veryst, on a consulting basis, to further test, calibrate, and develop its MotionPower™ Technology.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement with Sigma Design Company (“Sigma Design”) whereby Sigma Design provided ongoing engineering and product development services relating to the development of the Company’s MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continued to provide engineering services relating to the development of the Company’s MotionPower™ Technology. On June 25, 2010, KEC entered into another consulting agreement with Sigma Design whereby Sigma Design will develop a modified prototype for the MotionPower™ Technology, which will deliver more output than the original prototype. The agreements between KEC and Sigma Design are collectively referred to herein as the (“Sigma Design Agreements”).  Each of the Sigma Design Agreements may be terminated by either Sigma Design or the Company upon 30 days written notice to the other party.  The Company has also engaged Sigma Design to conduct durability field tests of its MotionPower™ Technology.

During the three months ended November 30, 2010 and 2009, the Company recorded $26,423 and $120,778 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.  During the period from inception (May 5, 1998) to November 30, 2010, the Company recorded $292,694 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

The Company continues to utilize Sigma Design, on a consulting basis, to further test, calibrate, and develop its MotionPower™ Technology.

Note 8. Capital Stock

Preferred Stock

At November 30, 2010 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

Common Stock

On February 12, 2008, the Company consummated the sale of an aggregate of 3,675,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 3,675,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 (the “2008 Private Placement”) with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Investors”).  The Class F Callable Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.25 per share. See “Note 9. Warrants” and “Note 12. Subsequent Events.”

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of November 30, 2010 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants. See “Note 9. Warrants.”

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

Note 9.  Warrants

Class F Callable Warrants

On February 12, 2008, the Company completed the 2008 Private Placement (see “Note 8. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to an Agent, the Company issued 4,189,500 Class F Callable Warrants, each to purchase a share of common stock at $1.25 per share, expiring on February 12, 2011.  See “Note 8. Capital Stock - Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

During the three months ended November 30, 2010, investors exercised 2,055,144 Class F Callable Warrants. On November 30, 2010, the Company received Notices of Exercise for 100,000 of the total Class F Callable Warrants exercised, but did not receive the related proceeds of $125,000 until December 1, 2010.  The Company recorded the $125,000 as Subscription Receivable at November 30, 2010.  As of November 30, 2010, there were 1,133,356 Class F Warrants outstanding and exercisable. See “Note 12. Subsequent Events.”

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

The Company has valued its warrant liability at November 30, 2010 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 129.3%, risk-free interest rate of 0.17%, and expected term of 0.2 years.  The Company recorded a non-cash loss related to the Class F Callable Warrants of $689,346 during the three months ended November 30, 2010.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of Class F Callable Warrants, prior to their expiration date of February 12, 2011, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Class F Callable Warrants at November 30, 2010. See “Note 12. Subsequent Events.”

The following reconciles the warrant liability for the three months ended November 30, 2010:

Beginning Balance, September 1, 2010	$8,059
Change in fair value of warrant liability	689,346
Ending Balance, November 30, 2010	$697,405

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

A summary of the Company’s stock option activity for the three months ended November 30, 2010 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 31, 2010	2,700,000	$0.57
Exercises	(220,000)	0.54
Forfeitures	(180,000)	0.44
Outstanding at November 30, 2010	2,300,000	$0.58	9.2 years	$2,599,000

Exercisable at November 30, 2010	120,000	$0.78	5.8 years	$111,600

Available for grant at November 30, 2010	12,260,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2010.  The intrinsic value changes based on the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2010 and 2009:

	Three Months Ended
	November 30,
	2010	2009

Wages and benefits	$235,822	$182,729
Professional fees	11,331	8,887
Total	$247,153	$191,616

As of November 30, 2010, the Company had $732,973 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of four years.

Stock Options Exercised and Forfeited by Meetesh Patel During the Quarter Ended November 30, 2010

Mr. Meetesh Patel was appointed a Director of the Company on September 19, 2008, the President and Chief Executive Officer (“CEO”) on October 15, 2008 and the Chief Financial Officer (“CFO”) on January 9, 2009.  On August 9, 2010, Mr. Patel resigned from all executive positions held with the Company and as one of its directors.

On December 15, 2009, the Board approved, and the Company granted a stock option to Mr. Patel to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.44 per share.  The stock option granted to Mr. Patel was fully vested and exercisable upon grant.  Pursuant to the stock option agreement, Mr. Patel had 90 days following the date he ceased to be an officer or director of the Company to exercise these stock options.  Accordingly, Mr. Patel had until November 7, 2010 to exercise the 250,000 stock options granted to him.  On November 1, 2010, Mr. Patel exercised 70,000 of the 250,000 stock options granted to him on December 15, 2009.  The remaining 180,000 stock options were forfeited, unexercised, effective November 7, 2010.

On April 6, 2010, the Company entered into an amendment to the Employment Agreement dated June 24, 2009 with Mr. Patel (the “Amended Employment Agreement”), pursuant to which Mr. Patel agreed to continue to serve as the Company’s President and CEO, until March 31, 2011 (the “Employee Employment Commitment”).  In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.58 per share.  Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between the Company and Mr. Patel, the option vests as follows:

(a)	as to 37,500 on June 30, 2010;
(b)	as to 37,500 on September 30, 2010;
(c)	as to 37,500 on December 31, 2010; and
(d)	as to 37,500 on March 31, 2011.

As of the date that Mr. Patel tendered his resignation, 37,500 of the 150,000 stock options had vested.  Pursuant to the stock option agreement, the vesting of this stock option was accelerated when the Company mutually terminated the Amended Employment Agreement between the Company and Mr. Patel and Mr. Patel had the right at any time within the then remaining exercise period of such vested stock options to exercise the 150,000 stock options granted to him on April 6, 2010.  On November 1, 2010, Mr. Patel exercised all 150,000 of these stock options via the cashless exercise option set forth in the option agreement and the Company issued 80,952 shares of its common stock in full settlement of this stock option exercise.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.44	150,000	7.9	$0.44	60,000	7.9	$0.44
0.55	2,000,000	9.7	0.55	—	—	—
0.85	100,000	7.8	0.85	40,000	7.8	0.85
1.66	50,000	7.3	1.66	20,000	7.3	1.66
$0.44 – $ 1.66	2,300,000	9.2	$0.58	120,000	5.8	$0.78

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11.  Related Party Transactions

During the three months ended November 30, 2010, the Company incurred $279,486, including stock compensation of $235,822, as compensation for services that executive officers provided to the Company. During the three months ended November 30, 2009, the Company incurred $225,360, including stock compensation of $182,729, as compensation for services that executive officers provided to the Company.

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member. During the three months ended November 30, 2010, the Company incurred $18,831, including stock compensation of $11,331, for services rendered by non-employee directors of the Company, which is included in professional fees.  During the three months ended November 30, 2009, the Company incurred $16,387, including stock compensation of $8,887, for services rendered by non-employee directors of the Company, which is included in professional fees.

During the three months ended November 30, 2010 and 2009, the law firm of Sierchio & Company, LLP (“S&C LLP”), the Company’s corporate and securities legal counsel, provided $21,638 and $33,753 of legal services to the Company.  Joseph Sierchio, a non-employee director of the Company, is a principal of S&C LLP.  At November 30, 2010, the Company owed S&C LLP $10,558, which is included in accounts payable.

The Company’s corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2009, the Company entered into a one year sublease agreement with MVP Law Group, P.A., of which the Company’s former Chief Executive Officer and President is a founder and managing attorney. Rent for this office space is $900 per month through November 30, 2010. The Company’s sublease with MVP Law Group, P.A., renewed effective December 1, 2010 for an additional twelve months, at which time its monthly rent increased to $1,100 per month. Additionally, the Company paid a $900 security deposit.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 12.  Subsequent Events

Subsequent to November 30, 2010, and as of the date of this report, investors exercised an aggregate of 994,356 Class F Callable Warrants pursuant to which the Company received proceeds of $1,242,945 and issued 994,356 shares of its common stock.

On December 17, 2010, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Andrew T. Farago pursuant to which Mr. Farago was appointed the Company’s Chief Operating Officer.

Pursuant to the terms of the Employment Agreement, Mr. Farago will be:

•
paid an aggregate annual salary of $150,000 payable in 24 equal bimonthly installments of $6,250, which would increase to an aggregate annual salary of $250,000 payable in 24 equal bimonthly installments of $10,416.67 if the Company consummates either an equity or debt financing or series of financings pursuant to which it either directly or through a subsidiary receives net proceeds (after deduction of the costs of such financing, inclusive of commissions and or finder’s fees) of not less than $7,000,000;

•	paid a stipend of $1,000 per month during the term of the Employment Agreement to cover medical insurance premiums until such time as the Company can provide an alternative medical insurance plan; and

•	reimbursed for reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties.

The Employment Agreement provides that Mr. Farago’s employment by the Company is “at-will employment” and may be terminated by Mr. Farago or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other.

In accordance with the Employment Agreement, Mr. Farago has also been granted options (collectively, the “Option”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at a price of $2.07 per share.  The terms and conditions of the Option are set forth in an Option Agreement dated December 17, 2010, between the Company and Mr. Farago (the “Option Agreement”).  Subject to the restrictions and earlier termination provisions set forth in the Option Agreement, the Option vests as follows:

1.           as to 100,000 when, as a result of Mr. Farago’s direct efforts, he is able to develop, to the satisfaction of the Board of Directors, a comprehensive business plan, plan of operations, product roll-out strategy, various financial models associated with the business plan, and other such corporate finance tools required by the Company.

2.           as to 250,000 when the Company appoints or elects at least two new Directors to its Board of Directors, who have been recommended by Mr. Farago.  The Company agrees to act in good faith and consider candidates recommended by Mr. Farago.

3.           as to 250,000 when, as a result of Mr. Farago’s direct efforts and contribution, the Company receives non-compensated analyst coverage.

4.           as to 250,000 when, as a result of Mr. Farago’s direct efforts and contribution,  the Company is able to achieve a listing on either the AMEX or NASDAQ stock exchange.

5.           as to 150,000 when, as a result of Mr. Farago’s direct efforts and contribution, the Company enters into a product development relationship whereby a third-party industry partner makes a significant financial investment, as determined at the Board’s discretion, directed towards the development of the Company’s products.

6.           as to 100,000 shares for each calendar year of service in an Executive Position for the next five years (500,000 shares in the aggregate), which shall vest as follows:

(a)  as to 100,000 shares on December 17, 2011;
(b)  as to 100,000 shares on December 17, 2012;
(c)  as to 100,000 shares on December 17, 2013;
(d)  as to 100,000 shares on December 17, 2014; and
(e)  as to 100,000 shares on December 17, 2015.

On December 23, 2010, the Board of Directors approved an increase in the quarterly cash compensation to directors of the Company who are not employees or officers of the Company be increased from $2,500 to $3,750 commencing with the Company’s fiscal quarter beginning December 1, 2010.

The Board of Directors also approved and granted non-qualified stock options to each of Jatinder Bhogal, Alastair Livesey, and Joseph Sierchio to purchase up to 50,000 shares of the Company’s common stock, at an exercise price per share of $1.98, the fair market value of the Company’s common stock on the date of grant (December 23, 2010). The stock option grant is subject to and conditioned upon the execution and delivery by each of the recipients of a definitive stock option agreement (the “Stock Option Agreement”). If the Stock Option Agreement is not executed and delivered by the recipients on or before January 31, 2011, the option grant shall be deemed rescinded and of no further force and effect. Each of the stock options expire ten years from the date of the Stock Option Agreement (the “Effective Date”) and vest as follows:

(a) as to 20,000 shares on the Effective Date;
(b) as to 15,000 shares on the first anniversary of the Effective Date; and
(c) as to 15,000 shares on the second anniversary of the Effective Date.

In December 2010, the Board of Directors approved a one-time bonus of $25,000 payable to John Conklin by December 31, 2010.  Additionally, the Board of Directors approved to increase Mr. Conklin’s annual salary from $150,000 per year to $175,000 per year, commencing on January 1, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows, (b) our growth strategies, (c) expectations from our ongoing research and development activities, (d) anticipated trends in the technology industry, (e) our future financing plans, and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

The MD&A is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

New Energy Solar was incorporated on February 9, 2009 in the State of Florida and has no assets and no liabilities.

Our research and development activities are currently focused on the development of:
•	MotionPower™ Technology for capturing and converting the kinetic energy of moving vehicles to generate electricity; and
•	SolarWindow™ Technology which enables see-thru glass windows to generate electricity by applying electricity-generating coatings to their glass surfaces.

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

Effective November 30, 2010, we entered into an addendum to the USF License Agreement, with USF expanding the scope of the USF License Agreement (the “Addendum”).  On December 3, 2010 we filed a confidential treatment request with the SEC regarding certain terms and provisions of the Addendum. The SEC has requested that we modify our confidential treatment request to more specifically identify those terms as to which we seek confidential treatment.  We are in the process of responding to the SEC’s request.

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

The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. Pursuant to the terms of the UIUC Sponsored Research Agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in accrued liabilities at November 30, 2010 and August 31, 2010. However, we have not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. We are of the opinion that to the extent these funds were not expended they are refundable to us.

We did not record any research and development expense pursuant to the UIUC Sponsored Research Agreement during either of the three month periods ended November 30, 2010 and 2009. During the period from inception (May 5, 1998) to November 30, 2010, we recorded $422,818 as research and development expense pursuant to the UIUC Sponsored Research Agreement.

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

MotionPower™ Technology

Veryst Agreement

On November 4, 2008, our wholly-owned subsidiary, KEC, entered into an agreement (the “Veryst Agreement”) with Veryst Engineering LLC (“Veryst”) relating to the development of a car and truck energy harvester. The Veryst Agreement continues until terminated by either Veryst Engineering LLC or KEC. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the Veryst Agreement, relating to the payment terms, scope of work and the milestone terms of the license agreement under the Veryst Agreement.  Our request was granted on November 25, 2008.  Accordingly, the terms of the Veryst Agreement have not been disclosed.

On September 9, 2009, we entered into two additional agreements with Veryst whereby Veryst performed additional testing of our vehicle energy harvester and advanced prototyping as well as continued development of a commercial scale truck energy harvester.

During the three months ended November 30, 2010 and 2009, we recorded $10,565 and $123,640, respectively, as research and development expense pursuant to the agreements with Veryst entered into on September 9, 2009.  During the period from inception (May 5, 1998) to November 30, 2010, we recorded $313,657 as research and development expense pursuant to these same agreements.

On July 6, 2010, we entered into another agreement with Veryst whereby Veryst performed services associated with improving system energy capture and conversion, and enhancing electrical power production.

During both of the three months ended November 30, 2010 and 2009, we did not record any research and development expense pursuant to the agreement with Veryst entered into on July 6, 2010.  During the period from inception (May 5, 1998) to November 30, 2010, we recorded $48,000 as research and development expense pursuant to the same agreement.

We continue to utilize Veryst, on a consulting basis, to further test, calibrate, and develop our MotionPower™ Technology.

Sigma Design Agreement

On May 1, 2009, KEC entered into a consulting agreement with Sigma Design Company (“Sigma Design”) whereby Sigma Design provided ongoing engineering and product development services relating to the development of our MotionPower™ Technology.  On August 25, 2009, KEC entered into an additional consulting agreement with Sigma Design whereby Sigma Design continued to provide engineering services relating to the development of our MotionPower™ Technology. On June 25, 2010, KEC entered into another consulting agreement with Sigma Design whereby Sigma Design will develop a modified prototype for the MotionPower™ Technology, which will deliver more output than the original prototype. The agreements between KEC and Sigma Design are collectively referred to herein as the “Sigma Design Agreements”).  Each of the Sigma Design Agreements may be terminated by either Sigma Design or us upon 30 days written notice to the other party.  We have also engaged Sigma Design to conduct durability field tests of our MotionPower™ Technology.

During the three months ended November 30, 2010 and 2009, we recorded $26,423 and $120,778 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.  During the period from inception (May 5, 1998) to November 30, 2010, we recorded $292,694 as research and development expense pursuant to the Sigma Design Agreements and services provided for the durability field tests.

We continue to utilize Sigma Design, on a consulting basis, to further test, calibrate, and develop our MotionPower™ Technology.

Nerve Regeneration Technology

On August 22, 2007, we spun off our wholly-owned biotechnology subsidiary, MicroChannel Technologies Corporation (“MicroChannel”) with our shareholders. The net assets and results of operations of MicroChannel of the prior period have been reclassified as discontinued operations.

Results of Operations

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2010 and 2009 was as follows:

	Three Months Ended
	November 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expense
Marketing and investor relations	$37,055	$241,593	$(204,538)	(85	) %
Wages and benefits	279,486	225,360	54,126	24
Professional fees	89,947	92,568	(2,621)	(3)
Research and development	57,122	274,314	(217,192)	(79)
Travel and entertainment	6,187	6,706	(519)	(8)
Other operating expenses	37,065	61,755	(24,690)	(40)
Total operating expense	$506,862	$902,296	$(395,434)	(44	) %

Marketing and Investor Relations

Marketing and investor relations costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition.

We utilize various third parties to manage our investor relations and facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

The decrease in marketing and investor relations expense during the three months ended November 30, 2010 compared to the same period in 2009 is substantially due to us undertaking a targeted marketing program during the fourth quarter of fiscal year 2009, which continued into the first quarter of fiscal year 2010.  We incurred $210,000 more during the prior year quarter than the current quarter as a result of our targeted marketing program designed to establish our brand name recognition early on in our corporate development.  During that time, our marketing efforts, in addition to keeping our shareholders apprised of the advances to our technologies, generated more than 70 news media stories, including online, radio, television, and print media coverage in leading mainstream media in the United States.

We intend to continue to further develop and market our brand name and increase our brand recognition.  Subject to the receipt of any requisite regulatory approvals, we believe our marketing strategy ultimately will facilitate the distribution, sale and public acceptance of our MotionPower™ Technology and SolarWindow™ Technology products.

Wages and Benefits

During the three months ended November 30, 2010, we incurred $43,664 in wages and benefits expense for services rendered by John A. Conklin, who was appointed to serve as our President, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), effective August 9, 2010, and $235,822 in stock compensation expense for the amortization of the fair value of the stock option granted to Mr. Conklin on August 9, 2010 to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.55 per share, expiring on August 9, 2020.

During the three months ended November 30, 2010, we incurred $42,065 in wages and benefits expense for services rendered by Meetesh Patel, our former President, CEO, and CFO, and $182,729 in stock compensation expense for the amortization of the fair value of the stock option granted to Mr. Patel on June 24, 2009 to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.52 per share. The stock option granted to Mr. Patel was subsequently forfeited upon his resignation from all executive officer positions held with us and as one of our directors on August 9, 2010 and the related stock compensation previously recogonized was reversed.

Professional Fees

Professional fees primarily consist of accounting, audit and tax fees, legal fees, non-employee Board fees, SEC related filing fees, and consulting services provided to advance our MotionPower™ and SolarWindow™ Technology products (“Energy Consulting Services”).

Professional fees decreased $2,621 during the three months ended November 30, 2010 compared to the same period in 2009 primarily as a result of a decrease in legal fees of approximately $16,900 directly related to the preparation and filing of our Form S-1 and amendments thereto during the prior year. Offsetting the decrease in legal fees are increases in accounting and audit related fees of approximately $5,000 and Energy Consulting Services of approximately $7,300. Accounting and audit related fees increased due to the timing of when audit field work was performed by the independent registered public accounting firm for our August 31 fiscal year end.  Energy Consulting Services consists of consulting fees paid to third parties to provide technical advice, guidance, and business planning and modeling to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies.

Research and Development

Research and development costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our sponsored research agreements with USF, development agreements with Veryst, consulting agreements with Sigma Design, and agreements with other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Please refer to the appropriate sections above for disclosure of the specific terms and amounts incurred for each research and development agreement.

Other Operating Expenses

Other operating expenses includes rent, patent filing costs, utilities, insurance, press releases, information technology related fees, printing costs, and other administrative costs.

Other operating expenses decreased $24,690 during the three months ended November 30, 2010 as compared to the same period of the prior year substantially due to decreases in press release expense of approximately $19,600 and patent expenses of approximately $5,300. During the quarter ended November 30, 2010, we announced the unveiling of our SolarWindow™ Technology at USF as well as other significant advancements in the technology. During the quarter ended November 30, 2009, we made several announcements regarding the advancement of our MotionPower™ Technology and the testing of such at Burger King and the Four Seasons Hotel. As we continue to advance our MotionPower™ and SolarWindow™ technologies we will continue to make announcements by way of press releases, resulting in additional fees for press releases. During the quarter ended November 30, 2009, we filed United States and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology, resulting in higher expense in the prior year than in the current year.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2010 and 2009 was as follows:

	Three Months Ended
	November 30,
	2010	2009	Change

Other income (expense)
Interest expense	$(251)	$-	$(251)
Foreign exchange gain (loss)	(497)	16	(513)
Change in fair value of warrant liability	(689,346)	991,254	(1,680,600)
Total other income (expense)	$(690,094)	$991,270	(1,681,364)

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

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  We valued our warrant liability at November 30, 2010 using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 129.3%, risk-free rate of 0.17%, and a term of 0.2 years.   Increases in the volatility of the Class F Callable Warrants and the fair value of our common stock during the quarter ended November 30, 2010 resulted in an increase in the warrant liability and a non-cash loss related to the Class F Callable Warrants of $689,346 during the three months ended November 30, 2010.  The effect of the increases in volatility and the fair value of our common stock had a more significant impact on the warrant liability than the offsetting decrease in the number of Class F Callable Warrants outstanding (3,188,500 outstanding at August 31, 2010 and 1,133,356 outstanding at November 30, 2010).

We valued our warrant liability at November 30, 2009 using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 178.97%, risk-free rate of 0.27%, and a term of 1.2 years.    A decrease in the remaining term of the Class F Callable Warrants during three months ended November 30, 2009 and a decline in the fair value of the Company’s common stock from September 1, 2009 to November 30, 2009 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $991,254 during the three months ended November 30, 2009.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $7,925,132 through November 30, 2010.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At November 30, 2010, we had a cash and cash equivalent balance of $2,670,005. We have financed our operations primarily pursuant to a Securities Purchase Agreement in which we received net proceeds of $3,395,955 in February 2008 (as further described below) and from the exercise of warrants and stock options.

Net cash used in operating activities was $305,863 for the three months ended November 30, 2010, compared to net cash used in operating activities of $675,873 for the three months ended November 30, 2009.  The decrease in cash used in operating activities of $370,010 substantially reflects decreases in amounts paid for marketing and investor relations of approximately $210,000 (see “Marketing and Investor Relations” above), research and development of approximately $70,600 (see “Research and Development” above), professional fees of approximately $14,400 (see “Professional Fees” above), and other operating expenses (see “Other Operating Expenses” above).

Net cash provided by financing activities was $2,474,730 and $0 for the three months ended November 30, 2010 and 2009.  During October and November 2010, we received $2,443,930 from the exercise of Class F warrants and $30,800 from the exercise of stock options.

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

Accrued Liabilities

On August 25, 2006, we entered into the UIUC Sponsored Research Agreement, which was amended on July 23, 2007. Pursuant to the amended UIUC Sponsored Research Agreement, we agreed to provide a total of $422,818 to the University of Illinois. The UIUC Sponsored Research Agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the UIUC Sponsored Research Agreement. We were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at November 30, 2010 and August 31, 2010. However, we have not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the UIUC Sponsored Research Agreement have been fully expended. We are of the opinion that to the extent these funds were not expended they are refundable to us (see “UIUC Sponsored Research Agreement” under “Terminated Research Agreements” above).

Other Contractual Obligations

In addition to the contractual obligations discussed above for the research and development agreement with USF, as of November 30, 2010, we have future minimum lease payments of $13,650 under our corporate and other office operating leases.  In addition, we have future minimum payments totaling $53,000 pursuant to agreements with third party providers that we utilize for investor relations and marketing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Note 4.  Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2010, the Company entered into an amendment to the Employment Agreement dated June 24, 2009 with Mr. Patel (the “Amended Employment Agreement”), pursuant to which Mr. Patel agreed to continue to serve as the Company’s President and CEO, until March 31, 2011 (the “Employee Employment Commitment”).  In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.58 per share.  Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between the Company and Mr. Patel, the option vests as follows:
(e)	as to 37,500 on June 30, 2010;
(f)	as to 37,500 on September 30, 2010;
(g)	as to 37,500 on December 31, 2010; and
(h)	as to 37,500 on March 31, 2011.

On August 9, 2010, Mr. Patel resigned from all executive positions held with us and as one of our directors.  As of the date of Mr. Patel’s resignation, 37,500 of his 150,000 stock options had vested.  Pursuant to the stock option agreement, the vesting of this stock option was accelerated when we mutually terminated the Amended Employment Agreement between us and Mr. Patel and Mr. Patel had the right at any time within the then remaining exercise period of such vested stock options to exercise the 150,000 stock options granted to him on April 6, 2010.  On November 1, 2010, Mr. Patel exercised all 150,000 of these stock options via the cashless exercise option set forth in the option agreement and we issued 80,952 shares of our common stock in full settlement of this stock option exercise.

The issuance of the common stock pursuant to the above transaction is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificate contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (1)

3.3	By Laws (1)

4.1	Securities Purchase Agreement dated February 8, 2008 (1)

10.1	Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.2	Amendment to the Employment Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.3	Stock Option Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.4	Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (1)

10.5	Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date(1)

10.6	Employment Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin (3)

10.7	Stock Option Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin (3)

10.8	Employment Agreement dated December 17, 2010 between New Energy Technologies, Inc. and Andrew Farago (4)

10.9	Stock Option Agreement dated December 17, 2010 between New Energy Technologies, Inc. and Andrew Farago (4)

10.10	Redacted USF Sponsored Research Agreement (1)

10.11	Redacted USF Option Agreement (1)

10.12	Redacted Veryst Agreement (1)

10.13	Redacted Sigma Design Agreement (1)

10.14
Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010 by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (2)

10.15	Redacted Addendum dated November 30, 2010 to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation (3)

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

(2)  Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on June 28, 2010.

(3)  Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010.

(4) Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

New Energy Technologies, Inc.
(Registrant)

January 14, 2011	By: /s/ John Conklin
John Conklin
President, Chief Executive Officer, and
Chief Financial Officer