Form 10-Q
period 2011-02-28
NEW ENERGY TECHNOLOGIES, INC.
filed 2011-04-14
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9192 Red Branch Road, Suite 110
Columbia, Maryland	21045
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,638,360 shares of common stock, par value $0.001, were outstanding on April 11, 2011.

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
FORM 10-Q

For the Quarterly Period February 28, 2011

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2011 AND AUGUST 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	February 28,	August 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$3,648,865	$502,528
Deferred research and development costs	86,203	64,207
Deferred offering costs	25,000	-
Prepaid expenses and other current assets	51,163	14,378
Total current assets	3,811,231	581,113

Equipment, net of accumulated depreciation of $232 and $0 at February 28, 2011 and August 31, 2010	1,158	-

Total assets	$3,812,389	$581,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$73,772	$67,553
Accrued liabilities	163,408	156,109
Warrant liability	-	8,059
Total current liabilities	237,180	231,721

Total liabilities	237,180	231,721

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at February 28, 2011 and August 31, 2010	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 and 19,533,533 shares issued and outstanding at February 28, 2011 and August 31, 2010	20,638	19,533
Additional paid-in capital	12,597,448	7,058,035
Deficit accumulated during the development stage	(9,042,877)	(6,728,176)
Total stockholders' equity	3,575,209	349,392

Total liabilities and stockholders' equity	$3,812,389	$581,113

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		May 5, 1998
	February 28,		February 28,		(Inception) to
	2011	2010	2011	2010	February 28, 2011

Revenue	$-	$-	$-	$-	$-

Operating expense
Marketing and investor relations	123,296	40,539	160,351	282,132	3,315,733
Wages and benefits	1,251,699	247,426	1,531,185	472,787	2,648,662
Management fees - related party	7,500	-	7,500	-	215,046
Professional fees	325,621	134,793	415,567	227,362	1,587,475
Research and development	37,978	167,814	95,100	442,128	1,541,424
License fee	-	-	-	-	20,000
Travel and entertainment	10,453	23,935	16,640	30,641	372,905
Other operating expenses	57,997	83,498	95,064	145,251	650,834
Total operating expense	1,814,544	698,005	2,321,407	1,600,301	10,352,079

Loss from operations	(1,814,544)	(698,005)	(2,321,407)	(1,600,301)	(10,352,079)

Other income (expense)
Interest income	-	-	-	-	98,582
Interest expense	(605)	-	(856)	-	(11,858)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	-	59,704
Foreign exchange loss	-	(722)	(497)	(706)	(85,382)
Change in fair value of warrant liability	697,405	564,744	8,059	1,555,998	2,128,331
Payable forgiven	-	-	-	-	30,000
Total other income (expense)	696,800	564,022	6,706	1,555,292	2,214,070

Loss from continuing operations	(1,117,744)	(133,983)	(2,314,701)	(45,009)	(8,138,009)

Loss from discontinued operations	-	-	-	-	(162,097)

Net loss	$(1,117,744)	$(133,983)	$(2,314,701)	$(45,009)	$(8,300,106)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)	$(0.11)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,613,780	19,533,533	20,150,353	19,533,533

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated
						Other	Deficit Accumulated
	Preferred Stock		Common Stock		Additional	Comprehensive	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock issued to related parties for management services at $0.001 per share	-	$-	3,000,000	$3,000	$-	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.40 per share	-	-	375,000	375	149,625	-	-	-	150,000

Comprehensive income (loss)
Net loss for the year ended August 31, 1998	-	-	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss								(12,326)

Balance, August 31, 1998	-	-	3,375,000	3,375	149,625	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss								(77,946)

Balance, August 31, 1999	-	-	3,375,000	3,375	149,625	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss								(12,446)

Balance, August 31, 2000	-	-	3,375,000	3,375	149,625	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for year ended August 31, 2001	-	-	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss								(12,904)

Balance, August 31, 2001	-	-	3,375,000	3,375	149,625	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss								(54,935)

Balance, August 31, 2002	-	-	3,375,000	3,375	149,625	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.01 per share on December 19, 2002	-	-	8,000,000	8,000	72,000	-	-	-	80,000

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.01 per share on March 18, 2003	-	-	2,333,200	2,333	20,999	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss								(97,662)

Balance, August 31, 2003	-	-	13,708,200	13,708	242,624	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss								(19,787)

Balance, August 31, 2004	-	-	13,708,200	13,708	242,624	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss								(103,142)

Balance, August 31, 2005	-	-	13,708,200	13,708	242,624	-	(391,148)	-	(134,816)

Issuance of common stock and warrants at $0.50 per share on May 16, 2006	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss								(157,982)

Balance, August 31, 2006	-	-	14,708,200	14,708	741,624	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.50 per share during November - December 2006	-	-	1,000,000	1,000	499,000	-	-	-	500,000

Exercise of Class B Warrants at $0.55 per share November 2006 - May 2007	-	-	1,000,000	1,000	549,000	-	-	-	550,000

Exercise of Class C Warrants at $1.50 per share during August 2007	-	-	326,667	327	489,673	-	-	-	490,000

Exercise of Class D Warrants at $1.65 per share during August 2007	-	-	293,333	293	483,707	-	-	-	484,000

Exercise of Class E Warrants at $1.80 per share during August 2007	-	-	293,333	293	527,707	-	-	-	528,000

Issuance of common stock and warrants at $1.50 per share on April 23, 2007	-	-	333,333	333	499,667	-	-	-	500,000

Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss								(1,444,580)

Balance, August 31, 2007	-	-	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit in February 2008	-	-	1,225,000	1,225	3,394,730	-	-	-	3,395,955

Exercise of Class C Warrants at $1.50 per share during March 2008	-	-	6,667	7	9,993	-	-	-	10,000

Exercise of Class D Warrants at $1.65 per share during May 2008	-	-	6,667	7	10,993	-	-	-	11,000

Exercise of Class F Warrants at $3.75 per share during April - May 2008	-	-	58,333	58	218,692	-	-	-	218,750

Stock based compensation	-	-	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	12,504	-	12,504	12,504

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss								(5,709,041)

Balance, August 31, 2008	-	-	19,251,533	19,251	11,025,089	10,693	(8,113,444)		2,941,589

Exercise of Class E Warrants at $1.80 per share during July 2009	-	-	6,667	7	11,993	-	-	-	12,000

Exercise of Class F Warrants at $3.75 per share during July - August 2009	-	-	275,333	275	1,032,225	-	-	-	1,032,500

Stock based compensation	-	-	-	-	183,312	-	-	-	183,312

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(3,591,093)	-	-	-	(3,591,093)

Comprehensive income
Foreign currency translation adjustments	-	-	-	-	-	(10,693)	-	(10,693)	(10,693)

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income								1,950,482

Balance, August 31, 2009	-	-	19,533,533	19,533	8,661,526	-	(6,152,269)		2,528,790

Stock based compensation	-	-	-	-	661,040	-	-	-	661,040

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(478,971)	-	-	-	(478,971)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(233,136)	(233,136)	(233,136)
Total comprehensive loss								(233,136)

Balance, August 31, 2010	-	-	19,533,533	19,533	7,058,035	-	(6,728,176)	-	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	-	-	(3)	-	-	-	-	-	-

Exercise of Class F Warrants at $3.75 per share during October 2010 - February 2011	-	-	1,054,512	1,055	3,953,320	-	-	-	3,954,375

Exercise of stock options	-	-	50,318	50	30,750	-	-	-	30,800

Stock based compensation	-	-	-	-	1,555,343	-	-	-	1,555,343

Net loss for the six months ended February 28, 2011	-	-	-	-	-	-	(2,314,701)	(2,314,701)	(2,314,701)
Total comprehensive loss								$(2,314,701)

Balance, February 28, 2011	-	$-	20,638,360	$20,638	$12,597,448	$-	$(9,042,877)		$3,575,209

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Six Months Ended		May 5, 1998
	February 28,		(Inception) to
	2011	2010	February 28, 2011

Cash flows from operating activities
Loss from continuing operations	$(2,314,701)	$(45,009)	$(8,138,009)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	232	-	4,714
Stock based compensation expense	1,555,343	409,988	5,999,998
Reversal of stock based compensation expense due to forfeiture of stock options	-	-	(4,070,064)
Change in fair value of warrant liability	(8,059)	(1,555,998)	(2,128,331)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(21,996)	(28,626)	(86,203)
Increase in deferred offering costs	(25,000)	-	(25,000)
Increase in prepaid expenses and other current assets	(36,785)	(29,317)	(51,163)
Increase in accounts payable	6,219	16,893	73,772
Increase in accrued liabilities	7,299	6,728	163,408
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(837,448)	(1,225,341)	(8,307,336)

Cash flows from investing activity
Purchase of equipment	(1,390)	-	(11,179)
Net cash used in investing activity	(1,390)	-	(11,179)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	3,985,175	-	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	3,985,175	-	11,967,380

Increase (decrease) in cash and cash equivalents	3,146,337	(1,225,341)	3,648,865

Cash and cash equivalents at beginning of period	502,528	2,736,221	-

Cash and cash equivalents at end of period	$3,648,865	$1,510,880	$3,648,865

Supplemental disclosure of cash flow information:
Interest paid in cash	$856	$-	$11,858
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011
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

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of 24 patent-filings, have been invented, designed, engineered, and prototyped in preparation for advanced field testing, product development, and commercial deployment.

The Company’s first technology, SolarWindow™, generates electricity when glass surfaces are sprayed with electricity-generating coatings, creating, semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey).

The Company’s second technology, MotionPower™, harvests the available kinetic or motion energy of cars, trucks, buses, and heavy commercial vehicles when they slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency).

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

The Company conducts its current operations through its two wholly-owned subsidiaries:

•	KEC; and
•	New Energy Solar

On March 16, 2011, pursuant to a February 7, 2011 written consent signed by the shareholders owning a majority of the Company’s issued and outstanding shares and a February 24, 2011 unanimous written consent of the Company’s board of directors (collectively the “Consents”), the Company underwent a one-for-three reverse stock split whereby holders of three shares of the Company’s common stock as of March 15, 2011, received one share of its common stock after the reverse stock split, with all fractional shares being rounded up to the nearest whole share.

All share and per share amounts have been retrospectively restated to reflect the one-for-three reverse stock split effected March 16, 2011 and declared effective by the Financial Industry Regulatory Authority as of March 21, 2011.

On March 16, 2011, pursuant to the Consents, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, does not have any commercialized products, has not generated any revenue since inception and does not expect to generate any revenue for the foreseeable future.  The Company has an accumulated deficit of $9,042,877 as of February 28, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended August 31, 2010, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company has no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of February 28, 2011, the Company had cash and cash equivalents of $3,648,865. The Company anticipates that it will remain engaged in research and product development activities at least through August 31, 2012. Based upon its current level of operations and expenditures, the Company believes that absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through August 31, 2012. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate one or more of its research programs, sell rights to its SolarWindow™ Technology and/or MotionPowerTM Technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011 or any other interim period.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

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

During the three months ended February 28, 2011 and 2010, the Company incurred $37,978 and $167,814, on research and development activities. During the six months ended February 28, 2011 and 2010, the Company incurred $95,100 and $442,128, respectively, on research and development activities.  From inception (May 5, 1998) to February 28, 2011, the Company incurred $1,541,424 on research and development activities.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. On February 12, 2011, all unexercised Class F Callable Warrants expired, resulting in a fair value of $0 at February 28, 2011 (see “Note 9. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Issued and Adopted Accounting Pronouncements

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

During the three and six month periods ended February 28, 2011 and 2010, the Company recorded a net loss.  Excluded from the computation of diluted net loss per share for the three and six months ended February 28, 2011, because their effect would be anti-dilutive, are stock options to acquire 1,333,337 shares of common stock with a weighted-average exercise price of $3.63 per share. Excluded from the computation of diluted net loss per share for the three and six months ended February 28, 2010, because their effect would be anti-dilutive, are stock options and warrants to acquire 1,946,171 shares of common stock with a weighted-average exercise price of $2.79 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Basic and Diluted EPS Computation
Numerator: income available to common stockholders	$(1,117,744)	$(133,983)	$(2,314,701)	$(45,009)

Denominator:
Weighted average number of common shares outstanding	20,613,780	19,533,533	20,150,353	19,533,533

Basic and diluted EPS	$(0.05)	$(0.01)	$(0.11)	$(0.00)

Note 6. SolarWindow™ Technology

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through the Company’s wholly-owned subsidiary, New Energy Solar Corporation, it is a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for the Company’s support of a project relating to the development of the SolarWindow™ Technology and grant it an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology. Pursuant to SEC Rule 24b-2, the Company has submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through the Company’s wholly-owned subsidiary, Sungen Energy, Inc., it was a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign that provided for the Company’s support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the agreement. Pursuant to the terms of the agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2011 and August 31, 2010. However, the Company has not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. The Company is of the opinion that to the extent these funds were not expended, they are refundable to the Company.

The Company did not record any research and development expense pursuant to this agreement during any of the three or six month periods ended February 28, 2011 or 2010. During the period from inception (May 5, 1998) to February 28, 2011, the Company recorded $422,818 as research and development expense pursuant to this agreement.

Oakland Sponsored Research Agreement

The Company was a party to a Sponsored Research Agreement with scientists at Oakland University to further the development of its photovoltaic technology for generating electricity on transparent glass windows. Pursuant to the agreement, the Company agreed to advance in three installments a total of $348,066 to fund the research and development activities. In August 2008, the Company advanced the first installment of $140,519 to Oakland University. In February 2009, the Company elected to terminate the agreement. As of the termination date, $20,220 of the $140,519 advanced to Oakland University had been expended and the remaining $120,299 was refunded to the Company in April 2009.

Note 7. MotionPower™ Technology

Veryst Agreement

Through the Company’s wholly-owned subsidiary, Kinetic Energy Corporation, it is a party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010, all relating to the development of a car and truck energy harvester. Pursuant to Rule 24b-2 the Company submitted a request for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008 agreement have not been disclosed.

During the three months ended February 28, 2011 and 2010, the Company recorded $17,901 and $109,650, respectively, as research and development expense pursuant to these agreements. During the six months ended February 28, 2011 and 2010, the Company recorded $28,466 and $233,290, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to February 28, 2011, the Company recorded $538,557 as research and development expense pursuant to these same agreements.

Veryst Engineering LLC has successfully completed its contracted services associated with the agreements dated November 4, 2008 and July 6, 2010. Veryst Engineering LLC continues to perform site-specific work, including planning, installing, and testing services contracted under the agreement dated September 9, 2009.

Sigma Design Agreement

Through Kinetic Energy Corporation, the Company has been and will continue to be a party to certain consulting agreements with Sigma Design Company, a Vancouver, Washington based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services relating to the development of the Company’s MotionPower™ Technology.

During the three months ended February 28, 2011 and 2010, the Company recorded $0 and $12,747, respectively, as research and development expense pursuant to these agreements.  During the six months ended February 28, 2011 and 2010, the Company recorded $26,423 and $133,525, respectively, as research and development expense pursuant to these agreements.  During the period from inception (May 5, 1998) to February 28, 2011, the Company recorded $292,694 as research and development expense pursuant to these agreements.

The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the Company’s MotionPower™ Technology.

Note 8. Capital Stock

Preferred Stock

At February 28, 2011, there were 1,000,000 shares of preferred stock, par value $0.10 per share, authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

Reverse Stock Split

On March 16, 2011, pursuant to a February 7, 2011, written consent signed by the shareholders owning a majority of the Company’s issued and outstanding shares and a February 24, 2011, unanimous written consent of the Company’s board of directors, the Company underwent a one-for-three reverse stock split whereby holders of three shares of the Company’s common stock as of March 15, 2011, received one share of its common stock after the reverse stock split, with all fractional shares being rounded up to the nearest whole share.

All share and per share amounts have been retrospectively restated to reflect the one-for-three reverse stock split effected March 16, 2011. Pursuant to the Financial Industry Regulatory Authority, the reverse stock split was declared effective as of March 21, 2011.

Common Stock

On February 12, 2008, the Company consummated the sale of an aggregate of 1,225,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 1,225,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors. The Class F Callable Warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $3.75 per share. See “Note 9. Warrants.”

The number of shares issuable upon exercise of the Class F Callable Warrants and the exercise price of the Class F Callable Warrants were adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance was at a price per share which is less than the then applicable exercise price of the Class F Callable Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Class F Callable Warrants exercise price and number of underlying shares of common stock resulted in a settlement amount that did not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class F Callable Warrants were not considered indexed to the Company’s own stock and therefore needed to be accounted for as a derivative.  As of February 12, 2011, the expiration date of all of the remaining outstanding Class F Callable Warrants, the Company had not sold any shares of common stock or common stock equivalents that resulted in an adjustment to the exercise price or number of shares of common stock underlying the Class F Callable Warrants. See “Note 9. Warrants.”

The Company engaged an agent to help locate investors in the private placement.  The agent was paid a total cash fee of 7% of the aggregate gross proceeds, or $257,250, and received Class F Callable Warrants to purchase 171,500 shares of the Company’s common stock, valued at $642,980 and representing 7% of the total number of shares purchased by the investors. In addition, the agent was reimbursed $6,045 for expenses incurred on behalf of the Company.

At the time of grant, the fair value of the 1,396,500 Class F Callable warrants was $5,236,875, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159.33%, risk-free interest rates of 4.76%, and expected lives of 3 years.  The proceeds received pursuant to the 2008 Private Placement allocated to the warrants were $2,337,885.

Note 9.  Warrants

Class F Callable Warrants

On February 12, 2008, the Company completed a private placement  (see “Note 8. Capital Stock”).  Pursuant to the private placement and payment of a commission to an agent, the Company issued 1,396,500 Class F Callable Warrants, each to purchase a share of common stock at $3.75 per share, expiring on February 12, 2011.  See “Note 8. Capital Stock - Common Stock” for additional disclosures regarding the terms and conditions related to the Class F Callable Warrants.

During the six months ended February 28, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375.  On February 12, 2011, all unexercised Class F Callable Warrants expired.

Class F Callable Warrant Liability

On September 1, 2009, the Company adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.  The Company determined that its Class F Callable Warrants contained a dilutive issuance provision.  As a result, the Company reclassified 1,062,833 of its Class F Callable Warrants to long-term warrant liability, resulting in a cumulative adjustment to accumulated deficit as of September 1, 2009 of $342,771.

The Company’s Class F Callable Warrants are considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter.  On February 12, 2011, all unexercised Class F Callable Warrants expired, resulting in a change in fair value of warrant liability of $697,405 during the quarter ended February 28, 2011 to adjust the fair value of the Class F Callable Warrants to $0 at February 28, 2011.

The following reconciles the warrant liability for the six months ended February 28, 2011:

Beginning Balance, September 1, 2010	$8,059
Change in fair value of warrant liability	(8,059)
Ending Balance, February 28, 2011	$-

Note 10. Stock Options

On October 10, 2006, the board of directors adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Stock Plan provides for the granting of stock options to purchase a maximum of 5,000,000 shares of the Company’s common stock.  Stock options granted to employees under the Company’s 2006 Stock Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of the Company’s common stock expire no later than ten years after the date of grant.

The per share exercise price for each stock option is determined by the board of directors and may not be below fair market value on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as listed on the Over the Counter Bulletin Board (the “OTCBB”) on the date of grant or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

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

Below is a summary of the Company’s stock option activity for the six months ended February 28, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining C ontractual Term	Aggregate Intrinsic Value

Outstanding at August 31, 2010	900,003	$1.70
Grants	566,668	6.19
Exercises	(73,334)	1.61
Forfeitures	(60,000)	1.32
Outstanding at February 28, 2011	1,333,337	$3.63	9.3 years	$2,124,005

Exercisable at February 28, 2011	85,001	$3.44	6.7 years	$137,301

Available for grant at February 28, 2011	3,593,329

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on February 28, 2011.  The intrinsic value changes based on the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Wages and benefits	$1,128,620	$183,562	$1,364,442	$366,292
Professional fees	179,570	34,809	190,901	43,696
Total	$1,308,190	$218,371	$1,555,343	$409,988

As of February 28, 2011, the Company had $2,677,239 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 5.25 years.

Stock Option Grants During the Six Months Ended February 28, 2011

On December 17, 2010, the board of directors approved, and the Company granted, Mr. Andrew Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The stock option expires ten years from the date of grant and vests as follows:

1. as to 33,333 when, as a result of Mr. Farago’s direct efforts, he is able to develop, to the satisfaction of the board of directors, a comprehensive business plan, plan of operations, product roll-out strategy, various financial models associated with the business plan, and other such corporate finance tools required by the Company.

2. as to 83,334 when the Company appoints or elects at least two new directors to its board of directors, who have been recommended by Mr. Farago. The Company agrees to act in good faith and consider candidates recommended by Mr. Farago.

3. as to 83,334 when, as a result of Mr. Farago’s direct efforts and contribution, the Company receives non-compensated analyst coverage.

4. as to 83,334 when, as a result of Mr. Farago’s direct efforts and contribution, the Company is able to achieve a listing on either the AMEX or NASDAQ stock exchange.

5. as to 50,000 when, as a result of Mr. Farago’s direct efforts and contribution, the Company enters into a product development relationship whereby a third-party industry partner makes a significant financial investment, as determined at the board of director’s discretion, directed towards the development of the Company’s products.

6. as to 33,333 shares for each calendar year of service in an executive position for the next five years (166,665 shares in the aggregate), which shall vest as follows:

(a) as to 33,333 shares on December 17, 2011;
(b) as to 33,333 shares on December 17, 2012;
(c) as to 33,333 shares on December 17, 2013;
(d) as to 33,333 shares on December 17, 2014; and
(e) as to 33,333 shares on December 17, 2015.

The grant date fair value of the stock option granted to Mr. Farago was $2,878,274 estimated using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.7%, and a term of 6.8 years.

On December 23, 2010, the board of directors approved, and the Company granted, a stock option to each of the Company’s non-employee directors to purchase 16,667 shares of its common stock at an exercise price of $5.94 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

The grant date fair value of each of the stock options granted to each of the Company’s non-employee directors was $89,228 estimated using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.8%, and a term of 5.75 years.

On January 17, 2011, the board of directors appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $6.51 per share, the fair market value of the Company’s common stock on the date the stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option expires ten years from January 19, 2021 and vests as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and Mr. Jimenez. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Jimenez ceases to be one of the Company’s directors. Upon termination of such service, Mr. Jimenez will have a specified period of time to exercise vested stock options, if any.

The grant date fair value of the stock option granted to Mr. Jimenez was $97,250 estimated using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 133.4%, risk-free rate of 2.0%, and a term of 5.75 years.

Stock Options Exercised and Forfeited by Meetesh Patel During the Six Months Ended February 28, 2011

Mr. Meetesh Patel was appointed a director of the Company on September 19, 2008, the President and Chief Executive Officer (“CEO”) on October 15, 2008 and the Chief Financial Officer (“CFO”) on January 9, 2009.  On August 9, 2010, Mr. Patel resigned from all executive positions held with the Company and as one of its directors.

On December 15, 2009, the board of directors approved, and the Company granted, a stock option to Mr. Patel to purchase up to 83,334 shares of the Company’s common stock at an exercise price of $1.32 per share.  The stock option granted to Mr. Patel was fully vested and exercisable upon grant.  Pursuant to the stock option agreement, Mr. Patel had 90 days following the date he ceased to be an officer or director of the Company to exercise these stock options.  Accordingly, Mr. Patel had until November 7, 2010 to exercise the 83,334 stock options granted to him.  On November 1, 2010, Mr. Patel exercised 23,334 of the 83,334 stock options granted to him on December 15, 2009.  The remaining 60,000 stock options were forfeited, unexercised, effective November 7, 2010.

On April 6, 2010, the Company entered into an amendment to the Employment Agreement dated June 24, 2009 with Mr. Patel (the “Amended Employment Agreement”), pursuant to which Mr. Patel agreed to continue to serve as the Company’s President and CEO, until March 31, 2011 (the “Employee Employment Commitment”).  In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.74 per share.  Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010 between the Company and Mr. Patel, the option vested as follows:

(a)	as to 12,500 on June 30, 2010;
(b)	as to 12,500 on September 30, 2010;
(c)	as to 12,500 on December 31, 2010; and
(d)	as to 12,500 on March 31, 2011.

As of the date that Mr. Patel tendered his resignation, 12,500 of the 50,000 stock options had vested.  Pursuant to the stock option agreement, the vesting of this stock option was accelerated when the Company mutually terminated the Amended Employment Agreement between the Company and Mr. Patel and Mr. Patel had the right at any time within the then remaining exercise period of such vested stock options to exercise the 50,000 stock options granted to him on April 6, 2010.  On November 1, 2010, Mr. Patel exercised all 50,000 of these stock options via the cashless exercise option set forth in the option agreement and the Company issued 26,984 shares of its common stock in full settlement of this stock option exercise.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.32	50,001	3.8	$1.32	35,000	3.8	$1.32
1.65	666,667	9.5	1.65	—	—	—
2.55	33,334	7.5	2.55	13,334	7.5	2.55
4.98	16,667	7.0	4.98	10,000	7.0	4.98
5.94	50,001	9.9	5.94	20,000	9.9	5.94
6.21	500,000	9.8	6.21	—	—	—
6.51	16,667	9.9	6.51	6,667	9.9	6.51
$1.32 – $ 6.51	1,333,337	9.3	$3.63	85,001	6.7	$3.44

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11.  Related Party Transactions

On December 17, 2010, the Company entered into an employment agreement with Mr. Farago pursuant to which Mr. Farago was appointed the Company’s Chief Operating Officer. Pursuant to the employment agreement, Mr. Farago is entitled to an annual salary of $150,000, which will increase to $250,000 if the Company consummates either an equity or debt financing or series of financings with net proceeds of at least $7,000,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as the Company can provide an alternative medical insurance plan. The employment agreement provides that Mr. Farago’s employment by the Company is “at-will employment” and may be terminated by Mr. Farago or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other.

On December 17, 2010, the board of directors approved, and the Company granted, Mr. Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The stock option expires ten years from the date of grant and is subject to various vesting terms.  See “Note 10. Stock Options” for details of the vesting terms

On February 1, 2011, the Company entered into a consultancy agreement with Mr. Elliot Maza pursuant to which Mr. Maza was appointed the Company’s Chief Financial Officer. Pursuant to the terms of the consultancy agreement, Mr. Maza is entitled to a monthly fee of $7,500. The consultancy agreement provides that Mr. Maza’s engagement is on a part-time basis and is “at-will” and may be terminated by Mr. Maza or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other.

On February 2, 2011, the Company entered into an employment agreement with Mr. Scott Taper pursuant to which Mr. Taper was appointed the Company’s Vice President of Business Development. Pursuant to the terms of the employment agreement, Mr. Taper was entitled to an annual salary of $90,000, which would increase to $100,800 if certain milestone were met, and a stipend of $1,000 per month to cover medical insurance premiums until such time as the Company could provide an alternative medical insurance plan. The employment agreement provides that Mr. Taper’s employment by the Company was “at-will employment” and may be terminated by Mr. Taper or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other. On February 28, 2011, Mr. Taper, resigned as the Company’s Vice President of Business Development.

Note 12.  Subsequent Events

On March 18, 2011, the Company entered into a Stevenson-Wydler Cooperative Research and Development Agreement (a “CRADA”) with the Alliance for Sustainable Energy, LLC, operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of the Company’s exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals.

The Company filed a confidential treatment request (a “CTR”) with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24-b2 of the Securities Exchange Act of 1934, as amended, to have certain confidential portions of the CRADA redacted.

On March 21, 2011, the board of directors appointed John Conklin, the Company’s President and Chief Executive Officer, as a director of the Company.

On March 21, 2011, the board of directors appointed Mr. Peter Fusaro and Mr. Todd Pitcher as directors of the Company. In connection with their appointments to the board of directors, the Company granted Mr. Fusaro and Mr. Pitcher each a non-qualified stock option to purchase up to 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, the fair market value of the Company’s common stock on the date of grant (March 21, 2011), pursuant to the terms of a stock option agreement entered into between each of Mr. Fusaro and Mr. Pitcher and the Company.  The options expire ten years from the date of grant and vest as follows:

(a)          as to 6,667 shares on March 21, 2011;
(b)          as to 5,000 shares on March 21, 2012; and
(c)          as to 5,000 shares on March 21, 2013.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “New Energy” refer to New Energy Technologies, Inc., a Nevada corporation, and its consolidated subsidiaries.

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

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

Background

We are a development stage renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. Our proprietary, patent-pending technologies and products, which are the subjects of 24 patent-filings, have been invented, designed, engineered, and prototyped in preparation for advanced field testing, product development, and commercial deployment.

We are currently focusing our development efforts on two technologies, SolarWindow™ Technology, which enables see-through glass windows to generate electricity by applying electricity-generating coatings to their glass surfaces, and MotionPower™ Technology for capturing the kinetic energy of moving vehicles and using it to generate electricity. We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

Our product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

Ultimately, we plan to market any SolarWindow™ Technology and/or MotionPower™ Technology products through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization.

We cannot accurately predict the amount of funding or the time required to successfully commercialize either the SolarWindow™ Technology or the MotionPower™ Technology. The actual cost and time required to commercialize these technologies may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of February 28, 2011, we had working capital of $3,574,051. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least August 31, 2012. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ Technology and our MotionPower™ Technology. These agreements, and certain effects of these agreements on our financial statements for the periods presented in this MD&A, are summarized below.

SolarWindow™ Technology

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through our wholly-owned subsidiary, New Energy Solar Corporation, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for our support of a project relating to the development of the SolarWindow™ Technology and grant us an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology. Pursuant to SEC Rule 24b-2, we have submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through our wholly-owned subsidiary, Sungen Energy, Inc., we were a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2011 and August 31, 2010. However, we have not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. We are of the opinion that to the extent these funds were not expended, they are refundable to us.

We did not record any research and development expense pursuant to this agreement during any of the three or six month periods ended February 28, 2011 or 2010. During the period from inception (May 5, 1998) to February 28, 2011, we recorded $422,818 as research and development expense pursuant to this agreement.

Oakland Sponsored Research Agreement

We were a party to a Sponsored Research Agreement with scientists at Oakland University to further the development of our photovoltaic technology for generating electricity on transparent glass windows. Pursuant to the agreement, we agreed to advance in three installments a total of $348,066 to fund the research and development activities. In August 2008, we advanced the first installment of $140,519 to Oakland University. In February 2009, we elected to terminate the agreement. As of the termination date, $20,220 of the $140,519 advanced to Oakland University had been expended and the remaining $120,299 was refunded to us in April 2009.

MotionPower™ Technology

Veryst Agreement

Through our wholly-owned subsidiary, Kinetic Energy Corporation, we are a party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010, all relating to the development of a car and truck energy harvester. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008 agreement have not been disclosed.

During the three months ended February 28, 2011 and 2010, we recorded $17,901 and $109,650, respectively, as research and development expense pursuant to these agreements. During the six months ended February 28, 2011 and 2010, we recorded $28,466 and $233,290, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to February 28, 2011, we recorded $538,557 as research and development expense pursuant to these same agreements.

Veryst Engineering LLC has successfully completed its contracted services associated with the agreements dated November 4, 2008 and July 6, 2010. Veryst Engineering LLC continues to perform site-specific work, including planning, installing, and testing services contracted under the agreement dated September 9, 2009.

Sigma Design Agreement

Through Kinetic Energy Corporation, we have been and continue to be a party to certain consulting agreements with Sigma Design Company, a Vancouver, Washington based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services relating to the development of our MotionPower™ Technology.

During the three months ended February 28, 2011 and 2010, we recorded $0 and $12,747, respectively, as research and development expense pursuant to these agreements.  During the six months ended February 28, 2011 and 2010, we recorded $26,423 and $133,525, respectively, as research and development expense pursuant to these agreements.  During the period from inception (May 5, 1998) to February 28, 2011, we recorded $292,694 as research and development expense pursuant to these agreements.

We continue to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop our MotionPower™ Technology.

Results of Operations

Three and Six Month Periods Ended February 28, 2011 and 2010

Operating Expenses

Below is a summary of our operating expense for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended			Six Months Ended
	February 28,		Increase /	February 28,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)

Operating expense
Marketing and investor relations	$123,296	$40,539	$82,757	$160,351	$282,132	$(121,781)
Wages and benefits	1,251,699	247,426	1,004,273	1,531,185	472,787	1,058,398
Management fees - related party	7,500	-	7,500	7,500	-	7,500
Professional fees	325,621	134,793	190,828	415,567	227,362	188,205
Research and development	37,978	167,814	(129,836)	95,100	442,128	(347,028)
Travel and entertainment	10,453	23,935	(13,482)	16,640	30,641	(14,001)
Other operating expenses	57,997	83,498	(25,501)	95,064	145,251	(50,187)
Total operating expense	$1,814,544	$698,005	$1,116,539	$2,321,407	$1,600,301	$721,106

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

The increase in marketing and investor relations expense during the three months ended February 28, 2011 compared to the same period in 2010, is substantially due to $90,000 incurred by us during the three months ended February 28, 2011 in connection with a targeted marketing program designed to inform our shareholders, investors, and possible customers of the perceived benefits and cost advantages of our technologies and potential products.

The decrease in marketing and investor relations expense during the six months ended February 28, 2011 compared to the same period in 2010 is substantially due to $210,000 incurred by us during the six months ended February 28, 2010 in connection with a targeted marketing program designed to establish our brand name recognition, which continued into the first quarter of fiscal year 2010. These marketing efforts kept our stockholders apprised of advances to our technologies and generated more than 100 news media stories, including online, radio, television, and print media coverage.  Offsetting the decrease of $210,000 related to the targeted marketing program in the prior year is the increase of $90,000 during the current period as discussed in the previous paragraph.

We intend to undertake further efforts to develop and market our brand name and increase our brand recognition.  We anticipate that as our technologies advance we may be required to expend increasing amounts in connection with our marketing efforts.

Wages and Benefits

Wages and benefits expense for the three months ended February 28, 2011 includes $75,828 in salary, bonus, and benefits paid to Mr. John Conklin, who was appointed to serve as our President, Chief Executive Officer and Chief Financial Officer, effective August 9, 2010, and $235,822 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Conklin on August 9, 2010, in connection with such appointment. Wages and benefits expense also includes $36,386 in salary and benefits paid to Mr. Andrew Farago, who was appointed to serve as our Chief Operating Officer, effective December 17, 2010 and $892,798 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Farago on December 17, 2010, in connection with such appointment. Wages and benefits for the same period also includes $7,047 in salary and benefits paid to Mr. Scott Taper, who was appointed to serve as our Vice President, Business Development, effective February 2, 2011. Mr. Taper subsequently resigned from this position, effective February 23, 2011. Also included in wages and benefits expense for this period is $3,567 paid for taxes upon the exercise of stock options.

Wages and benefits expense for the three months ended February 28, 2010, includes $43,491 in salary and benefits paid to Mr. Meetesh Patel, our former President, Chief Executive Officer, and Chief Financial Officer, and $183,562 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Patel on June 24, 2009. The stock option granted to Mr. Patel was subsequently forfeited upon Mr. Patel’s resignation on August 9, 2010, and the related stock compensation previously recognized was reversed. Wages and benefits for the same period also includes $20,372 in salary and benefits paid to Mr. James B. Wilkinson, our former Vice President of Corporate Development and Chief Operating Officer. Mr. Wilkinson resigned from all positions held with us on February 15, 2010.

Wages and benefits expense for the six months ended February 28, 2011, includes $119,492 in salary, bonus, and benefits paid to Mr. Conklin and $471,644 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Conklin on August 9, 2010. Wages and benefits expense also includes $36,386 in salary and benefits paid to Mr. Farago and $892,798 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Farago on December 17, 2010. Wages and benefits for the same period also includes $7,047 in salary and benefits paid to Mr. Taper. Also included in wages and benefits expense for this period is $3,567 paid for taxes upon the exercise of stock options.

Wages and benefits expense for the six months ended February 28, 2010, includes $85,557 in salary and benefits paid to Mr. Patel and $366,292 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Patel on June 24, 2009. The stock option granted to Mr. Patel was subsequently forfeited upon Mr. Patel’s resignation on August 9, 2010, and the related stock compensation previously recognized was reversed. Wages and benefits for the same period also includes $20,372 in salary and benefits paid to Mr. Wilkinson and $566 in salary and benefits paid to Mr. Nicholas Cucinelli, our former President and Chief Executive Officer. Mr. Cucinelli resigned from all positions held with us on October 15, 2010.

Professional Fees

Professional fees primarily consist of accounting, audit and tax fees, legal fees, non-employee board of director fees, SEC filing related fees, and fees for consulting services related to our MotionPower™ and SolarWindow™ Technology. These consulting services consist of technical advice, guidance, and business planning and modeling.

Professional fees increased $190,828 for the three months ended February 28, 2011, compared to the three months ended February 28, 2010, substantially as a result of an increase in non-employee board of director fees of approximately $150,400 primarily as a result of the increase in stock compensation expense related to stock options granted to non-employee directors on December 23, 2010.  Also contributing to the increase in professional fees from prior year was an increase in legal fees of approximately $26,300 directly related to the preparation and filing of our Form S-1 and amendments thereto, as well as additional legal services received in connection with the appointment of Mr. Farago, Mr. Maza, and Mr. Taper to our executive team, and the amendments made to our Articles of Incorporation, increasing the number of shares of common stock authorized for issuance and the stockholder approval of a one-for-three reverse stock split, declared effective as of March 21, 2011.

Professional fees increased $188,205 for the six months ended February 28, 2011, compared to the six months ended February 28, 2010, substantially as a result of an increase in non-employee board of director fees of approximately $152,800 primarily as a result of the increase in stock compensation expense related to stock options granted to non-employee directors on December 23, 2010.  Also contributing to the increase in professional fees from prior year is an increase in consulting services of approximately $10,300, an increase in accounting and audit related fees of approximately $10,200, and legal fees of approximately $9,400. Accounting and audit related fees increased primarily due to additional services provided to us in connection with our Form S-1 as well as a change in the timing, not the amount, of audit field work performed.

Research and Development

Research and development costs represent costs incurred to develop our SolarWindow™ Technology and MotionPower™ Technology and are incurred pursuant to our research agreements and agreements with other third party providers. Payments under these agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. See “Research and Related Agreements” above for disclosure regarding the terms and amounts incurred under our research agreements.

Other Operating Expenses

Other operating expenses include but are not limited to directors and officers insurance, rent, patent filing costs, utilities, insurance, press releases, information technology related fees, printing costs, and other administrative costs.

Other operating expenses decreased $25,501 for the three months ended February 28, 2011, as compared to the three months ended February 28, 2010, substantially due to a decrease in patent filing costs of approximately $34,600 and a decrease in information technology related fees of approximately $7,800. During the quarter ended February 28, 2010, we filed U.S. and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology. Offsetting the decreases in other operating expenses was an increase in fees related to press releases of approximately $24,300.  During the quarter ended February 28, 2011, we announced the appointment of our current Chief Financial Officer and Chief Operating Officer, the appointment of two experts to our Scientific Advisory Board, and advancements made to our MotionPower™ Technology and SolarWindow™ Technology.

Other operating expenses decreased $50,187 for the six months ended February 28, 2011, as compared to the six months ended February 28, 2010, substantially due to a decrease in patent filing costs of approximately $40,000 and a decrease in information technology related fees of approximately $11,400. During the six months ended February 28, 2010, we filed U.S. and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology.

Other Income (Expense)

Below is a summary of our other income (expense) for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended			Six Months Ended
	February 28,			February 28,
	2011	2010	Change	2011	2010	Change

Other income (expense)
Interest expense	$(605)	$-	$(605)	$(856)	$-	$(856)
Foreign exchange loss	-	(722)	722	(497)	(706)	209
Change in fair value of warrant liability	697,405	564,744	132,661	8,059	1,555,998	(1,547,939)
Total other income (expense)	$696,800	$564,022	132,778	$6,706	$1,555,292	(1,548,586)

Change in Fair Value of Warrant Liability

On September 1, 2009, we adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.  We determined that our Class F Callable Warrants contained a dilutive issuance provision.  As a result, we reclassified 1,062,833 of our Class F Callable Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of September 1, 2009 of $342,771.

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  On February 12, 2011, all unexercised Class F Callable Warrants expired, resulting in a change in fair value of warrant liability of $697,405 during the quarter ended February 28, 2011 to adjust the fair value of the Class F Callable Warrants to $0 at February 28, 2011.

Decreases in the remaining term and volatility of the Class F Callable Warrants during the six months ended February 28, 2010 and a decline in the fair value of our common stock from September 1, 2009 to February 28, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $1,555,998 during the six months ended February 28, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $9,042,877 through February 28, 2011.  Due to the “start up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At February 28, 2011, we had a cash and cash equivalent balance of $3,648,865. We have financed our operations primarily pursuant to a Securities Purchase Agreement in which we received net proceeds of $3,395,955 in February 2008 (as further described below) and from the exercise of warrants and stock options.

Net cash used in operating activities was $837,448 for the six months ended February 28, 2011, compared to net cash used in operating activities of $1,225,341 for the six months ended February 28, 2010.  The decrease in cash used in operating activities of $387,893 substantially reflects decreases in amounts paid for marketing and investor relations (see “Marketing and Investor Relations” above), research and development (see “Research and Related Agreements” above), professional fees, and other operating expenses (see “Other Operating Expenses” above).

Net cash provided by financing activities was $3,985,175 and $0 for the six months ended February 28, 2011 and 2010, respectively.  During the six months ended February 28, 2011, we received $3,954,375 from the exercise of Class F Callable Warrants and $30,800 from the exercise of stock options.

Private Placement

On February 12, 2008, we consummated the sale of an aggregate of 1,225,000 shares of our common stock and Class F Callable Warrants to purchase up to an additional 1,225,000 shares of our common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors.

We engaged an agent to help locate investors in the private placement. The agent was paid a total cash fee of 7% of the aggregate proceeds, or $257,250, and received Class F Callable Warrants to purchase 171,500 shares of our common stock, valued at $642,980 and representing 7% of the total number of shares purchased by the investors. In addition, the agent was reimbursed $6,045 for expenses incurred on our behalf.

Accrued Liabilities

Under the Sponsored Research Agreement with the University of Illinois, described under “Research and Related Agreements – SolarWindow™ Technology – University of Illinois at Urbana-Champaign Sponsored Research Agreement,” above, we agreed to provide a total of $422,818 to the University of Illinois. The agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois. We were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at February 28, 2011 and August 31, 2010. However, we have not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. We are of the opinion that to the extent these funds were not expended, they are refundable to us.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of February 28, 2011, we have future minimum lease payments of $12,375 under our corporate and other office operating leases.  In addition, we have future minimum payments totaling $45,950 pursuant to agreements with third party providers that we utilize for investor relations and marketing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (1)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (2)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (2)

3.5	By Laws (1)

4.1	Securities Purchase Agreement dated February 8, 2008 (1)

10.1	Employment Termination Agreement with Mr. Cucinelli (1)

10.2	Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.3	Amendment to the Employment Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.4	Stock Option Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.5	Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (1)

10.6	Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date(1)

10.7	Employment Agreement dated February 1, 2010 between New Energy Technologies, Inc. and James B. Wilkinson (1)

10.8	Resignation and Mutual Determination to Terminate Employment between New Energy Technologies, Inc. and James B. Wilkinson, dated February 15, 2010 (1)

10.9	Employment Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin (3)

10.10	Stock Option Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin (3)

10.11	Employment Agreement dated December 17, 2010 between New Energy Technologies, Inc. and Andrew Farago (4)

10.12	Stock Option Agreement dated December 17, 2010 between New Energy Technologies, Inc. and Andrew Farago (4)

10.13	Stock Option Agreement dated January 17, 2011 between New Energy Technologies, Inc. and Jatinder Bhogal (5)

10.14	Stock Option Agreement dated January 17, 2011 between New Energy Technologies, Inc. and Alistair Livesey (5)

10.15	Stock Option Agreement dated January 17, 2011 between New Energy Technologies, Inc. and Joseph Sierchio (5)

10.16	Stock Option Agreement dated January 19, 2011 between New Energy Technologies, Inc. and Javier Jimenez (5)

10.17	Consultancy Agreement dated February 1, 2011 between New Energy Technologies, Inc. and Elliot Maza (6)

10.18	Employment Agreement dated February 2, 2011 between New Energy Technologies, Inc. and Scott Taper (7)

10.19	Redacted USF Sponsored Research Agreement (1) (8)

10.20	Redacted USF Option Agreement (1) (8)

10.21	Redacted Veryst Agreement (1) (7)

10.22	Redacted Sigma Design Agreement (1) (7)

10.23
Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010 by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (7) (8)

10.24	Redacted Addendum 1 dated November 30, 2010 to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation (8) (9)

10.25	2006 Incentive Stock Option Plan (10)

10.26	Redacted version of the Cooperative Research and Development Agreement entered into between the National Renewable Energy Laboratory and New Energy Technologies, Inc. (11)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

(1)  Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010.
(2)  Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on March 21, 2011.
(3)  Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010.
(4) Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010.
(5) Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011.
(6) Incorporated by reference to the Form 8-K dated February 1, 2011, filed by New Energy Technologies, Inc. on February 4, 2011.
(7) Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on February 8, 2011.
(8)Confidential treatment has been granted with respect to certain portions of this exhibit.
 (9) Incorporated by reference to the Form 8-K dated November 30, 2010, filed by New Energy Technologies, Inc. on February 4, 2011.
(10) Incorporated by reference to the Form S-8 filed by New Energy Technologies, Inc. on March 15, 2011.
(11) Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on April 7, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

New Energy Technologies, Inc.
(Registrant)

April 14, 2011	By:	/s/ John Conklin
John Conklin
President, Chief Executive Officer, and Director

April 14, 2011	By:	/s/ Elliot Maza
Elliot Maza
Chief Financial Officer