Form 10-Q
period 2011-05-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2011-07-14
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,638,360 shares of common stock, par value $0.001, were outstanding on July 12, 2011.

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
FORM 10-Q

For the Quarterly Period May 31, 2011

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
MAY 31, 2011 AND AUGUST 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	May 31,	August 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$3,032,774	$502,528
Deferred research and development costs	162,644	64,207
Prepaid expenses and other current assets	54,399	14,378
Total current assets	3,249,817	581,113

Equipment, net of accumulated depreciation of $348 and $0 at May 31, 2011 and August 31, 2010	1,042	-

Total assets	$3,250,859	$581,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$76,698	$67,553
Accrued liabilities	165,859	156,109
Warrant liability	-	8,059
Total current liabilities	242,557	231,721

Total liabilities	242,557	231,721

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at May 31, 2011 and August 31, 2010	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 and 19,533,533 shares issued and outstanding at May 31, 2011 and August 31, 2010	20,638	19,533
Additional paid-in capital	13,711,573	7,058,035
Deficit accumulated during the development stage	(10,723,909)	(6,728,176)
Total stockholders' equity	3,008,302	349,392

Total liabilities and stockholders' equity	$3,250,859	$581,113

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		May 5, 1998
	May 31,		May 31,		(Inception) to
	2011	2010	2011	2010	May 31, 2011

Revenue	$-	$-	$-	$-	$-

Operating expense
Marketing and investor relations	53,569	252,922	213,919	535,055	3,369,301
Wages and benefits	1,129,163	132,463	2,660,348	605,250	3,777,825
Management fees - related party	22,500	-	30,000	-	237,546
Professional fees	238,785	136,847	654,353	364,207	1,826,261
Research and development	128,148	72,025	223,248	514,152	1,669,572
License fee	10,000	-	10,000	-	30,000
Travel and entertainment	42,687	22,380	59,327	53,022	415,592
Other operating expenses	55,798	54,410	150,862	199,662	706,632
Total operating expense	1,680,650	671,047	4,002,057	2,271,348	12,032,729

Loss from operations	(1,680,650)	(671,047)	(4,002,057)	(2,271,348)	(12,032,729)

Other income (expense)
Interest income	-	-	-	-	98,582
Interest expense	(382)	-	(1,238)	-	(12,240)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	-	59,704
Foreign exchange loss	-	(638)	(497)	(1,344)	(85,382)
Change in fair value of warrant liability	-	165,660	8,059	1,721,658	2,128,331
Payable forgiven	-	-	-	-	30,000
Total other income (expense)	(382)	165,022	6,324	1,720,314	2,213,688

Loss from continuing operations	(1,681,032)	(506,025)	(3,995,733)	(551,034)	(9,819,041)

Loss from discontinued operations	-	-	-	-	(162,097)

Net loss	$(1,681,032)	$(506,025)	$(3,995,733)	$(551,034)	$(9,981,138)

Net loss per common share - basic and diluted	$(0.08)	$(0.03)	$(0.20)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	20,638,360	19,533,533	20,314,810	19,533,533

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

				Accumulated
				Other	Deficit Accumulated
	Common Stock		Additional	Comprehensive	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)

Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000

Comprehensive income (loss)
Net loss for the year ended August 31, 1998	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss						(12,326)

Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year ended August 31, 1999	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss						(77,946)

Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year ended August 31, 2000	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss						(12,446)

Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for year ended August 31, 2001	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss						(12,904)

Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year ended August 31, 2002	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss						(54,935)

Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.01 per share on December 19, 2002	8,000,000	8,000	72,000	-	-	-	80,000

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.01 per share on March 18, 2003	2,333,200	2,333	20,999	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year ended August 31, 2003	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss						(97,662)

Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year ended August 31, 2004	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss						(19,787)

Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year ended August 31, 2005	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss						(103,142)

Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	-	(134,816)

Issuance of common stock and warrants at $0.50 per share on May 16, 2006	1,000,000	1,000	499,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year ended August 31, 2006	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss						(157,982)

Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.50 per share during November - December 2006	1,000,000	1,000	499,000	-	-	-	500,000

Exercise of Class B Warrants at $0.55 per share November 2006 - May 2007	1,000,000	1,000	549,000	-	-	-	550,000

Exercise of Class C Warrants at $1.50 per share during August 2007	326,667	327	489,673	-	-	-	490,000

Exercise of Class D Warrants at $1.65 per share during August 2007	293,333	293	483,707	-	-	-	484,000

Exercise of Class E Warrants at $1.80 per share during August 2007	293,333	293	527,707	-	-	-	528,000

Issuance of common stock and warrants at $1.50 per share on April 23, 2007	333,333	333	499,667	-	-	-	500,000

Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year ended August 31, 2007	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss						(1,444,580)

Balance, August 31, 2007	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit in February 2008	1,225,000	1,225	3,394,730	-	-	-	3,395,955

Exercise of Class C Warrants at $1.50 per share during March 2008	6,667	7	9,993	-	-	-	10,000

Exercise of Class D Warrants at $1.65 per share during May 2008	6,667	7	10,993	-	-	-	11,000

Exercise of Class F Warrants at $3.75 per share during April - May 2008	58,333	58	218,692	-	-	-	218,750

Stock based compensation	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	12,504	-	12,504	12,504

Net loss for the year ended August 31, 2008	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss						(5,709,041)

Balance, August 31, 2008	19,251,533	19,251	11,025,089	10,693	(8,113,444)		2,941,589

Exercise of Class E Warrants at $1.80 per share during July 2009	6,667	7	11,993	-	-	-	12,000

Exercise of Class F Warrants at $3.75 per share during July - August 2009	275,333	275	1,032,225	-	-	-	1,032,500

Stock based compensation	-	-	183,312	-	-	-	183,312

Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)

Comprehensive income
Foreign currency translation adjustments	-	-	-	(10,693)	-	(10,693)	(10,693)

Net loss for the year ended August 31, 2009	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income						1,950,482

Balance, August 31, 2009	19,533,533	19,533	8,661,526	-	(6,152,269)		2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040

Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	-	-	(478,971)

Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net loss for the year ended August 31, 2010	-	-	-	-	(233,136)	(233,136)	(233,136)
Total comprehensive loss						(233,136)

Balance, August 31, 2010	19,533,533	19,533	7,058,035	-	(6,728,176)	-	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-

Exercise of Class F Warrants at $3.75 per share during October 2010 - February 2011	1,054,512	1,055	3,953,320	-	-	-	3,954,375

Exercise of stock options	50,318	50	30,750	-	-	-	30,800

Stock based compensation	-	-	2,669,468	-	-	-	2,669,468

Net loss for the nine months ended May 31, 2011	-	-	-	-	(3,995,733)	(3,995,733)	(3,995,733)
Total comprehensive loss						$(3,995,733)

Balance, May 31, 2011	20,638,360	$20,638	$13,711,573	$-	$(10,723,909)		$3,008,302

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly "Octillion Corp.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Nine Months Ended		May 5, 1998
	May 31,		(Inception) to
	2011	2010	May 31, 2011

Cash flows from operating activities
Loss from continuing operations	$(3,995,733)	$(551,034)	$(9,819,041)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	348	-	4,830
Stock based compensation expense	2,669,468	521,914	7,114,123
Reversal of stock based compensation expense due to forfeiture of stock options	-	-	(4,070,064)
Change in fair value of warrant liability	(8,059)	(1,721,658)	(2,128,331)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(98,437)	(3,571)	(162,644)
Increase in prepaid expenses and other current assets	(40,021)	(17,951)	(54,399)
Increase (decrease) in accounts payable	9,145	(3,724)	76,698
Increase in accrued liabilities	9,750	88,150	165,859
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(1,453,539)	(1,687,874)	(8,923,427)

Cash flows from investing activity
Purchase of equipment	(1,390)	-	(11,179)
Net cash used in investing activity	(1,390)	-	(11,179)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	3,985,175	-	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	3,985,175	-	11,967,380

Increase (decrease) in cash and cash equivalents	2,530,246	(1,687,874)	3,032,774

Cash and cash equivalents at beginning of period	502,528	2,736,221	-

Cash and cash equivalents at end of period	$3,032,774	$1,048,347	$3,032,774

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,238	$-	$12,240
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(Formerly “Octillion Corp.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.  Organization and Nature of Operations

New Energy Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). The cumulative statement of operations and cumulative statement of cash flows also include the accounts of previously wholly-owed subsidiary Octillion Technologies Limited (“Octillion Technologies”).

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

The Company’s first technology, SolarWindow™, generates electricity when glass surfaces are sprayed with electricity-generating coatings, creating semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

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

On March 16, 2011, pursuant to a February 7, 2011 written consent signed by the shareholders owning a majority of the Company’s issued and outstanding shares and a February 24, 2011, unanimous written consent of the Company’s board of directors (collectively the “Consents”), the Company underwent a one-for-three reverse stock split whereby holders of three shares of the Company’s common stock as of March 15, 2011, received one share of its common stock after the reverse stock split, with all fractional shares being rounded up to the nearest whole share.

All share and per share amounts have been retrospectively restated to reflect the one-for-three reverse stock split effected March 16, 2011, and declared effective by the Financial Industry Regulatory Authority as of March 21, 2011.

On March 16, 2011, pursuant to the Consents, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, does not have any commercialized products, has not generated any revenue since inception and does not expect to generate any revenue for the foreseeable future. The Company has an accumulated deficit of $10,723,909 as of May 31, 2011, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of May 31, 2011, the Company had cash and cash equivalents of $3,032,774. The Company anticipates that it will remain engaged in research and product development activities at least through August 31, 2012. Based upon its current level of operations and expenditures, the Company believes that absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through August 31, 2012. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011 or any other interim period.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

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

During the three months ended May 31, 2011 and 2010, the Company incurred $128,148 and $72,025, respectively, on research and development activities. During the nine months ended May 31, 2011 and 2010, the Company incurred $223,248 and $514,152, respectively, on research and development activities.  From inception (May 5, 1998) to May 31, 2011, the Company incurred $1,669,572 on research and development activities.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. On February 12, 2011, all unexercised Class F Callable Warrants expired, resulting in a fair value of $0 (see “Note 9. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

During the three and nine month periods ended May 31, 2011 and 2010, the Company recorded a net loss.  Excluded from the computation of diluted net loss per share for the three and nine months ended May 31, 2011, because their effect would be anti-dilutive, are stock options to acquire 1,376,671 shares of common stock with a weighted-average exercise price of $3.62 per share. Excluded from the computation of diluted net loss per share for the three and nine months ended May 31, 2010, because their effect would be anti-dilutive, are stock options and warrants to acquire 2,046,171 shares of common stock with a weighted-average exercise price of $2.73 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Basic and Diluted EPS Computation
Numerator: income available to common stockholders	$(1,681,032)	$(506,025)	$(3,995,733)	$(551,034)

Denominator:
Weighted average number of common shares outstanding	20,638,360	19,533,533	20,314,810	19,533,533

Basic and diluted EPS	$(0.08)	$(0.03)	$(0.20)	$(0.03)

Note 6. SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, in the Company’s efforts to advance the commercial development of its SolarWindow™ Technology, it entered into a Stevenson-Wydler Cooperative Research and Development Agreement (a “CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of the Company’s exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals.

Pursuant to SEC Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the CRADA, which has been granted. Accordingly, certain terms of the CRADA have not been disclosed. The disclosure of such confidential information may potentially harm the Company’s competitive position and jeopardize its ability to effectively negotiate future development and sublicensing agreements on preferential terms; and, ongoing relationship with NREL and its ability to negotiate favorable terms with NREL in regards to the ongoing development of the Company’s technologies.

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

On July 5, 2011, the Company entered into a letter agreement pursuant to which the Company agreed to reimburse the University of South Florida (“USF”) for filing fees associated with USF’s Provisional Patent and future PCT Applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, the Company committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted the Company the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a Provisional Patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without the Company and USF entering into an agreement, the Company could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time the Company and USF fail to enter into an agreement, USF is free to enter into negotiations and license the underlying technologies to a third-party.

Pursuant to SEC Rule 24b-2, the Company has submitted a request to the SEC for confidential treatment of certain portions of the Letter Agreement. Once the Company receives confirmation from the SEC that its CTR has been filed, the Company will file the redacted Letter Agreement as an amendment to its Form 8-K dated July 11, 2011.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through the Company’s wholly-owned subsidiary, Sungen Energy, Inc., it was a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign that provided for the Company’s support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the agreement. Pursuant to the terms of the agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2011 and August 31, 2010. However, the Company has not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. The Company is of the opinion that to the extent these funds were not expended, they are refundable to the Company.

The Company did not record any research and development expense pursuant to this agreement during any of the three or nine month periods ended May 31, 2011 or 2010. During the period from inception (May 5, 1998) to May 31, 2011, the Company recorded $422,818 as research and development expense pursuant to this agreement.

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

Note 7. MotionPower™ Technology

Veryst Agreement

Through the Company’s wholly-owned subsidiary, Kinetic Energy Corporation, it is a party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010, all relating to the development of a car and truck energy harvester. Pursuant to SEC Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008 agreement have not been disclosed.

During the three months ended May 31, 2011 and 2010, the Company recorded $16,075 and $46,969, respectively, as research and development expense pursuant to these agreements. During the nine months ended May 31, 2011 and 2010, the Company recorded $44,508 and $280,259, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to May 31, 2011, the Company recorded $554,599 as research and development expense pursuant to these same agreements.

Veryst Engineering LLC has successfully completed its contracted services associated with the agreements dated November 4, 2008 and July 6, 2010. Veryst Engineering LLC continues to perform site-specific work, including planning, installing, and testing services contracted under the agreements dated September 9, 2009.

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

During the three months ended May 31, 2011 and 2010, the Company recorded $24,800 and $0, respectively, as research and development expense pursuant to these agreements.  During the nine months ended May 31, 2011 and 2010, the Company recorded $51,223 and $133,525, respectively, as research and development expense pursuant to these agreements.  During the period from inception (May 5, 1998) to May 31, 2011, the Company recorded $317,494 as research and development expense pursuant to these agreements.

The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the Company’s MotionPower™ Technology.

Note 8. Capital Stock

Preferred Stock

At May 31, 2011, there were 1,000,000 shares of preferred stock, par value $0.10 per share, authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

During the nine months ended May 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375.  On February 12, 2011, all unexercised Class F Callable Warrants expired.

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

The Company’s Class F Callable Warrants are considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter.  On February 12, 2011, all unexercised Class F Callable Warrants expired, resulting in the adjustment to their fair value to $0.

The following reconciles the warrant liability for the nine months ended May 31, 2011:

Beginning Balance, September 1, 2010	$8,059
Change in fair value of warrant liability	(8,059)
Ending Balance, May 31, 2011	$-

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

The per share exercise price for each stock option is determined by the board of directors and may not be below fair market value on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as quoted on the OTC Markets Group, Inc. OTCQBTM tier (the “OTCQB”) on the date of grant or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

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

Below is a summary of the Company’s stock option activity for the nine months ended May 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 31, 2010	900,003	$1.70
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(60,000)	1.32
Outstanding at May 31, 2011	1,376,671	$3.62	9.1 years	$11,500

Exercisable at May 31, 2011	181,669	$4.70	8.1 years	$8,050

Available for grant at May 31, 2011	3,549,995

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on May 31, 2011.  The intrinsic value changes based on the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Wages and benefits	$1,022,011	$85,369	$2,386,453	$451,661
Professional fees	92,114	26,557	283,015	70,253
Total	$1,114,125	$111,926	$2,669,468	$521,914

As of May 31, 2011, the Company had $1,684,350 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.0 years.

Stock Option Grants During the Nine Months Ended May 31, 2011

On April 5, 2011, the Company granted a stock option to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $2.50 per share, the fair market value of the Company’s common stock on the date of grant, to an employee as partial compensation for services rendered. The stock options expire ten years from the date of grant, on April 5, 2021 and vests as follows: (a) 2,000 shares on December 1, 2011 and (b) 2,000 shares on each of April 1 of 2012, 2013, 2014, and 2015. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any.

The grant date fair value of the stock option granted was $23,536, estimated using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 133.0%, risk-free rate of 2.9%, and a term of 7.67 years.

On March 21, 2011, the board of directors appointed Mr. Todd Pitcher and Mr. Peter Fusaro as directors and granted them each a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on March 21, 2021 and vests as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each of Mr. Pitcher and Mr. Fusaro. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that either Mr. Pitcher or Mr. Fusaro ceases to be one of the Company’s directors. Upon termination of such service, Mr. Pitcher or Mr. Fusaro will have a specified period of time to exercise vested stock options, if any.

The grant date fair value of each of the stock options granted to Mr. Pitcher and Mr. Fusaro was $48,850, estimated using a Black-Scholes model containing the following assumptions:  dividend yield of 0%, volatility of 133.3%, risk-free rate of 2.0%, and a term of 5.75 years.

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

Stock Options Exercised and Forfeited by Meetesh Patel During the Nine Months Ended May 31, 2011

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

The following table summarizes information about stock options outstanding and exercisable at May 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$ 1.32	50,001	3.6	$1.32	35,001	3.6	$1.32
1.65	666,667	9.2	1.65	—	—	—
2.50	10,000	9.9	2.50	—	—	—
2.55	33,334	7.3	2.55	13,334	7.3	2.55
3.27	33,334	9.8	3.27	13,334	9.8	3.27
4.98	16,667	6.8	4.98	9,999	6.8	4.98
5.94	50,001	9.6	5.94	20,000	9.6	5.94
6.21	500,000	9.6	6.21	83,334	9.6	6.21
6.51	16,667	9.7	6.51	6,667	9.7	6.51
$ 1.32 – $ 6.51	1,376,671	9.1	$3.62	181,669	8.8	$4.70

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

As of May 31, 2011, we had working capital of $3,007,260. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least August 31, 2012. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ Technology and our MotionPower™ Technology. These agreements, and certain effects of these agreements on our financial statements for the periods presented in this MD&A, are summarized below.

SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, in our efforts to advance the commercial development of our SolarWindow™ Technology, we entered into a Stevenson-Wydler Cooperative Research and Development Agreement (a “CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”) under our U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals.

Pursuant to SEC Rule 24b-2, we submitted a request to the SEC for confidential treatment of certain portions of the CRADA, which has been granted. Accordingly, certain terms of the CRADA have not been disclosed. The disclosure of such confidential information may potentially harm our competitive position and jeopardize our ability to effectively negotiate future development and sublicensing agreements on preferential terms; and, ongoing relationship with NREL and our ability to negotiate favorable terms with NREL in regards to the ongoing development of our technologies.

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

On July 5, 2011, we entered into a letter agreement pursuant to which we agreed to reimburse the University of South Florida (“USF”) for filing fees associated with USF’s Provisional Patent and future PCT Applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, we committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted us the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a Provisional Patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us and USF entering into an agreement, we could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time we and USF fail to enter into an agreement, USF is free to enter into negotiations and license the underlying technologies to a third-party.

Pursuant to SEC Rule 24b-2, we have submitted a request to the SEC for confidential treatment of certain portions of the Letter Agreement. Once we receive confirmation from the SEC that its CTR has been filed, we will file the redacted Letter Agreement as an amendment to our Form 8-K dated July 11, 2011.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through our wholly-owned subsidiary, Sungen Energy, Inc., we were a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2011 and August 31, 2010. However, we have not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. We are of the opinion that to the extent these funds were not expended, they are refundable to us.

We did not record any research and development expense pursuant to this agreement during any of the three or nine month periods ended May 31, 2011 or 2010. During the period from inception (May 5, 1998) to May 31, 2011, we recorded $422,818 as research and development expense pursuant to this agreement.

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

During the three months ended May 31, 2011 and 2010, we recorded $16,075 and $46,969, respectively, as research and development expense pursuant to these agreements. During the nine months ended May 31, 2011 and 2010, we recorded $44,508 and $280,259, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to May 31, 2011, we recorded $554,599 as research and development expense pursuant to these same agreements.

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

During the three months ended May 31, 2011 and 2010, we recorded $24,800 and $0, respectively as research and development expense pursuant to these agreements.  During the nine months ended May 31, 2011 and 2010, we recorded $51,223 and $133,525, respectively, as research and development expense pursuant to these agreements.  During the period from inception (May 5, 1998) to May 31, 2011, we recorded $317,494 as research and development expense pursuant to these agreements.

We continue to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop our MotionPower™ Technology.

Results of Operations

Three and Nine Month Periods Ended May 31, 2011 and 2010

Operating Expenses

Below is a summary of our operating expense for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	May 31,		Increase /	May 31,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)

Operating expense
Marketing and investor relations	$53,569	$252,922	$(199,353)	$213,919	$535,055	$(321,136)
Wages and benefits	1,129,163	132,463	996,700	2,660,348	605,250	2,055,098
Management fees - related party	22,500	-	22,500	30,000	-	30,000
Professional fees	238,785	136,847	101,938	654,353	364,207	290,146
Research and development	128,148	72,025	56,123	223,248	514,152	(290,904)
License fee	10,000	-	10,000	10,000	-	10,000
Travel and entertainment	42,687	22,380	20,307	59,327	53,022	6,305
Other operating expenses	55,798	54,410	1,388	150,862	199,662	(48,800)
Total operating expense	$1,680,650	$671,047	$1,009,603	$4,002,057	$2,271,348	$1,730,709

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

The decrease in marketing and investor relations expense during the three months ended May 31, 2011 compared to the same period in 2010, is substantially due to $213,150 incurred by us during the three months ended May 31, 2010 in connection with a targeted marketing program designed to establish our brand name recognition.  These marketing efforts kept our stockholders apprised of advances to our technologies and generated more than 100 news media stories, including online, radio, television, and print media coverage.  Offsetting the decrease of $213,150 related to the targeted marketing program in the prior year is $20,000 incurred during the current period for amounts related to our targeted marketing program designed to inform our shareholders, investors, and possible customers of the perceived benefits and cost advantages of our technologies and potential products, pursuant to which we incurred $90,000 during the quarter ended February 28, 2011 and $20,000 during the quarter ended May 31, 2011.

The decrease in marketing and investor relations expense during the nine months ended May 31, 2011 compared to the same period in 2010 is substantially due to $423,150 incurred by us during the nine months ended May 31, 2010 in connection with a targeted marketing program designed to establish our brand name recognition. Offsetting the decrease of $423,150 related to the targeted marketing program in the prior year is the increase of $110,000 during the current period as discussed in the previous paragraph.

We intend to undertake further efforts to develop and market our brand name and increase our brand recognition.  We anticipate that as our technologies advance we may be required to expend increasing amounts in connection with our marketing efforts.

Wages and Benefits

Wages and benefits expense for the three months ended May 31, 2011, includes $51,088 in salary and benefits paid to Mr. John Conklin, who was appointed to serve as our President, Chief Executive Officer and Chief Financial Officer, effective August 9, 2010, and $127,735 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Conklin on August 9, 2010, in connection with such appointment. Wages and benefits expense also includes $43,369 in salary and benefits paid to Mr. Andrew Farago, who was appointed to serve as our Chief Operating Officer, effective December 17, 2010 and $891,466 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Farago on December 17, 2010, in connection with such appointment.

Wages and benefits expense for the three months ended May 31, 2010, includes $43,969 in salary and benefits paid to Mr. Meetesh Patel, our former President, Chief Executive Officer, and Chief Financial Officer, and $85,369 in stock compensation expense for the amortization of the fair value of stock options previously granted to Mr. Patel.

Wages and benefits expense for the nine months ended May 31, 2011, includes $170,580 in salary, bonus, and benefits paid to Mr. Conklin and $599,378 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Conklin on August 9, 2010. Wages and benefits expense also includes $79,754 in salary and benefits paid to Mr. Farago and $1,784,264 in stock compensation expense for the amortization of the fair value of a stock option granted to Mr. Farago on December 17, 2010. Wages and benefits for the same period also includes $10,932 in salary and benefits paid to Mr. Scott Taper, who was appointed to serve as our Vice President of Business Development, effective February 2, 2011. Mr. Taper subsequently resigned from this position, effective February 23, 2011.

Wages and benefits expense for the nine months ended May 31, 2010, includes $129,526 in salary and benefits paid to Mr. Patel and $451,661 in stock compensation expense for the amortization of the fair value of stock options granted to Mr. Patel. Wages and benefits for the same period also includes $23,497 in salary and benefits paid to Mr. James B. Wilkinson, our previous Vice President Corporate Development and Chief Operating Officer.

Management Fees – Related Party

Management fees – related party represent fees incurred pursuant to an at-will consultancy agreement (the “Consultancy Agreement”) entered into on February 1, 2011, between us and Mr. Elliot Maza, pursuant to which Mr. Maza was appointed our Chief Financial Officer. Pursuant to the terms of the Consultancy Agreement, Mr. Maza is paid a monthly fee of $7,500 and reimbursed for reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties.

The Consultancy Agreement provides that Mr. Maza’s engagement by us is on a part-time basis and is “at-will” and may be terminated by Mr. Maza or us at any time, with or without cause, and for any reason whatsoever, upon written notice to the other.

Professional Fees

Professional fees primarily consist of accounting, audit and tax fees, legal fees, non-employee board of director fees, SEC filing related fees, and fees for consulting services related to our MotionPower™ Technology and SolarWindow™ Technology. These consulting services consist of technical advice, guidance, and business planning and modeling.

Professional fees increased $101,938 for the three months ended May 31, 2011, compared to the three months ended May 31, 2010, substantially as a result of an increase in non-employee board of director fees of approximately $92,100 primarily as a result of the increase in stock compensation expense related to stock options granted to non-employee directors.  Also contributing to the increase in professional fees from prior year was an increase in legal fees of approximately $43,200 directly related to the preparation and filing of our Form S-1 and amendments thereto, as well as additional legal services received in connection with the appointment of three new board members during the quarter ended May 31, 2011, entering into the CRADA on March 18, 2011, and the amendments made to our Articles of Incorporation, increasing the number of shares of common stock authorized for issuance and the stockholder approval of a one-for-three reverse stock split, declared effective as of March 21, 2011. Offsetting the increases in non-employee board of director fees and legal fees is a decrease in consulting services of approximately $37,200, which were incurred pursuant to a consulting agreement that we entered into on April 1, 2010, with Mr. Conklin, whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of our SolarWindow™ and MotionPower™ technologies. The consulting agreement between us and Mr. Conklin was terminated when he was appointed to serve as our President, Chief Executive Officer and Chief Financial Officer, effective August 9, 2010.

Professional fees increased $290,146 for the nine months ended May 31, 2011, compared to the nine months ended May 31, 2010, substantially as a result of an increase in non-employee board of director fees of approximately $244,900 primarily as a result of the increase in stock compensation expense related to stock options granted to non-employee directors.  Also contributing to the increase in professional fees from prior year is an increase in accounting related fees of approximately $18,300 and legal fees of approximately $52,600. Accounting related fees and legal fees increased primarily due to additional services provided to us in connection with our Form S-1, the appointment of new members to our executive team and board of directors, and the increase in business activity as we continue to develop our  MotionPower™ Technology and SolarWindow™ Technology. Offsetting the increase in professional fees from prior year is a decrease in consulting services of approximately $27,000 pursuant to the consulting agreement between us and Mr. Conklin, as discussed in the previous paragraph.

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

License Fee

Please refer to “University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement” under “SolarWindow™ Technology” above.

Travel and Entertainment

Travel and entertainment increased during both the three and nine months ended May 31, 2011 compared to the same periods of the prior year primarily due to executive and Board member travel required as part of the ongoing business efforts.

Other Operating Expenses

Other operating expenses include but are not limited to directors and officers insurance, rent, patent filing costs, utilities, insurance, press releases, information technology related fees, printing costs, and other administrative costs.

Other operating expenses remained relatively flat during the three months ended May 31, 2011 compared to the three months ended May 31, 2010.

Other operating expenses decreased $48,800 for the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010, substantially due to a decrease in patent filing costs of approximately $42,900, a decrease in information technology related fees of approximately $11,300, and a decrease in printing and postage costs of approximately $7,900. During the nine months ended May 31, 2010, we filed U.S. and international patent applications for our MotionPower™ Technology and SolarWindow™ Technology. During the prior year period, we re-designed our website, thereby incurring information technology related fees and during the quarter ended May 31, 2010 we distributed a letter from our President to all of our stockholders providing them an update on the results of our testing of our MotionPower™ and SolarWindow™ Technologies, thus incurring printing and postage for this mailing.  Offsetting these decreases in other operating expenses was an increase in director and officers insurance premiums of approximately $13,500.

Other Income (Expense)

Below is a summary of our other income (expense) for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2011	2010	Change	2011	2010	Change

Other income (expense)
Interest expense	$(382)	$-	$(382)	$(1,238)	$-	$(1,238)
Foreign exchange loss	-	(638)	638	(497)	(1,344)	847
Change in fair value of warrant liability	-	165,660	(165,660)	8,059	1,721,658	(1,713,599)
Total other income (expense)	$(382)	$165,022	(165,404)	$6,324	$1,720,314	(1,713,990)

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

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  On February 12, 2011, all unexercised Class F Callable Warrants expired.
Decreases in the remaining term and volatility of the Class F Callable Warrants during three months ended May 31, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $165,660 during the three months ended May 31, 2010.

The non-cash gain of $8,059 recorded during the nine months ended May 31, 2011 represents the decrease in the fair value of the Class F Callable Warrants from $8,059 at August 31, 2010 to $0 at May 31, 2011 as a result of the expiration of all of the remaining unexercised Class F Callable Warrants on February 12, 2011.

Decreases in the remaining term and volatility of the Class F Callable Warrants during the nine months ended May 31, 2010 and a decline in the fair value of our common stock from September 1, 2009 to May 31, 2010 resulted in a decrease in the warrant liability and a non-cash gain related to the Class F Callable Warrants of $1,721,658 during the nine months ended May 31, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have an accumulated deficit of $10,723,909 through May 31, 2011.  Due to the “start up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At May 31, 2011, we had a cash and cash equivalent balance of $3,032,774. We have financed our operations primarily pursuant to a Securities Purchase Agreement in which we received net proceeds of $3,395,955 in February 2008 (as further described below) and from the exercise of warrants and stock options.

Net cash used in operating activities was $1,453,539 for the nine months ended May 31, 2011, compared to net cash used in operating activities of $1,687,874 for the nine months ended May 31, 2010.  The decrease in cash used in operating activities of $234,335 substantially reflects decreases in amounts paid for marketing and investor relations (see “Marketing and Investor Relations” above), research and development (see “Research and Related Agreements” above), and other operating expenses (see “Other Operating Expenses” above). Offsetting these decreases are increases in amounts paid for Management fees – related party (see “Management Fees – Related Party” above) and wages and benefits expense (see “Wages and Benefits” above).

Net cash provided by financing activities was $3,985,175 and $0 for the nine months ended May 31, 2011 and 2010, respectively.  During the nine months ended May 31, 2011, we received $3,954,375 from the exercise of Class F Callable Warrants and $30,800 from the exercise of stock options.

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

Accrued Liabilities

Under the Sponsored Research Agreement with the University of Illinois, described under “Research and Related Agreements – SolarWindow™ Technology – University of Illinois at Urbana-Champaign Sponsored Research Agreement,” above, we agreed to provide a total of $422,818 to the University of Illinois. The agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois. We were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at May 31, 2011 and August 31, 2010. However, we have not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. We are of the opinion that to the extent these funds were not expended, they are refundable to us.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2011, we have future minimum lease payments of $8,400 under our corporate and other office operating leases.  In addition, we have future minimum payments totaling $36,050 pursuant to agreements with third party providers that we utilize for investor relations and marketing and business development.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (1)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (2)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (2)

3.5	By Laws (1)

4.1	Securities Purchase Agreement dated February 8, 2008 (1)

10.1	Employment Termination Agreement with Mr. Cucinelli (1)

10.2	Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.3	Amendment to the Employment Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.4	Stock Option Agreement dated April 6, 2010 between New Energy Technologies, Inc. and Meetesh Patel (1)

10.5	Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (1)

10.6	Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date(1)

10.7	Employment Agreement dated February 1, 2010 between New Energy Technologies, Inc. and James B. Wilkinson (1)

10.8	Resignation and Mutual Determination to Terminate Employment between New Energy Technologies, Inc. and James B. Wilkinson, dated February 15, 2010 (1)

10.9	Employment Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin (3)

10.10	Stock Option Agreement dated August 9, 2010 between New Energy Technologies, Inc. and John A. Conklin (3)

10.11	Employment Agreement dated December 17, 2010 between New Energy Technologies, Inc. and Andrew Farago (4)

10.12	Stock Option Agreement dated December 17, 2010 between New Energy Technologies, Inc. and Andrew Farago (4)

10.13	Stock Option Agreement dated January 17, 2011 between New Energy Technologies, Inc. and Jatinder Bhogal (5)

10.14	Stock Option Agreement dated January 17, 2011 between New Energy Technologies, Inc. and Alistair Livesey (5)

10.15	Stock Option Agreement dated January 17, 2011 between New Energy Technologies, Inc. and Joseph Sierchio (5)

10.16	Stock Option Agreement dated January 19, 2011 between New Energy Technologies, Inc. and Javier Jimenez (5)

10.17	Consultancy Agreement dated February 1, 2011 between New Energy Technologies, Inc. and Elliot Maza (6)

10.18	Employment Agreement dated February 2, 2011 between New Energy Technologies, Inc. and Scott Taper (7)

10.19	Stock Option Agreement dated March 23, 2011, 2011 between New Energy Technologies, Inc. and Peter Fusaro (12)

10.20	Stock Option Agreement dated March 23, 2011, 2011 between New Energy Technologies, Inc. and Todd Pitcher (12)

10.21	Redacted USF Sponsored Research Agreement (1) (8)

10.22	Redacted USF Option Agreement (1) (8)

10.23	Redacted Veryst Agreement (1) (7)

10.24	Redacted Sigma Design Agreement (1) (7)

10.25
Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010 by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (7) (8)

10.26	Redacted Addendum 1 dated November 30, 2010 to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation (8) (9)

10.27	2006 Incentive Stock Option Plan (10)

10.28	Redacted version of the Cooperative Research and Development Agreement entered into between the National Renewable Energy Laboratory and New Energy Technologies, Inc. (11)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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
 (9) Incorporated by reference to the Form 8-K dated November 30, 2010, filed by New Energy Technologies, Inc. on February 4, 2011.
(10) Incorporated by reference to the Form S-8 filed by New Energy Technologies, Inc. on March 15, 2011.
(11) Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on April 7, 2011.
(12) Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on March 25, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

New Energy Technologies, Inc.
(Registrant)

July 14, 2011	By:	/s/ John Conklin
John Conklin
President, Chief Executive Officer, and Director

July 14, 2011	By:	/s/ Elliot Maza
Elliot Maza
Chief Financial Officer