Form 10-K
period 2011-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2011-11-29
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal year, based upon the closing sale price of the registrant’s common stock on November 15, 2011, as reported on the Over the Counter Markets Group, Inc. QB tier (the “OTCQB”) was $22,021,847.

As of November 25, 2011 there were 20,638,360 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

NEW ENERGY TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2011

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

ITEM 1. BUSINESS

Description of Business

New Energy Technologies, Inc. is a development stage renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. Unless the context otherwise dictates, references in this document to “New Energy,” “Company,” “we,” “us” and “our” generally means New Energy Technologies, Inc. and our consolidated subsidiaries through which our various businesses are conducted.

We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” and focused our initial business efforts on the identification, acquisition, development and eventual commercialization of emerging technologies in the biomedical industry; we subsequently refocused our efforts entirely in the alternative and renewable energy sectors. On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to “New Energy Technologies, Inc.,” so as to more accurately reflect our decision to focus all of our resources on alternative and renewable energy technologies.

We have not generated any revenue since inception and we do not expect to generate any revenue for the foreseeable future. We have incurred losses since inception. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

Our strategy is to develop new energy related technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, typically universities and government agencies, through sponsored research and development agreements.

The Company is currently focusing its development efforts on actively advancing two novel technologies, namely:

•	SolarWindow™ technology, which enables see-through windows to generate electrical energy by coating glass surfaces with electricity-generating coatings.
•
MotionPower™ technology for capturing the kinetic energy of moving vehicles to generate electricity. This encompasses our MotionPower™-Express system for cars and light trucks, MotionPower™-Heavy system for big rigs, and MotionPower™-Auto system for installation at sites where cars and light-duty trucks are traveling at below 15mph and are in the process of slowing down.

Our business activities relating to our MotionPowerTM technology are conducted through our wholly-owned subsidiary Kinetic Energy Corp (“KEC”).  Our business activities relating to SolarWindow™ are conducted through New Energy Technologies, Inc. and our subsidiary New Energy Solar Corporation.

On August, 19, 2011, we formed Nakoda Energy, Inc. (“Nakoda”), a California corporation, as a wholly owned subsidiary. Nakoda began operations in September 2011, as an energy savings and management provider developed to assist customers with reducing their energy costs. Nakoda identifies and implements specific energy savings options for customers, who then pay for Nakoda’s services from the energy savings that may be realized on their utility bills.  Nakoda’s business plan provides for future cross-promotion and sales opportunities of our SolarWindow™ and MotionPower™ products to its customers. This component of the business plan is predicated on both the growth of Nakoda’s business as well as the continued development and eventual commercialization of SolarWindow™ and MotionPower™ technologies.

Our product development programs involve ongoing research and development efforts and the commitment of resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

We have achieved numerous important milestones in the development of both of our technologies. For example, in advancing SolarWindow™ , we have overcome major technical challenges, including the ability to achieve transparency while generating electricity on glass. We have also successfully scaled-up our technology from a single solar cell – only one-quarter the size of a grain of rice – to an array of solar cells which form a one-foot by one-foot early working prototype – our largest-ever SolarWindow™. SolarWindow™ is fabricated by applying our see-through, electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome temperature-specific and pressure-sensitive manufacturing methods common to conventional solar photovoltaic module and thin-film manufacturing processes.

In advancing MotionPower™, following successful development of a first-generation prototype, we conducted early durability and user-experience testing of our MotionPower™-Express system for cars and light trucks, such as sport utility vehicles at Burger King®, Four Seasons Hotel®, and the Holiday Inn Express®. These tests have produced important advancements to the MotionPower™ technology, including size and maintenance costs, while increasing the system’s capacity to produce electrical power. The Company has undertaken the early engineering and prototyping of MotionPower™-Heavy system for big rigs, such as tractor trailers, buses, and large commercial vehicles. The most recent public demonstration of the Company’s brand new MotionPower™ technology was successfully debuted at the Roanoke Civic Center in Virginia.  Additional field tests and demonstrations are planned.

We have increased our efforts on testing, durability, and design refinements in preparation for commercial deployment, which is key to the commercialization of our products. We are also working to partner with established commercial enterprises where our technologies can be field tested and refined. We seek to leverage and evolve such early relationships into our potential customer pipelines.

The development of our SolarWindow™ technology has significantly advanced through our sponsored research agreement with the University of South Florida and the Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”) in Golden, Colorado. We have advanced our MotionPower™ technologies through product development agreements with independent engineering firms, namely Veryst Engineering LLC (“Veryst”) and Sigma Design Company (“Sigma”). These engineering firms have experience in energy capture technologies and alternative and renewable energy, respectively. For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SolarWindowTM

Products Being Developed on the Basis of our SolarWindowTM Technologies

We are developing our SolarWindow™ technology and products as the world’s first-of-their-kind systems able to generate electricity through see-through glass windows.

On September 16, 2010, we publicly unveiled a working four-inch by four-inch prototype of our proprietary SolarWindow™ technology at the University of South Florida. Scientists at the event powered lights on a scale-model house by exposing our see-through SolarWindow™ to artificial light from fluorescent lamps, mimicking lighting typically installed inside offices. In artificial light, SolarWindow™ technology outperforms today’s commercial solar and thin-films by as much as 10-fold under low-intensity irradiance.

Scientists also repeatedly opened and closed window shades, successfully powering LED lights each time SolarWindow™ was exposed to natural light. This demonstration mimicked outdoor exposure such as sunlight on the exterior façade of commercial buildings – our initial target market and a promising early application of the technology.

Scientists at the debut event not only demonstrated the ability to generate “voltage” to power lighting, but also revealed SolarWindow™’s capacity to produce “current” necessary for powering mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

SolarWindow™ generates electricity by harnessing the energy of the sun in order to create a “photovoltaic” effect. Photovoltaics is a method of generating electrical power by converting solar radiation into electricity, using materials which conduct electricity. Typically, conventional photovoltaic power is generated by making use of solar modules composed of a number of cells containing photovoltaic and electricity-conducting materials. These materials are usually very opaque (i.e., not see-through). Our researchers have replaced these materials with compounds that allow our SolarWindow™ products to remain see-through, while generating electricity.

We currently have six (6) products that we seek to develop using our SolarWindow™ technology:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;
•	SolarWindowTM – Structural Glass – Structural glass walls and curtains for tall structures;
•	SolarWindowTM – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;
•
SolarWindow™ – Flex – Flexible films which may be applied directly onto glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes; and

•	SolarWindow™ – BIPV – Components associated with BIPV applications in homes, buildings, and office towers.

With respect to our SolarWindow™ technology, our focus is currently on the development and deployment of SolarWindow™-Structural, Commercial and Architectural products. Our product development efforts have already produced early working prototypes for these applications. Commercialization of the SolarWindowTM technology will require significant further research, development and testing.

Proprietary Assets

The SolarWindow™ technology is subject to ten (10) patent applications filed by the University of South Florida Research Foundation, Inc. We have obtained an exclusive license from the University of South Florida Research Foundation, Inc. to market the SolarWindow™ technology.

The Market Opportunity for our SolarWindow™ Technology Products

Last year saw the completion of more skyscrapers than any previous year in history, according to a January 2011 report from the Council on Tall Buildings and Urban Habitat at the Illinois Institute of Technology, Chicago. Our early target market for SolarWindow™ products is tall towers and commercial skyscrapers, including increasingly popular “green buildings.”

The U.S. market for new, non-residential “green buildings,” such as offices and factories, is forecast to more than double to as much as $135 billion in five years, according to a 2010 industry report by McGraw-Hill Construction. The same report states that, a third of all new nonresidential construction today is green. Green building growth is approximately 25 times greater than commercial real estate overall in this country, which averages almost 2% annually, according to the United Nations Environment Programme Finance Initiative. In North America, initiatives such as the environmental building rating system (LEED) run by the U.S. Green Building Council are helping to transform the market for added-value glazing, and this trend is expected to continue. We anticipate similar opportunities in Europe, through the development of a European Union-wide energy labeling system for windows. In addition to government incentives, the economic benefits of Energy Star and LEED buildings include higher occupancy, better rental rates and increased resale value for developers of commercial real estate.

Our SolarWindow™ products are under development for application to glass surfaces in such buildings, often referred to as “architectural flat glass.” In the United States, the country’s ten largest cities have more than 444 million square feet of architectural glass, as estimated in a 2010 industry report on flat glass by Pilkington, a major global glass manufacturer. This market is growing in volume, with global growth of around 4-5% annually, with Europe, China and North America accounting for over 70% of global demand, according to the same report.

Competition For SolarWindow™ Technology and Products

Competition in the solar-photovoltaic’s industry is growing. Although we are not aware of other products utilizing technology substantially similar to our SolarWindow™ technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film and amorphous silicon concepts, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium diselenide, and others to generate electricity from the sun’s light. Given the time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our SolarWindow™ technology product, currently under development.

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies obsolete. The description of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•
Konarka Technologies, Inc. - is focused on the development and advancement of nano-enabled polymer photovoltaic and organic photovoltaic (OPV) materials that are lightweight, flexible and more versatile than traditional solar materials.

•
XsunX, Inc. - develops and markets proprietary Thin Film Photovoltaic (“TFPV”) solar cell designs and core solar cell manufacturing systems, enabling licensees to manufacture TFPV solar devices on various substrates.

•
Sharp Corporation - has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer).

•
DuPont - is a leading materials supplier to the Photovoltaic (“PV”) industry, with more than 20 years of experience in PV materials development, applications know-how, manufacturing expertise and global market access, and offers a broad and growing portfolio of films, resins for encapsulants, encapsulant films, and conductive pastes.

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

Competitors may succeed in developing products that are more effective than our SolarWindow™ technology, and thereby render our products obsolete and non-competitive. Accordingly, in addition to our research and development efforts, we have undertaken a public relations/advertising program designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development efforts if and when any required regulatory approval is received.

Competition with respect to our technologies is and will be based, among other things, on safety, reliability, availability, price, marketing, distribution and patent position. Another important factor will be the timing of market introduction of any SolarWindowTM products we develop. Accordingly, the speed with which we can develop our SolarWindow™ products, complete safety approvals processes and ultimately supply commercial quantities of any products we develop to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

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

The production and marketing of SolarWindow™ technology derived products would be subject to existing US and international health and safety regulations, electrical system design, fabrication and interconnection standards and may be subject to yet unknown laws and regulations that may be adopted following the date of this report.

Current health and safety regulations, electrical system design, fabrication, and interconnection standards and requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration regulations, National Electrical Code as approved as an American National Standard by the American National Standards Institute or ANSI/NFPA-70, certification by Underwriters Laboratories and the Society of Automotive Engineers, and compliance with local building codes. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of our SolarWindow™ technology evolves.

MotionPower™

Products Being Developed on the Basis of our MotionPowerTM Technologies

Our MotionPower™ products in development are systems that generate clean electricity by capturing and making use of the kinetic energy of moving vehicles.

All vehicles in motion possess kinetic energy. Kinetic energy refers to the energy of motion, and is best described as energy an object possesses due to its motion, such as the energy observed when a ball is thrown or kicked or when a cyclist no longer needs to pedal a bike in order to continue forward motion.

The amount of kinetic energy a vehicle possesses is based upon the vehicle’s speed and weight. The faster the vehicle is moving and the heavier it is, the more kinetic energy it possesses. When a moving vehicle slows down, it wastes some of its kinetic energy in the process of braking. It is kinetic energy which our MotionPower™ products seek to capture and convert into electricity.

For our MotionPower™ products to effectively harvest a vehicle’s kinetic energy, they must be installed at sites where vehicles are in the process of slowing down before stopping. Our MotionPower™ technology functions as an energy harvester, and may assist a vehicle with slowing down. Because our MotionPower™ products are designed to be installed in locations where cars and light trucks are required to reduce their speed, our systems makes use of vehicle energy while it slows down and does not intend to “rob” vehicles of energy they would otherwise use.

We conducted early durability and user-experience testing of our MotionPower™-Express system for cars and light trucks, such as sport utility vehicles, at Burger King®, Four Seasons Hotel®, and the Holiday Inn Express®. We also successfully debuted our latest MotionPower™-Express system during a premier public demonstration to 6,000 visitors and over 585 participants at the Roanoke Civic Center in Virginia, a high-traffic volume entertainment, convention, and cultural complex. Having completed the early engineering of our MotionPower™-Heavy system for big rigs, such as tractor trailers, buses, and large commercial vehicles, we plan to conduct field tests of this system at Heller Industrial Park, an 8.7 million square-foot industrial park.

MotionPower™-Express can be designed for a range of speeds based on traffic pattern and the amount of energy required for a specific application. These applications may include: sport and entertainment venues, warehousing and distribution centers, fleet vehicle maintenance facilities, transportation depots, airports (passenger arrival and departure areas), parking lots, border crossings, exit ramps, neighborhoods with traffic calming zones, rest areas, toll booths, and travel plazas. We expect to target such locations as possible installation sites for all three of our MotionPower™ products.

We are currently developing three (3) MotionPower™ products:

•
MotionPower™-Heavy ― A fluid-driven, system with limited moving mechanical components for installation at sites where big rigs, such as tractor trailers, buses, and large commercial vehicles are traveling at below 15mph and are in the process of slowing down;

•
MotionPower™-Auto ― A fluid-driven, system similar to MotionPowerTM-Heavy for installation at sites where cars and light-duty trucks, such as sport utility vehicles and automobiles, are traveling at below 15mph and are in the process of slowing down; and

•
MotionPower™-Express ― A mechanical system for installation at sites where all cars, light-duty trucks, motor homes, buses, big rigs, and large commercial vehicles are traveling faster than 15mph and are in the process of slowing down.

With respect to our MotionPowerTM technology, our focus is the development and deployment of all three MotionPower™ products. Our product development efforts have already produced early working prototypes. Subject to further research development and testing, we are positioning MotionPower™ – Express as our first energy harvester for commercial launch.

Proprietary Assets

Through Kinetic Energy Corporation we have filed thirty (30) United States and International Patent Applications related to our MotionPower™ technology. Each of these applications has been filed in the name of the individual inventors. Each of the inventors has assigned and transferred to Kinetic Energy Corporation the full and exclusive right to these inventions in the U.S., its territories, dependencies and possessions and the entire right, title and interest in and to any and all Letters Patent(s) that may be granted therefore in the U.S., its territories, dependencies and possessions, and in any and all foreign countries, and to any and all divisions, reissues, continuations, conversions and extensions thereof for the full term or terms for which the same may be granted.

The Market Opportunity for our MotionPower™ Technology and Products

With no commercially marketed vehicle energy harvesting devices available for sale in the United States and no formally recognized vehicle energy harvesting industry, we believe our MotionPower™ technology and products could be uniquely positioned as first-to-market if commercially launched.

The U.S. boasts the world’s largest roadway transportation system. In 2006, Americans traveled 5.2 trillion person-miles in vehicles and moved 4.6 trillion ton-miles of freight, according to the Bureau of Transportation Statistics. The U.S. population and economy are expected to grow, increasing both freight and personal travel. For example, the Energy Information Administration’s 2010 Annual Energy Outlook projects population to grow by 85 million persons by 2035 compared to 2008.

The 2009 and 2004 reports from the Bureau of Transportation Statistics indicate that freight trucks are the backbone of U.S. freight transportation, carrying 71% of the dollar value and 70% of the weight of U.S. freight, and representing 40% of the total ton-miles carried. Trucking has been growing rapidly at the expense of rail and shipping. Between 1993 and 2007, truck ton-miles grew by 54%, while rail grew by 43% and shipping lost 42%.

Freight truck vehicle miles traveled are projected to grow faster than any other mode of truck. The Energy Information Administration projects that truck travel will grow from 241 billion vehicle miles in 2007 to 363 billion miles in 2035, a growth rate of 1.7% per year. In addition, buses are the largest fleet of vehicles in the U.S., with 66,506 vehicles available for peak service, as estimated by the Bureau of Transportation Statistics. Passenger miles by bus increased from 18,818 in 1995 to 21,757 (in millions) in 2008, according to an April 2010 report by the American Public Transportation Association.

Car and light truck travel also continues to increase. Passenger cars and light-duty trucks account for about 60% of the energy used for U.S. transportation and their energy use has grown by 1.4% per year over the past several decades, states a March 2011 data book by the U.S. Department of Energy.

All three of our MotionPower™ products could have applications at our nation’s border crossings and ports of entry. In 2009, according to the Bureau of Transportation Statistics, American border crossings reported nearly 195 million personal vehicle passengers traveling in more than 97 million cars. Over 9.3 million trucks entered the United States through our border crossings, with the top 20 sites accounting for approximately 87% of such traffic. An estimated 4.9 million bus passengers in more than 344,000 buses crossed our borders.

We also intend to target parking garages for use of our MotionPower™ products. According to estimates from the International Parking Institute, there were approximately 70.5 million off-street parking spaces in the U.S. in 2000 and approximately 6.9 million parking spaces in parking garages in 2001.

Additionally, high-traffic venues such as theme parks, shopping malls, drive-throughs and sports venues represent excellent sites for our MotionPower™ products. These sites remain strong prospects, with theme parks growing to 341 million attendees and $12 billion in revenue in 2007, according to the International Association of Amusement Parks and Attractions. Nearly 90 million attendees visited America’s top ten theme parks in 2009, estimates a report by the Themed Entertainment Association. Among sports venues, the National Football League alone accounts for roughly 2.47 million vehicles per year and approximately 330,000 parking spaces.

Competition For MotionPower™ Technology and Products

Currently, there are no commercially marketed vehicle energy harvesting devices available for sale in the U.S. and there is no formally recognized vehicle energy harvesting industry. Therefore, to the best of our knowledge, our MotionPower™ technology does not currently face any substantive, direct competition from any commercially available vehicle energy harvester.

Other than our efforts, to our knowledge there are only a few, small, privately-held companies developing vehicle energy harvesters. Unlike our MotionPower™ technology for cars, light trucks, and heavy long-haul vehicles, these other technologies appear primarily directed to heavy trucks only.

•
AEST Incorporated – is purportedly developing its “Dragon Power Station” technology for installation where heavy trucks drive over a series of plates embedded in the roadway. The motion of the plates creates a pumping action of hydraulic fluids which subsequently turn a generator, ultimately producing electricity. To date, there is only one publicly-disclosed Dragon Power Station installation of which we are aware.

•
KinergyPowerUSA – is purportedly developing its “Energy Carpet” technology for installation where heavy trucks drive over a series of slats. A number of underlying, interconnected micro- sized pistons pump hydraulic fluids to turn a generator, ultimately producing electricity. To- date, there are no publicly-disclosed Energy Carpet installations of which we are aware.

•	Highway Energy Systems Ltd. – a UK based company is purportedly developing an energy-harvesting device.

The foregoing information regarding each of AEST Incorporated and KinergyPower USA was obtained from their respective web sites. The foregoing information regarding Highway Energy Systems Ltd. was obtained from an article published in The Wall Street Journal dated February 28, 2011.

These companies’ systems rely on vehicle weight to depress elaborate piston configurations situated beneath slats or plates which hydraulically pump fluids to electrical generators. We believe these methods are substantially different from our MotionPower™ technology which makes use of otherwise wasted kinetic energy when cars and trucks slow down. Unlike these other systems, MotionPower™-Heavy technology has few moving mechanical parts, which we believe make it less vulnerable to mechanical failure and helps control operating and maintenance costs.

Government Regulation

Our MotionPower™ technology may be subject to certain government regulations. Our ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation may be introduced that could significantly change the statutory provisions governing our research and development processes, as well as approval, manufacture and marketing of any products derived from such research and development activities.

The production, marketing, and installation of our MotionPower™ technology products may be construed by regulatory agencies as a new technology for roadway implementation, which could be subject to existing US and International health and safety regulations, electrical system design, fabrication, and interconnection standards and may be subject to yet unknown regulations.

Current health and safety regulations, electrical system design, fabrication, and interconnection standards and requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration regulations, National Electrical Code as approved as an American National Standard by the American National Standards Institute or ANSI/NFPA-70, certification by Underwriters Laboratories and the Society of Automotive Engineers, and compliance with local roadway safety legislation. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of our MotionPower™ technology evolves.

Energy Efficiency Solution Services

The Market Opportunity for Our Energy Efficiency Solution Services

As energy costs have continued to increase so has the market for energy efficiency solution services. Both public and private energy users are increasingly resorting to energy efficiency measures as a cost effective measure to manage and reduce aggregate energy demand and costs. Accordingly, we formed Nakoda to provide potential customers with innovative solutions to manage their energy use and reduce their costs. Nakoda’s business model permits customers to implement a Nakoda solution and pay for the services Nakoda provides through a performance sharing contract whereby the customer agrees to remit to Nakoda a portion of the energy savings realized over a certain number of years.  Nakoda’s business plan also provides for future cross marketing and sales opportunities of our SolarWindow™ and MotionPower™ technologies. This component of the business plan is predicated on both the growth of Nakoda’s business as well as the continued development and eventual commercialization of SolarWindow™ and MotionPower™ technologies.

Competition For Our Energy Efficiency Solution Services

In connection with Nakoda’s energy services business model, we face significant competition from several companies. Many of our competitors have longer operating histories and greater human and financial resources than we do, and we may be unable to continue to compete effectively against our current competitors or additional companies that may enter our markets.

In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our energy management, and renewable and alternative energy projects and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

Among our competitors are the following large companies having a national presence: Ameresco, Inc., Chevron Energy Solutions, Constellation Energy, Honeywell, Johnson Controls, Siemens Building Technologies and TAC Energy Solutions.

We will seek to compete, in part, upon the basis of our knowledge of the locations in which we intend to initially operate by taking advantage of the flexibility afforded by our smaller size, and by targeting customers having facilities of a size (target market of facilities that incur $50,000 to $2,000,000 in annual energy costs) which makes them commercially unattractive to our larger competitors.

Research and Development

In order to develop our SolarWindow™ and MotionPower™ technologies, we have incurred and will continue to incur research and development costs that are material to our financial statements. Research and development costs represent costs incurred pursuant to our sponsored research agreements with the University of South Florida, CRADA with NREL, a development agreement with Veryst, agreements with Sigma and other third party providers. These agreements include: salaries and benefits for personnel; allocated overhead and facility occupancy costs; supplies; equipment purchase and repair, and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the years ended August 31, 2011 and 2010, we incurred $451,372 and $705,549, respectively in research and development expense.

Employees

As of August 31, 2011, including individuals employed by our wholly-owned subsidiaries, we had four full-time employees, including Mr. John A. Conklin, our President, Chief Executive Officer, and Chief Financial Officer.

ITEM 2. PROPERTIES

Our corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2009, we entered into a one year sublease agreement with MVP Law Group, P.A. Rent for this office space is $1,100 per month through November 30, 2011. Our sublease with MVP Law Group, P.A., will renew effective December 1, 2011, for an additional twelve months at $1,100 per month.

We also maintain an office at 8875 Hidden River Parkway, Suite 300, Tampa, FL 33637. We have a one year lease, which began on February 16, 2009 and automatically renews on the anniversary date for another year unless terminated by us. We may terminate this lease agreement by giving written notice to the landlord not less than sixty (60) days prior to the expiration of the term of the lease. The rent for the office in Tampa, FL is $225 per month plus tax and variable charges.

ITEM 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Markets Group, Inc. QB tier (the “OTCQB”) under the symbol “NENE”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended August 31, 2011
First Quarter 2011 (September 1 – November 30, 2010)	$5.13	$1.59
Second Quarter 2011 (December 1, 2010 – February 28, 2011)	$6.72	$4.50
Third Quarter 2011 (March 1 – May 31, 2011)	$4.11	$1.55
Fourth Quarter 2011 (June 1 – August 31, 2011)	$2.40	$1.25

Fiscal Year Ended August 31, 2010
First Quarter 2010 (September 1 – November 30, 2009)	$3.63	$1.56
Second Quarter 2010 (December 1, 2009 – February 28, 2010)	$2.52	$0.93
Third Quarter 2010 (March 1 – May 31, 2010)	$2.40	$1.35
Fourth Quarter 2010 (June 1 – August 31, 2010)	$2.34	$1.29

All stock prices reflect the one-for-three reverse stock split effective as of March 21, 2011. On November 18, 2011, the closing price of our common stock was $1.80 per share.

As of November 18, 2011, there were approximately 36 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2011.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, our Board adopted and approved and on February 7, 2011 a majority of our shareholders approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Stock Plan provides for the granting of options to purchase a maximum of 5,000,000 shares of the Company’s common stock. Stock options granted to employees under the 2006 Stock Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

The per share exercise price for each stock option is determined by the Board and may not be below the closing price of our common stock on the date of grant, or, if our common stock is not traded on the date of grant, the first day of active trading following the date of grant.

We measure all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. We use the Black-Scholes option pricing model to calculate the fair value of stock option grants. The Black-Scholes option pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. We do not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. We use the “simplified” method for determining the expected term of our “plain vanilla” stock options. We recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by us, additional adjustments to compensation expense may be required in future periods.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	960,005	(2)	$2.49	3,966,661
Equity compensation plans not approved by security holders (1)	—		—	—
Total	960,005		$2.49	3,966,661

(1) Consists of grants under our 2006 Stock Plan.
(2) Please refer to our financial statements “ITEM 8. FINANCIAL STATEMENTS; NOTE 9. STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the “SEC”), including the following:

•
Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).

•	The information contained in an annual report on Form 10-K under the Exchange Act.

•
The information contained in any reports or documents required to be filed by New Energy Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in iTrackr Systems’ affairs that are not disclosed in the documents furnished.

During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired.

On November 1, 2011, Mr. Patel, former Chief Executive Officer received 50,318 shares of common stock upon the exercise of 23,334 options granted on December 15, 2009 and 50,000 options granted April 6, 2010, of which 26,984 were issued after effecting a cashless exercise.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of New Energy Technologies, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Overview

We are a development stage renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects energy from the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. Our proprietary, patent-pending technologies and products, which are the subjects of 40 US and international patent-filings, have been invented, designed, engineered, and prototyped in preparation for advanced field testing, product development, and commercial deployment.

We are currently focusing our development efforts on two technologies, SolarWindow™ technology, which enables see-through glass windows to generate electricity by applying electricity-generating coatings to their glass surfaces, and MotionPower™ technology for capturing the kinetic energy of moving vehicles and using it to generate electricity. We are also seeking to develop an energy efficiency service business through Nakoda our wholly-owned subsidiary.

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future. Our product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants. In addition, Nakoda was only recently formed and will require additional development and marketing efforts. Accordingly, no assurance can be given that we will be able to expand Nakoda’s energy management services business or that the company will enter into any agreements that will ultimately prove to be profitable.

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

We cannot accurately predict the amount of funding or the time required to successfully commercialize either the SolarWindow™ technology, or the MotionPower™ technology, and successfully develop Nakoda's business. The actual cost and time required to commercialize these technologies and business may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may not secure sufficient funding to effectuate our business plan or secure such funding on terms and conditions which may be commercially onerous. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on our business, operating results, financial condition and prospects.

As of August 31, 2011, we had working capital of $2,264,969. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least June 30, 2012. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology and our MotionPower™ technology. These agreements, and certain effects of these agreements on our financial statements for the periods presented in this prospectus, are summarized below.

SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

We are a party to a cooperative research and development agreement (“CRADA”) with the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”) in Golden, Colorado. Under the terms of the CRADA, NREL researchers will make use of our exclusive intellectual property and NREL’s background intellectual property in order to work towards specific development goals. Pursuant to SEC Rule 24b-2, we have submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

During the years ended August 31, 2011 and 2010, we recorded $125,909 and $0, respectively, as research and development expense pursuant to this agreement. During the period from May 5, 1998 (inception) to August 31, 2011, we recorded $125,909 as research and development expense pursuant to this agreements.

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through our wholly-owned subsidiary, New Energy Solar Corporation, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement, and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide our support of the development of the SolarWindow™ technology and grant us an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ technology. Pursuant to SEC Rule 24b-2, we have submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through our wholly-owned subsidiary, Sungen Energy, Inc., we were a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, we had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2011. However, we have not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. We are of the opinion that to the extent these funds were not expended, they are refundable to us.

We did not record any research and development expense during the years ended August 31, 2011 and 2010, pursuant to this agreement. During the period from May 5, 1998 (inception) to February 28, 2011, we recorded $422,818 as research and development expense pursuant to this agreement.

MotionPower™ Technology

Veryst Agreement

Through KEC, our wholly-owned subsidiary, we are a party to certain agreements with Veryst Engineering LLC ("Veryst"), a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010 (collectively, the "Veryst Agreements"), all relating to the development of a car and truck energy harvester. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008 agreement have not been disclosed.

During the years ended August 31, 2011 and 2010, we recorded $48,225 and $346,915, respectively, as research and development expense pursuant to these agreements. During the period from May 5, 1998 (inception) to August 31, 2011, we recorded $558,315 as research and development expense pursuant to these agreements.

Veryst has successfully completed its contracted services associated with the Veryst Agreements.

Sigma Design Agreement

Through KEC, we also have been and continue to be a party to certain consulting agreements with Sigma Design Company ("Sigma Design"), a New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services relating to the development of our MotionPower™ technology.

During the years ended August 31, 2011 and 2010, we recorded $147,423 and $197,103, respectively, as research and development expense pursuant to these agreements. During the period from May 5, 1998 (inception) to August 31, 2011, we recorded $413,694 as research and development expense pursuant to these agreements.

We continue to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop our MotionPower™ technology.

Results of Operations

Year Ended August 31, 2011 Compared with the Year Ended August 31, 2010

Operating Expenses

A summary of our operating expense for the years ended August 31, 2011 and 2010 follows:

	Year Ended
	August 31,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expense
Selling, general and administrative	$3,173,558	$1,646,515	$1,527,043	93%
Research and development	451,372	705,549	(254,177)	-36%
Total operating expense	$3,624,930	$2,352,064	$1,272,866	54%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $1,527,043 year-over-year increase is primarily due to 1) a $1,369,010 increase in stock based compensation related to our stock option grants from $182,069 during 2010 to $1,551,079 during 2011; 2) a $59,554 increase in travel related costs; 3) a $168,254 increase in professional fees; 4) a $268,550 increase in personnel related costs primarily related to the inclusion of former Chief Operating Officer Andrew Farago during 2011 and higher wages and bonus for our Chief Financial Officer; and 5) $23,761 increase in insurance primarily related to an increase in premiums for directors and officers coverage offset by reductions of $6,558 in general office expenses and $355,528 in public company expenses primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community.

Research and Development

Research and development ("R&D") costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead and facility occupancy costs, contract services and other costs. R&D costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. See “Research and Related Agreements” above for disclosure regarding the terms and amounts incurred under our research agreements.

The amount of R&D expense incurred for our various research related agreements follows:

		Year Ended		May 5, 1998
	Development	August 31,		(Inception) to
	Activity	2011	2010	August 31, 2011
University of Illinois	Solar WindowTM	$-	$-	$422,818
Alliance for Sustainable Energy, LLC	Solar WindowTM	125,909	-	125,909
University of South Florida	Solar WindowTM	123,762	158,936	290,870
Sigma Design Company, LLC	Motion PowerTM	147,423	197,103	413,694
Veryst Engineering LLC	Motion PowerTM	48,225	346,915	558,315
Other		6,054	2,596	106,090
		$451,372	$705,549	$1,917,696

R&D costs decreased $254,177 predominantly due to the completion of contracted services under the Veryst Agreements

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2011 and 2010 follows:

	Year Ended
	August 31,
	2011	2010	Change

Other income (expense)
Interest expense	$(1,391)	$-	$(1,391)
Foreign exchange loss	(1,488)	(1,344)	(144)
Change in fair value of warrant liability	8,059	2,120,272	(2,112,213)
Total other income (expense)	$5,180	$2,118,928	$(2,113,748)

Change in Fair Value of Warrant Liability

On September 1, 2009, we adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. We determined that our Class F Callable Warrants contained a dilutive issuance provision. As a result, we reclassified $1,062,833 of our Class F Callable Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of September 1, 2009 of $342,771.

Our Class F Callable Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter. On February 12, 2011, all unexercised Class F Callable Warrants expired.

The non-cash gain of $8,059 recorded during the year ended August 31, 2011, represents the decrease in the fair value of the Class F Callable Warrants from $8,059 at August 31, 2010 to $0 at August 31, 2011, as a result of the expiration of all of the remaining unexercised Class F Callable Warrants on February 12, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $10,347,926 through August 31, 2011. Due to the “start up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At August 31, 2011, we had a cash and cash equivalent balance of $2,320,185. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008 (as further described below) and from the exercise of warrants and stock options.

Net cash used in operating activities was $2,166,128 for the year ended August 31, 2011, compared to net cash used in operating activities of $2,233,693 for the year ended August 31, 2010. The decrease in cash used in operating activities of $67,565 substantially reflects decreases in amounts paid for marketing and investor relations, research and development, and general office expenses. Offsetting these decreases are increases in amounts paid for personnel, professional fees, travel and insurance.

Net cash provided by financing activities was $3,985,175 and $0 for the year ended August 31, 2011 and 2010, respectively. During the year ended August 31, 2011, we received $3,954,375 from the exercise of Class F Callable Warrants and $30,800 from the exercise of stock options.

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

Accrued Liabilities

Under the Sponsored Research Agreement with the University of Illinois, described under “Research and Related Agreements – SolarWindow™ technology – University of Illinois at Urbana-Champaign Sponsored Research Agreement,” above, we agreed to provide a total of $422,818 to the University of Illinois. The agreement expired on August 22, 2008. As of this date, we had advanced a total of $266,709 to the University of Illinois. We were to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2011 and 2010. However, we have not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. We are of the opinion that to the extent the funds already paid were not expended, they are refundable to us.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of August 31, 2011, we have future minimum lease payments of $4,425 under our corporate and other office operating leases. In addition, we have future minimum payments totaling $102,800 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of August 31, 2011 and 2010	22

Consolidated Statements of Operations for the Years Ended August 31, 2011 and 2010 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2011	23

Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2011	24

Consolidated Statements of Cash Flows for the Years Ended August 31, 2011 and 2010 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2011	25

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Energy Technologies, Inc.
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of New Energy Technologies, Inc. (formerly Octillion Corp.) and Subsidiaries ("the Company") (a development stage company) as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Energy Technologies, Inc. and Subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 29, 2011

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2011 AND 2010

	August 31,	August 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$2,320,185	$502,528
Deferred research and development costs	156,279	64,207
Deferred offering costs	20,000	-
Prepaid expenses and other current assets	49,382	14,378
Total current assets	2,545,846	581,113

Equipment, net of accumulated depreciation of $463 and $0 at August 31, 2011 and 2010	927	-

Total assets	$2,546,773	$581,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$119,868	$67,553
Accrued liabilities	161,009	156,109
Warrant liability	-	8,059
Total current liabilities	280,877	231,721

Total liabilities	280,877	231,721

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at August 31, 2011 and 2010.	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 and 19,533,533 shares issued and outstanding at August 31, 2011 and 2010.	20,638	19,533
Additional paid-in capital	12,593,184	7,058,035
Deficit accumulated during the development stage	(10,347,926)	(6,728,176)
Total stockholders' equity	2,265,896	349,392

Total liabilities and stockholders' equity	$2,546,773	$581,113

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2011

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(Inception) to
	2011	2010	August 31, 2011

Revenue	$-	$-	$-

Operating expense
Selling, general and administrative	3,173,558	1,646,515	9,737,906
Research and development	451,372	705,549	1,917,696
Total operating expense	3,624,930	2,352,064	11,655,602

Loss from operations	(3,624,930)	(2,352,064)	(11,655,602)

Other income (expense)
Interest income	-	-	98,582
Interest expense	(1,391)	-	(12,393)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange loss	(1,488)	(1,344)	(86,373)
Change in fair value of warrant liability	8,059	2,120,272	2,128,331
Payable forgiven	-	-	30,000
Total other income (expense)	5,180	2,118,928	2,212,544

Loss from continuing operations	(3,619,750)	(233,136)	(9,443,058)

Loss from discontinued operations	-	-	(162,097)

Net loss	$(3,619,750)	$(233,136)	$(9,605,155)

Net loss per common share - basic and diluted	$(0.18)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,396,362	19,533,533

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2011

				Accumulated	Deficit Accumulated		Total
				Other	During the		Stockholders'
	Common Stock		Additional	Comprehensive	Development	Comprehensive	Equity
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Income (Loss)	(Deficit)
Restricted common stock
issued to related parties for
management services
at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000

Comprehensive income (loss)
Net loss for the year ended August 31, 1998	-	-	-	-	(12,326)	(12,326)	(12,326)
Total comprehensive loss						(12,326)

Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	-	140,674

Comprehensive income (loss)
Net loss for the year ended August 31, 1999	-	-	-	-	(77,946)	(77,946)	(77,946)
Total comprehensive loss						(77,946)

Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	-	62,728

Comprehensive income (loss)
Net loss for the year ended August 31, 2000	-	-	-	-	(12,446)	(12,446)	(12,446)
Total comprehensive loss						(12,446)

Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	-	50,282

Comprehensive income (loss)
Net loss for year ended August 31, 2001	-	-	-	-	(12,904)	(12,904)	(12,904)
Total comprehensive loss						(12,904)

Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	-	37,378

Comprehensive income (loss)
Net loss for the year ended August 31, 2002	-	-	-	-	(54,935)	(54,935)	(54,935)
Total comprehensive loss						(54,935)

Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	-	(17,557)

Restricted common stock issued to a related party to satisfy outstanding management fees at $0.01 per share
on December 19, 2002	8,000,000	8,000	72,000	-	-	-	80,000

Restricted common stock issued to a
related party to satisfy outstanding
management fees at $0.01 per share
on March 18, 2003	2,333,200	2,333	20,999	-	-	-	23,332

Comprehensive income (loss)
Net loss for the year ended August 31, 2003	-	-	-	-	(97,662)	(97,662)	(97,662)
Total comprehensive loss						(97,662)

Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	-	(11,887)

Comprehensive income (loss)
Net loss for the year ended August 31, 2004	-	-	-	-	(19,787)	(19,787)	(19,787)
Total comprehensive loss						(19,787)

Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	-	(31,674)

Comprehensive income (loss)
Net loss for the year ended August 31, 2005	-	-	-	-	(103,142)	(103,142)	(103,142)
Total comprehensive loss						(103,142)

Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	-	(134,816)

Issuance of common stock and warrants
at $0.50 per share on May 16, 2006	1,000,000	1,000	499,000	-	-	-	500,000

Comprehensive income (loss)
Net loss for the year ended August 31, 2006	-	-	-	-	(157,982)	(157,982)	(157,982)
Total comprehensive loss						(157,982)

Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	-	207,202

Exercise of Class A Warrants at $0.50
per share during November - December 2006	1,000,000	1,000	499,000	-	-	-	500,000

Exercise of Class B Warrants at $0.55
per share November 2006 - May 2007	1,000,000	1,000	549,000	-	-	-	550,000

Exercise of Class C Warrants at $1.50
per share during August 2007	326,667	327	489,673	-	-	-	490,000

Exercise of Class D Warrants at $1.65
per share during August 2007	293,333	293	483,707	-	-	-	484,000

Exercise of Class E Warrants at $1.80
per share during August 2007	293,333	293	527,707	-	-	-	528,000

Issuance of common stock and warrants
at $1.50 per share on April 23, 2007	333,333	333	499,667	-	-	-	500,000

Dividend paid - spin off of MircoChannel
Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(1,811)	-	(1,811)	(1,811)

Net loss for the year ended August 31, 2007	-	-	-	-	(1,442,769)	(1,442,769)	(1,442,769)
Total comprehensive loss						(1,444,580)

Balance, August 31, 2007	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)		1,414,622

Common stock and warrants issued for cash	1,225,000	1,225	3,394,730	-	-	-	3,395,955
and services at $3.00 per Unit in February 2008

Exercise of Class C Warrants at $1.50
per share during March 2008	6,667	7	9,993	-	-	-	10,000

Exercise of Class D Warrants at $1.65
per share during May 2008	6,667	7	10,993	-	-	-	11,000

Exercise of Class F Warrants at $3.75
per share during April - May 2008	58,333	58	218,692	-	-	-	218,750

Stock based compensation	-	-	3,600,303	-	-	-	3,600,303

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	12,504	-	12,504	12,504

Net loss for the year ended August 31, 2008	-	-	-	-	(5,721,545)	(5,721,545)	(5,721,545)
Total comprehensive loss						(5,709,041)

Balance, August 31, 2008	19,251,533	19,251	11,025,089	10,693	(8,113,444)		2,941,589

Exercise of Class E Warrants at $1.80
per share during July 2009	6,667	7	11,993	-	-	-	12,000

Exercise of Class F Warrants at $3.75
per share during July - August 2009	275,333	275	1,032,225	-	-	-	1,032,500

Stock based compensation	-	-	183,312	-	-	-	183,312

Reversal of stock based compensation due to forfeiture
of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)

Comprehensive income
Foreign currency translation adjustments	-	-	-	(10,693)	-	(10,693)	(10,693)

Net loss for the year ended August 31, 2009	-	-	-	-	1,961,175	1,961,175	1,961,175
Total comprehensive income						1,950,482

Balance, August 31, 2009	19,533,533	19,533	8,661,526	-	(6,152,269)		2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040

Reversal of stock based compensation due to forfeiture
of stock options	-	-	(478,971)	-	-	-	(478,971)

Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)

Net loss for the year ended August 31, 2010	-	-	-	-	(233,136)	(233,136)	(233,136)
Total comprehensive loss						(233,136)

Balance, August 31, 2010	19,533,533	19,533	7,058,035	-	(6,728,176)	-	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-

Exercise of Class F Warrants at $3.75 per share during October 2010 - February 2011	1,054,512	1,055	3,953,320	-	-	-	3,954,375

Exercise of stock options	50,318	50	30,750	-	-	-	30,800

Stock based compensation	-	-	2,855,630	-	-	-	2,855,630

Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	-	-	(1,304,551)

Net loss for the year ended August 31, 2011	-	-	-	-	(3,619,750)	(3,619,750)	(3,619,750)
Total comprehensive loss						$(3,619,750)

Balance, August 31, 2011	20,638,360	$20,638	$12,593,184	$-	$(10,347,926)		$2,265,896

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2011

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(Inception) to
	2011	2010	August 31, 2011

Cash flows from operating activities
Loss from continuing operations	$(3,619,750)	$(233,136)	$(9,443,058)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	463	-	4,945
Stock based compensation expense	2,855,630	661,040	7,300,285
Reversal of stock based compensation expense due to forfeiture of stock options	(1,304,551)	(478,971)	(5,374,615)
Change in fair value of warrant liability	(8,059)	(2,120,272)	(2,128,331)
Loss of disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(92,072)	(24,648)	(156,279)
Increase in prepaid expenses and other current assets	(55,004)	(6,792)	(49,382)
Increase (decrease) in accounts payable	52,315	(30,914)	119,868
Increase in accrued liabilities	4,900	-	161,009
Increase in accounts payable - related party	-	-	30,000
Net cash used in operating activities	(2,166,128)	(2,233,693)	(9,616,016)

Cash flows from investing activity
Purchase of equipment	(1,390)	-	(11,179)
Net cash used in investing activity	(1,390)	-	(11,179)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	3,985,175	-	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	3,985,175	-	11,967,380

Increase (decrease) in cash and cash equivalents	1,817,657	(2,233,693)	2,340,185

Cash and cash equivalents at beginning of period	502,528	2,736,221	-

Cash and cash equivalents at end of period	$2,320,185	$502,528	$2,340,185

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,391	$-	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011 and 2010

Note 1: Organization and Description of Business

New Energy Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation ("KEC") and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006 in the State of Nevada; although currently inactive, Sungen was party to the University of Illinois at Urbana-Champaign Sponsored Research Agreement. See “Note 5. SolarWindow™ Technology.”

KEC was incorporated on June 19, 2008 in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC..

New Energy Solar was incorporated on February 9, 2009 in the State of Florida and has entered into a License Agreement, an Addendum to the License Agreement, an Option Agreement, and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc.

On March 16, 2011, pursuant to a February 7, 2011 written consent signed by the shareholders owning a majority of the Company’s issued and outstanding shares and a February 24, 2011 unanimous written consent of the Company’s Board of Directors (the “Board”) (collectively the “Consents”), the Company underwent a one-for-three reverse stock split whereby holders of three shares of the Company’s common stock as of March 15, 2011, received one share of its common stock after the reverse stock split, with all fractional shares being rounded up to the nearest whole share.

All share and per share amounts have been retrospectively restated to reflect the one-for-three reverse stock split effected March 16, 2011 and declared effective by the Financial Industry Regulatory Authority ("FINRA") as of March 21, 2011.

On March 16, 2011, pursuant to the Consents, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

On August, 19, 2011, the Company established Nakoda Energy, Inc., ("Nakoda"), a California corporation and wholly owned subsidiary of New Energy Technologies, Inc., began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in  target markets.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of 40 patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and commercial deployment.

The Company’s SolarWindow™ technology generates electricity when glass surfaces are sprayed with electricity-generating coatings, creating, semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey).

The Company’s MotionPower™ technology harvests the available kinetic or motion energy of cars, trucks, buses, and heavy commercial vehicles when they slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency).

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

Note 2. Going Concern Uncertainties

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $10,347,926 as of August 31, 2011, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended August 31, 2011, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of August 31, 2011, the Company had cash and cash equivalents of $2,320,185. The Company will remain engaged in research and product development activities at least through August 31, 2012. Additionally, the Company is pursuing customer acquisition for our wholly owned subsidiary, Nakoda. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through June 30, 2012. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

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

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, , Sungen Energy, Inc. Kinetic Energy Corporation, New Energy Solar Corporation and Nakoda Energy, Inc. All significant intercompany balances and transactions have been eliminated.

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

Fair Value Measurement

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. On February 12, 2011, all unexercised Class F Callable Warrants expired, resulting in a fair value of $0 at February 28, 2011. (See “Note 8. Warrants” for further discussion). Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

During the years ended August 31, 2011 and 2010, the Company incurred $451,372 and $705,549 on research and development activities. From inception (May 5, 1998) to August 31, 2011, the Company incurred $1,917,696 on research and development activities.

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

Net Income (Loss) Per Share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note 4. Net Loss Per Share” for further discussion.

All share and per share amounts reflect the 1-for-3 reverse stock split declared effective on March 21, 2011 by FINRA.

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

Note 4: Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. We have not included the effects of convertible securities on our net loss per share for the past two fiscal years because to do so would be antidilutive. We have excluded from the computation of diluted net loss per share stock options to acquire 960,005 and 900,003 shares of common stock as of August 31, 2011 and 2010, respectively.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2011 and 2010:

	Year Ended
	August 31,
	2011	2010
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,619,750)	$(233,136)

Denominator:
Weighted average number of common shares outstanding	20,396,362	19,533,533

Basic and diluted EPS	$(0.18)	$(0.01)

Note 5. SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, in the Company’s efforts to advance the commercial development of its SolarWindow™ technology, it entered into a Stevenson-Wydler Cooperative Research and Development Agreement (the “CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of the Company’s exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals.

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

During the years ended August 31, 2011 and 2010, the Company recorded $113,762 and $138,936, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to August 31, 2011, the Company recorded $290,870 as research and development expense pursuant to these same agreements.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through the Company’s wholly-owned subsidiary, Sungen Energy, Inc., it was a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign that provided for the Company’s support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, the Company had advanced a total of $266,709 to the University of Illinois pursuant to the terms of the agreement. Pursuant to the terms of the agreement, the Company was to advance an additional $156,109 to the University of Illinois, which is included in other accrued liabilities at August 31, 2011 and August 31, 2010. However, the Company has not made the advance pending determination as to whether funds previously paid to the University of Illinois under the terms of the agreement have been fully expended. The Company is of the opinion that to the extent these funds were not expended, they are refundable to the Company.

The Company did not record any research and development expense pursuant to this agreement during the year ended August 31, 2011 or 2010. During the period from inception (May 5, 1998) to August 31, 2011, the Company recorded $422,818 as research and development expense pursuant to this agreement.

Note 6. MotionPower™ Technology

Veryst Agreement

Through the Company’s wholly-owned subsidiary, Kinetic Energy Corporation, it is a party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010 (collectively, the “Veryst Agreements”), all relating to the development of car and truck energy harvesters. Pursuant to SEC Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008 agreement have not been disclosed.

During the years ended August 31, 2011 and 2010, the Company recorded $48,225 and $346,915, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to August 31, 2011, the Company recorded $558,315 as research and development expense pursuant to these same agreements.

Veryst Engineering LLC has successfully completed its contracted services associated with the Veryst Agreements.

Sigma Design Agreement

Through Kinetic Energy Corporation, the Company  continues to be a party to certain consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services relating to the development of the Company’s MotionPower™ technology.

During the year ended August 31, 2011 and 2010, the Company recorded $147,423 and $197,102, respectively, as research and development expense pursuant to these agreements. During the period from inception (May 5, 1998) to August 31, 2011, the Company recorded $413,694 as research and development expense pursuant to these agreements.

The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the Company’s MotionPower™ technology.

Note 7. Capital Stock

Preferred Stock

At August 31, 2011 there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

Reverse Stock Split

On March 16, 2011, pursuant to a February 7, 2011, written consent signed by the shareholders owning a majority of the Company’s issued and outstanding shares and a February 24, 2011, unanimous written consent of the Company’s Board, the Company underwent a one-for-three reverse stock split whereby holders of three shares of the Company’s common stock as of March 15, 2011, received one share of its common stock after the reverse stock split, with all fractional shares being rounded up to the nearest whole share.

All share and per share amounts have been retrospectively restated to reflect the one-for-three reverse stock split effected March 16, 2011. FINRA declared the reverse stock split effective as of March 21, 2011.

Common Stock

On February 12, 2008, the Company consummated the sale of an aggregate of 1,225,000 shares of its common stock and Class F Callable Warrants to purchase up to an additional 1,225,000 shares of the Company’s common stock for aggregate gross proceeds of $3,675,000 pursuant to the terms of a Securities Purchase Agreement dated February 8, 2008 with certain institutional and other accredited investors. The Class F Callable Warrants were exercisable for a period of three years from the date of issuance at an initial exercise price of $3.75 per share. See “Note 8. Warrants” for further discussion.

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

Restricted Stock Grants

On August 22, 2011, Nakoda Energy, Inc., the Company's wholly-owned subsidiary, entered into two employment agreements with two separate individuals on the same terms and conditions. Contained in each agreement is a provision for the granting of restricted common stock. Upon entrance into the employment agreement each individual will be issued 50,000 restricted shares of New Energy's common stock, which shall vest upon the execution of two project contracts. Additionally, each is to be issued 75,000 restricted shares of New Energy's common stock, which shall vest upon the completion of 12 months of employment and the attainment of sales targets mutually agreed upon. Each grant of restricted common stock is subject to entry into a Restricted Stock purchase Agreement between each individual and the Company and further subject to New Energy's 2006 incentive stock option plan. If each employee is released without cause before the 12 month vesting term, they will be entitled to a monthly pro rata share of the 75,000 restricted share grant. The Company did not record expense associated with these grants as of August 31, 2011 due to not having executed the Restricted Stock purchase Agreement or the attainment of any sales goals. The total value of the 50,000 share grant (100,000 shares total) was $201,000 ($50,250 per quarter) and determined based on the Company's closing share price on the execution date the employment agreements on August 22, 2011 or $2.01 per share.

Note 8. Warrants

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

During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired.

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

The following reconciles the warrant liability for the year ended August 31, 2011:

Beginning Balance, September 1, 2010	$8,059
Change in fair value of warrant liability	(8,059)
Ending Balance, August 31, 2011	$-

Note 9. Stock Options

On October 10, 2006, the Board adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Stock Plan provides for the granting of stock options to purchase a maximum of 5,000,000 shares of the Company’s common stock. Stock options granted to employees under the Company’s 2006 Stock Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of the Company’s common stock expire no later than ten years after the date of grant.

The per share exercise price for each stock option is determined by the Board and may not be below the underlying stock price on the date of grant as listed on the OTC Markets Group, Inc. QB tier (the “OTCQB”), or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model which requires management to make assumptions regarding option time to expiration, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

A summary of the Company’s stock option activity for the years ended August 31, 2011 and 2010, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at August 31, 2009	716,668	1.68
Grants	933,336	1.61
Forfeitures	(750,001)	1.56
Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49	8.6 years	48,501

Exercisable at August 31, 2011	215,003	4.22	8.0 years	33,951

Available for grant at August 31, 2011	3,966,661

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of fiscal 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on August 31, 2011. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the years ended August 31, 2011 and 2010, and since May 5, 1998 (inception) to August 31, 2011:

	Year Ended August 31,		Cumulative May 5, 1998 (Inception) to
	2,011	2,010	August 31, 2011
Stock Compensation Expense:
Selling general and administrative expense	$1,551,079	$182,069	$1,925,670

Stock Option Grants During the Year Ended August 31, 2011

On April 5, 2011, the Company granted a stock option to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $2.50 per share, the fair market value of the Company’s common stock on the date of grant, to an employee as partial compensation for services. The stock options expire ten years from the date of grant, on April 5, 2021 and vests as follows: (a) 2,000 shares on December 1, 2011, and (b) 2,000 shares on each of April 1 of 2012, 2013, 2014, and 2015. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $23,536, estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 133.0%, risk-free rate of 2.9%, and a term of 7.67 years. During the year ended August 31, 2011, the Company recognized $7,028 of expense related to this issuance.

On March 21, 2011, the Board appointed Mr. Todd Pitcher and Mr. Peter Fusaro as directors and granted them each a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on March 21, 2021 and vests as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each of Mr. Pitcher and Mr. Fusaro. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that either Mr. Pitcher or Mr. Fusaro ceases to be one of the Company’s directors. Upon termination of such service, Mr. Pitcher or Mr. Fusaro will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to Mr. Pitcher and Mr. Fusaro was $48,850, estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 133.3%, risk-free rate of 2.0%, and a term of 5.75 years. During the year ended August 31, 2011, the Company recognized $55,568 of expense related to this issuance.

On January 17, 2011, the Board appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $6.51 per share, the fair market value of the Company’s common stock on the date the stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option expires ten years from the date of grant, on January 19, 2021 and vests as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and Mr. Jimenez. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Jimenez ceases to be one of the Company’s directors. Upon termination of such service, Mr. Jimenez will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted to Mr. Jimenez was $97,250 estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 133.4%, risk-free rate of 2.0%, and a term of 5.75 years. During the year ended August 31, 2011, the Company recognized $66,252 of expense related to this issuance.

On December 23, 2010, the Board approved, and the Company granted, a stock option to each of the Company’s three non-employee directors to purchase 16,667 shares of its common stock at an exercise price of $5.94 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s three non-employee directors was $89,228 estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.8%, and a term of 5.75 years. During the year ended August 3, 2011, the Company recognized $187,378 of expense related to this issuance.

On December 17, 2010, the Board approved, and the Company granted, Mr. Andrew Farago, the Company's former Chief Operating Officer, a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The grant date fair value of the stock option granted to Mr. Farago was $2,878,274 estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.7%, and a term of 6.8 years. The stock option expired ten years from the date of grant and vested in certain blocks based on Mr. Farago achieving certain milestones. Effective as of August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Fargo had vested 83,334 as a result of the Company appointing two new directors to its Board, who were recommended by Mr. Farago. During the year ended August 31, 2011, the Company recognized $479,712 as stock based compensation expense related to Mr. Farago’s 83,334 vested options which Mr. Farago has until August 12, 2012, to exercise.

Stock Option Grants During the Year Ended August 31, 2010

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 16,667 shares of the Company’s common stock at an exercise price of $1.32 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 6,667 shares on December 16, 2009; (b) as to 5,000 shares on December 16, 2010; and (c) as to 5,000 shares on December 16, 2011. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 16,667 stock option was estimated at $1.05 each, for a total of $17,500, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years. During the year ended August 31, 2011 and 2010, the Company recorded stock compensation of $12,469 and $37,734, respectively for the amortization of the fair value of these stock options.

Stock Options Granted to and Forfeited by Meetesh Patel

Mr. Meetesh Patel was appointed a Director of the Company on September 19, 2008, the President and Chief Executive Officer (“CEO”) on October 15, 2008 and the Chief Financial Officer (“CFO”) on January 9, 2009. On August 9, 2010, Mr. Patel resigned from all executive positions held with the Company and as one of its directors.

Pursuant to an Employment Agreement dated June 24, 2009 with Mr. Patel, the Board approved an annual salary of $150,000, a stipend of $1,200 per month, beginning October 15, 2008, the date he was appointed President and Chief Executive Officer and continuing the duration of the term of the Employment Agreement to cover medical insurance premiums until such time as the Company could provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 666,666 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.56 per share, the fair market value of the Company’s common stock on the date of grant. The grant date fair value of the 666,666 stock options was estimated at $1.47 each, for a total of $980,000, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.10%, risk-free interest rate of 3.39%, and expected life of 6.25 years. Pursuant to the stock option agreement, all unvested stock options were forfeited when Mr. Patel ceased to serve as an officer or director of the Company. Therefore, effective upon resignation, all 666,666 unvested stock options were forfeited by Mr. Patel. During the years ended August 31, 2010 and 2009, the Company recorded stock compensation of $344,021 and $121,819, respectively, for the amortization of the fair value of this stock option. Since the stock option was forfeited prior to any of it vesting, the $465,840 previously recognized for stock compensation was reversed on August 9, 2010, the date of forfeiture.

On December 15, 2009, the Board approved, and the Company granted, a stock option to Mr. Patel to purchase up to 83,334 shares of the Company’s common stock at an exercise price of $1.32 per share. The stock option granted to Mr. Patel was fully vested and exercisable upon grant. Pursuant to the stock option agreement, Mr. Patel had 90 days following the date he ceased to be an officer or director of the Company to exercise these stock options. Accordingly, Mr. Patel had until November 7, 2010, to exercise the 83,334 stock options granted to him. On November 1, 2010, Mr. Patel exercised 23,334 of the 83,334 stock options granted to him on December 15, 2009. The remaining 60,000 stock options were forfeited, unexercised, effective November 7, 2010.

On April 6, 2010, the Company entered into an amendment to the Employment Agreement dated June 24, 2009 with Mr. Patel (the “Amended Employment Agreement”), pursuant to which Mr. Patel agreed to continue to serve as the Company’s President and CEO, until March 31, 2011 (the “Employee Employment Commitment”). In consideration of the Employee Employment Commitment, Mr. Patel was granted a stock option to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.74 per share. Subject to the terms, restrictions and earlier termination provisions as set forth in the option agreement dated April 6, 2010, between the Company and Mr. Patel, the option vested as follows:

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

Stock Options Granted to and Forfeited by John A. Conklin

On April 1, 2010, the Company entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of the Company’s technologies, including but not necessarily limited to its SolarWindow™ and MotionPower™ technologies. In consideration of Mr. Conklin’s services, the Company paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter. In additional consideration of Mr. Conklin’s services, the Company granted Mr. Conklin a stock option to purchase up to 83,334 shares of the Company’s common stock at an exercise price of $1.62 per share, the fair market value of the Company’s common stock on the date of grant. The stock option granted Mr. Conklin vests upon the achievement of specific technical, product development, and/or business milestones. The grant date fair value of the 83,334 stock options was estimated at $1.44 each for a total of $119,975, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 139.53%, risk-free interest rate of 2.59%, and expected life of five years. Under the terms of the stock option agreement, the stock option agreement terminates and there will be no further vesting of stock options effective as of the date that Mr. Conklin ceases to provide consulting services to the Company. Upon termination of such service, Mr. Conklin will have a specified period of time to exercise vested stock options, if any.

Upon Mr. Patel’s resignation, the Company appointed Mr. Conklin to serve as the Company’s President, CEO, and CFO, effective August 9, 2010. Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the 83,334 stock options previously granted to him on April 1, 2010, were forfeited. During the year ended August 31, 2010, the Company recorded stock compensation of $13,131 for the amortization of the fair value of the 83,334 stock options. Since the stock option was forfeited prior to any of it vesting, the $13,131 previously recognized for stock compensation was reversed on August 9, 2010, the date of forfeiture, resulting in a net $0 impact to the consolidated financial statements.

Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the Board granted a stock option to purchase up to 666,666 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.65 per share. The stock option expires ten years from the date of grant, on August 9, 2020. Subject to the restrictions and earlier termination provisions set forth in the stock option agreement, the option vests as follows:

1. as to 166,667 shares or such portion thereof as may be determined by the Board at its sole discretion, when one or more of the following items related to the development, production, manufacturing, and sale of any commercially viable product have been successfully executed: (a) completion of final design and/or engineering; (b) the establishment of manufacturing facilities, whether in-house or outsourced; and (c) the initial filing of any product safety approval applications, if required, in order to allow for the commercial sale of products by the Company;

2. as to 166,667 shares upon commencing commercial sales of any of the Company’s products, as reported in the Company's financial statements, whether to retail customers or wholesale customers;

3. 33,333 shares for each calendar year of service in an Executive Position for the next five years (166,667 shares in the aggregate), which shall become exercisable as to 33,333 shares on August 9, 2011 and 33,333 shares on each anniversary thereof through August 9, 2015.

4. as to 166,667 shares when, to the Board’s satisfaction, the Company enters into a favorable business partnership with a third-party commercial organization in the industry segment related to the Company’s product development and sales efforts, under any of the following conditions:

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

The fair market value of the Company’s common stock on the date of grant was $1.62 per share. The grant date fair value of the 666,666 stock options was estimated at $1.50 each, for a total of $1,008,814, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years. During the year ended August 31, 2011 and 2010, the Company recorded stock compensation of $722,909 and $78,607, respectively for the amortization of the fair value of this stock option.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2011:

		Stock Options Outstanding			Stock Options Exercisable

Exercise Prices ($)	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

1.32	50,001	3.3	1.32	35,001	3.3	1.32
1.65	666,667	9.0	1.65	33,334	9.0	1.65
2.50	10,000	9.6	2.50	—	—	—
2.55	33,334	7.0	2.55	13,334	7.0	2.55
3.27	33,334	9.6	3.27	13,334	9.6	3.27
4.98	16,667	6.5	4.98	9,999	6.5	4.98
5.94	50,001	9.4	5.94	20,000	9.4	5.94
6.21	83,334	9.3	6.21	83,334	9.3	6.21
6.51	16,667	9.4	6.51	6,667	9.4	6.51
$1.32 - $6.51	960,005	8.6	2.49	215,003	8.0	4.22

In addition to stock compensation recorded for the stock option grants and forfeitures discussed above, the Company recorded stock compensation of $19,762 and $32,645 during the year ended August 31, 2011 and 2010, respectively for stock options previously granted and vesting over time.

As of August 31, 2011, the Company had $404,176 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 5.0 years. From inception to date, the Company has recognized $1,925,670 of compensation expense related to stock options.

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

For services rendered in the capacity of a Board member, non-employee Board members received $2,500 during our quarter ended November 30, 2010, and $3,750 per quarter starting in our second quarter ending February 28, 2011. New Board member compensation is pro rated in their first quarter. During our fiscal year ended August 31, 2011 and 2010, the Company incurred $64,013 and $30,000, respectively in cash based Board compensation. Additionally, during the year ended August 31, 2011 and 2010, the Company incurred $341,429 and $100,379, respectively in stock based compensation related to stock options granted (See “Note 9. Stock Options” above) for services rendered by non-employee directors of the Company, which is included in professional fees.

March 21, 2011, Todd Pitcher was elected to the Board and receives $3,750 per quarter for his Board related services. On May 19, 2011, the Company entered into an Advisory Engagement Agreement (the "Agreement") with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Todd Pitcher, Director. Pursuant to the Agreement Mr. Pitcher will provide ongoing corporate advisory and support services - until the parties agree otherwise in writing - in exchange for compensation of $3,500 per month plus reimbursement of business related, out-of-pocket expenses. On July 1, 2011 the Agreement was amended to increase the monthly compensation from $3,500 to $10,000 due to the increased level of time required for Mr. Pitcher to execute his duties. On September 30, 2011 the Agreement was further amended to include the addition of a $1,000 per month health insurance reimbursement retroactively applied to include the month of July 2011.

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

On February 1, 2011, the Company entered into a consultancy agreement with Mr. Elliot Maza pursuant to which Mr. Maza was appointed the Company’s Chief Financial Officer. Pursuant to the terms of the consultancy agreement, Mr. Maza is entitled to a monthly fee of $7,500. The consultancy agreement provides that Mr. Maza’s engagement is on a part-time basis and is “at-will” and may be terminated by Mr. Maza or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other. On August 31, 2011, Mr. Maza, resigned as the Company’s CFO.

On December 17, 2010, the Company entered into an employment agreement with Mr. Farago pursuant to which Mr. Farago was appointed the Company’s Chief Operating Officer. Pursuant to the employment agreement, Mr. Farago was entitled to an annual salary of $150,000, to increase to $250,000 if the Company consummates either an equity or debt financing or series of financings with net proceeds of at least $7,000,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as the Company could provide an alternative medical insurance plan. The employment agreement provides that Mr. Farago’s employment by the Company was “at-will employment” and may be terminated by Mr. Farago or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other. Also on December 17, 2010, the Board approved, and the Company granted, Mr. Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The stock option expires ten years from the date of grant and is subject to various vesting terms. See “Note 9. Stock Options” for details of the vesting terms. Effective as of August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Fargo had vested 83,334 options which Mr. Farago has until August 12, 2012 to exercise.

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors (Jatinder Bhogal, Joseph Sierchio, and Alastair Livesey) permitting each to purchase, subject to applicable vesting provisions, 16,667 shares of the Company’s common stock at an exercise price of $1.32 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 6,667 shares on December 16, 2009; (b) as to 5,000 shares on December 16, 2010; and (c) as to 5,000 shares on December 16, 2011. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 16,667 stock option was estimated at $1.05 each, for a total of $17,500, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years. During the year ended August 31, 2011 and 2010, the Company recorded stock compensation of $12,469 and $37,734, respectively for the amortization of the fair value of these stock options.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of our directors, is a principal, has provided counsel to us since the Company's inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the years ended August 31, 2011 and 2010, the law firm of Sierchio & Company, LLP provided $198,142 and $144,038, respectively, of legal services. At August 31, 2011, the Company owed S&C LLP $48,640 which is included in accounts payable.

The Company's corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2009, the Company entered into a one year sublease agreement with MVP Law Group, P.A., of which the Company's former Chief Executive Officer and President is a founder. Mr. Patel sold this practice and has an “Of Counsel” relationship with MVP Law Group. Rent for this office space is $1,100 per month through November 30, 2011. The Company's sublease with MVP Law Group, P.A., will renew effective December 1, 2011, for an additional twelve months at $1,100 per month.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,838,010	$1,270,464
Capitalized research and development	554,707	418,152
Stock based compensation	654,728	127,361
Accrued research and development fees	53,077	53,077
Research and development credit carry forward	120,982	85,179
Total deferred tax assets	3,221,504	1,954,233

Less: valuation allowance	(3,221,504)	(1,954,233)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,267,271 and $723,503 for the year ended August 31, 2011 and 2010, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2011 available to offset future federal taxable income, if any, of $5,405,913, which will fully expire by the fiscal year ended August 31, 2031. Accordingly, there is no current tax expense for the years ended August 31, 2011 and 2010. In addition, the Company has research and development tax credit carry forwards of $120,982 at August 31, 2011, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2011 and 2010.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2011 and 2010:

	2011	2010

Income tax benefit at statutory rate	$1,230,715	$79,266
Non-deductible meals and entertainment	(1,987)	(1,915)
Liquidation of Canadian subsidiary - permanent difference	-	(99,724)
Change in fair value of warrant liability	2,740	720,892
Research and development credit	35,803	47,372
Other	-	(22,388)
Change in valuation allowance	(1,267,271)	(723,503)
	$-	$-

The fiscal years 2008 through 2011 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 12: Subsequent Events

On August, 19, 2011, we formed Nakoda Energy, Inc. (“Nakoda”), a California corporation, as a wholly owned subsidiary. Nakoda began operations in September 2011, as an energy savings and management provider developed to assist customers with reducing their energy costs.  Nakoda identifies and implements specific energy savings options for customers, who then pay for Nakoda’s services from the energy savings that may be realized on their utility bills.  Nakoda’s business plan provides for future cross-promotion and sales opportunities of our SolarWindow™ and MotionPower™ products to its customers. This component of the business plan is predicated on both the growth of Nakoda’s business as well as the continued development and eventual commercialization of SolarWindow™ and MotionPower™ technologies. Nakoda has incurred approximately $133,000 of operating expenses from September 1, 2011 through the date of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of six members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since

John A. Conklin	52	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010 (1)

Alastair Livesey	54	Director	September 19, 2007

Joseph Sierchio	62	Director	July 24, 2008

Jatinder S. Bhogal	44	Director	September 9, 2008

Javier Jimenez	46	Director	January 17, 2011

Todd Pitcher	42	President of Nakoda Energy, Inc., and Director	March 21, 2011(2)

Peter Fusaro	60	Director	March 21, 2011

(1) Mr. Conklin was appointed our President, Chief Executive Officer and Chief Financial Officer following the resignation of Meetesh V. Patel from such positions on August 9, 2010. Mr. Conklin was appointed to the the Board on March 21, 2011

Former Officers and Directors

Meetesh V. Patel, our President, Chief Executive Officer since October 15, 2008, Chief Financial Officer since January 9, 2009 and director since September 19, 2008, resigned on August 9, 2010, from all such positions. James B. Wilkinson, our Chief Operating Officer since February 1, 2010, resigned from such position on February 15, 2010. Scott Taper, our Vice President of Business Development since February 2, 2011 resigned from such position on February 28, 2011. Elliot Maza our Chief Financial Officer since February 1, 2011 resigned from such position on August 31, 2011. Andrew T. Farago our Chief Operating Officer since December 17, 2010, resigned from such position on August 12, 2011.

(2) Todd Pitcher serves as the President of our wholly owned subsidiary, Nakoda Energy, Inc. as of August 19, 2011 and consults in the capacity of Vice President of Finance for New Energy Technologies, Inc. pursuant to an Advisory Engagement Agreement dated May 20, 2011.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

John A. Conklin. Mr. Conklin is founder of Tellurium Associates, LLC, an industrial and environmental process design and operations consulting company, and founder of National Solar Systems, LLC, a New York based renewable energy firm. Mr. Conklin has studied chemical engineering, chemical technology, and numerous industrial, safety and renewable energy programs. With 26 years of industrial process and renewable and alternative energy experience, Mr. Conklin has consulted regarding and overseen the technical and business requirements of over 50 technology, manufacturing and industrial companies, ranging from start-ups to Fortune 500 companies, including industry leaders such as Lockheed Martin and TDI Power, a global manufacturer of power systems. Mr. Conklin serves as the Company’s President and Chief Executive Officer and brings a combination of technical, business and hands-on alternative and renewable energy experience. Mr. Conklin was appointed to the Board to maintain the responsibilities as a communicator, decision maker, leader, and manager. His role in communications involves shareholders, other Directors, employees, media relations and outlets. Mr. Conklin’s Board appointment also extends to his leadership role. As CEO and Director, he advises the board of directors, motivates employees, and drives change within the organization; and manages the Company’s day-to-day operations consistent with Board policies and procedures.

Alastair Livesey. Dr. Livesey earned his B.A. in Science from the University of Cambridge in 1979, followed by an M.A. and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984, respectively. From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field. In April 2010, Dr. Livesey was appointed as the Managing Director of Diverse Energy Ltd, a UK firm developing and assembling fuel cell power plants to replace diesel generators. Dr. Livesey was invited to join the Board due to his experience with scientific research, and product and business development.

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP, our counsel, since May of 2007. Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May 2007. Prior thereto Mr. Sierchio was a partner at Eiseman Levine Learhaupt and Kakoyannis, PC. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is a director of Alliqua, Inc. (formerly, HepaLife Technologies, Inc.) which develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels used for wound care, medical diagnostics, transdermal drug delivery and cosmetics and Janus Resources, Inc. (formerly, Entheos Technologies, Inc.), which is engaged in the acquisition, exploration and development, of resource properties. Mr. Sierchio was invited to join the Board, due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

Jatinder S. Bhogal. Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For over 18 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions. Mr. Bhogal was invited to join the Board due to his experience with public companies in matters related to finance and business development.

Javier Jimenez. Mr. Jimenez holds an M.B.A. from Boston University and a Master of Aeronautical Engineering from Universidad Politecnica of Madrid. Mr. Jimenez is currently a Partner in the New England practice of Tatum, a national executive services firm focused on providing strategic and operational consulting and leadership in finance and technology. Prior to joining Tatum, he was General Manager for Abiomed Europe and acting Chief Financial Officer and Vice President Operations for Abiomed Inc. Previously, he held multiple leadership roles with General Electric leading, among other departments, Financial Planning and Analysis for the $1.5 billion Americas Diagnostic Imaging Division as well as several operational finance roles in Latin America for GE Healthcare. He started his career at General Electric as a member of its corporate audit staff. Mr. Jimenez is a lecturer in Operations Strategy and Project Management at Babson College and Boston University. Mr. Jimenez is a certified Six Sigma Black Belt. Mr. Jimenez was invited to join the Board due to his extensive public company management and administration experience.

Todd Pitcher. Mr. Pitcher earned his B.A. in Philosophy from the University of California, Berkley in 1991 and undertook his graduate studies in Philosophy at the University of California, Santa Barbara and Claremont Graduate School. Mr. Pitcher currently serves as the Managing Partner of Aspire Clean Tech Communications, a clean-tech and alt energy focused capital markets advisory firm which works with companies on a global basis in sectors including solar, wind, biofuels, nanotechnologies, and energy services, the Chairman of Superclick, Inc., a publicly traded company where he has directed its corporate strategy. Additionally, Mr. Pitcher serves as an independent director at GC China Turbine, Corp. Mr. Pitcher was invited to join the Board due to his extensive public company management experience and his in-depth knowledge of the clean technology space.

Peter C. Fusaro. Mr. Fusaro is a best-selling author, keynote speaker and thought leader on emerging energy and environmental financial markets. He is Chairman of Global Change Associates an energy and environmental consultancy in New York since 1991 and is the best-selling author of What Went Wrong at Enron as well as 15 other books on energy and the environmental financial markets. Peter’s latest book was published in 2010 by Oxford University Press on Energy and Environmental Project Finance Law and Taxation: New Investment Techniques. Mr. Fusaro is has been on the forefront of energy and environmental change for over 36 years focusing emissions, energy efficiency, cleantech, carbon trading and renewable energy markets. Mr. Fusaro has worked over 20 years on climate change issues and is currently advising on carbon trading and finance as well as clean energy technology and renewable energy to companies worldwide. Mr. Fusaro was selected for Who’s Who in America for 2007-2012 and Who’s Who in the World for 2009-2011. He coined the term “Green Trading” and holds the annual Wall Street Green Trading Summit X each spring (www.wsgts.com). Peter is advisor to 8 cleantech software and hardware companies in the US and UK. In 2009, Mr. Fusaro launched the Global Change Foundation focused on environmental education and projects (www.global-changefoundation.com) and held its first Green Jobs Summit in March 2010. The foundation also runs the Green Salon where artists perform and environmental experts speak. Mr. Fusaro graduated with an MA in international relations from Tufts University and a BA from Carnegie-Mellon University. He is on the Advisory Board of the ERB Institute for Global Sustainable Enterprise, Ross School of Business, University of Michigan as well as on the Board of Trustees of the UN’s Energy & Water Institute of New York.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

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

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board. Our Corporate Governance Guidelines are available on our website at http://www.newenergytechnologiesinc.com. To access our Corporate Governance Guidelines, click on “Investors,” and then click on “Corporate Governance” located under “Corporate Governance.”

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that each of Messrs. Livesey, Jimenez, and Fusaro are independent from our management and qualify as “independent directors” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have only one executive officer and six directors. Our Board has reviewed the Company’s current Board leadership structure — which consists of a Chief Executive Officer and no Chairman of the Board— in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2011, the Board held a total of seven meetings. All members of the Board attended at least 90% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2011.

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board s of Directors hall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

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

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at New Energy Technologies, Inc., Attention: John A. Conklin, 9192 Red Branch Road, Suite 110, Columbia, MD 21045. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the "COO") and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2011 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2011, 2010 and 2009.

Name and Principal Position	Year Ended August 31,	Salary ($)	Option Awards ($) (6)	All Other Compensation($)(7)	Total ($)
John A. Conklin (1),	2011	$191,661	-	$14,996	$206,657
President, Chief Executive Officer, Chief Financial Officer and Director	2010	$55,875	$1,128,789	$742	$1,185,406

Todd Pitcher (2) President of Nakoda Energy, Inc.	2011	$29,581	$48,850	$2,000	$80,431

Meetesh V. Patel (3),	2011	-	-	-	-
Former President, Chief Executive	2010	$166,767	$154,903	$14,400	$336,070
Officer, Chief Financial Officer, and Former Director	2009	$149,438	$980,000	$13,200	$1,142,638

Elliot Maza (4) Former Chief Financial Officer	2011	$52,500	-	-	$52,500

Andrew Farago (5) Former Chief Operating Officer	2011	$125,000	$479,712	$8,000	$612,712

(1)           On April 1, 2010, we entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies. In consideration of Mr. Conklin’s services, we paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter. Included in the salary amount above for the year ended August 31, 2010, is $45,656 for services rendered by Mr. Conklin pursuant to the consulting agreement from April 1, 2010 through August 8, 2010. In additional consideration of Mr. Conklin’s services, we granted Mr. Conklin a stock option to purchase up to 83,334 shares of our common stock at an exercise price of $1.62 per share, the fair market value of our common stock on the date of grant. The stock option would have vested upon the achievement of specific technical, product development, and/or business milestones. We appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer effective August 9, 2010, and entered into an Employment Agreement with him on such date. Pursuant to the employment agreement, the 83,334 stock options granted to him on April 1, 2010, were forfeited.

Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary of $150,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan. Effective January 1, 2010, Mr. Conklin's annual salary was increased to $175,000 and his medical stipend to $1,334 per month. Mr. Conklin was also awarded a $25,000 bonus during 2011. On August 9, 2010, granted Mr. Conklin a stock option to purchase 666,666 shares of our common stock at an exercise price of $1.65 per share, the fair market value of our common stock on the date of grant. The stock option expires ten years from the date of grant and vests as follows:

a.
as to 166,667 shares or such portion thereof as may be determined by the Board at its sole discretion, when one or more of the following items related the development, production, manufacturing, and sale of any commercially viable product have been successfully executed:

(i) completion of final design and/or engineering;
(ii) the establishment of manufacturing facilities, whether in-house or outsourced; and
(iii) the initial filing of any product safety approval applications, if required, in order to allow for the commercial sale of products by us;

b.	as to 166,667 shares upon commencing commercial sales of any of our products, as reported in our financial statements, whether to retail customers or wholesale customers;

c.
33,333 shares for each calendar year of service in an Executive Position for the next five years (166,667 shares in the aggregate), which shall become exercisable on each anniversary beginning August 9, 2011

d.
as to 166,667 shares when, to the Board’s satisfaction, we enter into a favorable business partnership with a third-party commercial organization in the industry segment related to our product development and sales efforts, under any of the following conditions:

(i) a product development relationship whereby the third-party partner makes a significant financial investment, as determined at the Board’s discretion, directed towards the development of our products; or
(ii) a product development relationship whereby the third-party partner invests significant research and development resources, as determined at the Board’s discretion, directed towards the development of our products; or
(iii) a strategic partnership with the third-party partner where, as determined at the Board’s discretion, such a partnership provides significant business advantages to us which it would otherwise not have, whether related to product development, commercial sales, industry position, or business reputation.

The fair market value of our common stock on the date of grant was $1.62 per share. The grant date fair value of the 666,666 stock options was estimated at $1.50 each, for a total of $1,008,814, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years.

(2)           Todd Pitcher serves as the President of our wholly owned subsidiary, Nakoda Energy, Inc. as of August 19, 2011 and consults in the capacity of Vice President of Finance for New Energy Technologies, Inc. pursuant to an Advisory Engagement Agreement dated May 19, 2011. Mr. Pitcher was elected to the Board on March 21, 2011. On May 19, 2011, the Company entered into an Advisory Engagement Agreement (the "Agreement") with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Mr. Pitcher. Pursuant to the Agreement and related amendments on July 1, 2011 and September 30, 2011, Mr. Pitcher will provide ongoing corporate advisory and support services in exchange for compensation of $10,000 per month and a $1,000 per month stipend to cover medical insurance premiums. On March 21, 2011, the Board granted Mr. Pitcher a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, The grant date fair value of the stock options was $48,850, estimated using the Black-Scholes model. (See  financial statement "Note 9. Stock Options; Stock Option Grants During the Year Ended August 31, 2011" for specific terms of this option grant).

(3)           Mr. Patel served as our Chief Executive Officer, President and Chief Financial Officer and a director until August 9, 2010.

Pursuant to an employment agreement dated June 24, 2009, and prior to such date as well, Mr. Patel received an annual salary of $150,000 and a stipend of $1,200 per month to cover medical insurance premiums, subject to normal prorations. We also granted Mr. Patel a stock option to purchase 666,667 shares of our common stock at an exercise price of $1.56 per share, the fair market value of our common stock on the date of grant. All 666,666 stock options were unvested and forfeited by Mr. Patel upon his resignation.

We also granted a stock option to Mr. Patel on December 15, 2009 to purchase 83,334 shares of our common stock at an exercise price of $1.32 per share, the fair market value of our common stock on the date of grant. The stock option was fully vested and exercisable upon grant. Pursuant to the stock option agreement, Mr. Patel had 90 days following the date he ceased to serve as one of our officers or directors to exercise these stock options. On November 1, 2010, Mr. Patel exercised 23,334 of the 83,334 stock options. The remaining 60,000 stock options were forfeited effective November 7, 2010.

On April 6, 2010, we entered into an amendment to Mr. Patel’s employment agreement, pursuant to which Mr. Patel agreed to continue to serve until March 31, 2011. Mr. Patel was granted a stock option to purchase 50,000 shares of our common stock at an exercise price of $1.74 per share, the fair market value of our common stock on the date of grant. The option was scheduled to vest as follows: (a) 12,500 shares on June 30, 2010; (b) 12,500 shares on September 30, 2010; (c) 12,500 shares on December 31, 2010; and (d) 12,500 shares on March 31, 2011. As of the date that Mr. Patel tendered his resignation, 12,500 of the 50,000 stock options had vested. Pursuant to the stock option agreement, the vesting of all shares was accelerated when we mutually terminated the amended employment agreement. On November 1, 2010, Mr. Patel exercised all 50,000 of these stock options via a cashless exercise we issued him 26,984 shares of our common stock.

(4)           Mr. Maza served as our Chief Financial Officer from February 1, 2011 through August 31, 2011.

On February 1, 2011, contemporaneous with the resignation of Mr. John Conklin as the Company’s Chief Financial Officer, the Company entered into an at-will consultancy agreement (the “Consultancy Agreement”), with Mr. Maza pursuant to which Mr. Maza was appointed the Company’s Chief Financial Officer. Pursuant to the terms of the Consultancy Agreement, Mr. Maza was to be paid a monthly fee of $7,500; and reimbursed for reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties. The Consultancy Agreement provided that Mr. Maza’s engagement by the Company was on a part-time basis and was “at-will” and may be terminated by Mr. Maza or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other.

In accordance with the Consultancy Agreement, Mr. Maza has not been granted any stock options under the Company’s 2006 Incentive Stock Option Plan (the “Plan”), but he remains eligible to receive shares pursuant to the Plan on such terms and conditions, and at such times and to such extent, as the Company’s Board may determine.

(5)           Andrew Farago served as our Chief Operating Officer from December 17, 2010 through August 12, 2011.

Pursuant to Mr. Farago's employment agreement he received compensation of $150,000 per year plus a $1,000 monthly medical insurance stipend. See our Form 8-K filed December 23, 2010, exhibit 10.1 for a copy of Mr. Farago's employment agreement. Additionally, the Company granted, Mr. Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, The grant date fair value of the stock option granted to Mr. Farago was $2,878,274 estimated using a Black-Scholes model.  However, due to his resignation only $479,712 of the stock options vested, which is represented by 83,334 shares that are exerciseable by Mr. Farago until August 12, 2012. Pursuant to his resignation, Mr. Farago received a severance payment of $25,000 included in Salary above.

(6)           This column reflects the grant date fair value of option awards as determined in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in calculating the fair value of stock options, see “Note 9. Stock Options” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(7)           Represents amounts paid for medical insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Conklin (1)	33,333	633,333	1.65	8/9/20

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

On August 9, 2010, we entered into an Employment Agreement with Mr. John A. Conklin pursuant to which the Board approved an annual salary of $150,000, a stipend of $1,000 per month during the term of Mr. Conklin’s Employment Agreement to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 666,666 shares of our common stock, subject to certain vesting requirements, at an exercise price of $1.65 per share. On January 1, 2011, Mr. Conklin’s annual salary was increased to $175,000 and his stipend was increased to $1,334 per month. Pursuant to the terms of the Employment Agreement between us and Mr. Conklin, in the event that Mr. Conklin’s employment is terminated by us, he will be entitled to a severance payment (the “Severance Payment”) equal to one month salary for every four months that he has been employed by us, up to a maximum of four months’ salary. Pursuant to the terms of the stock option agreement between us and Mr. Conklin, if the Employment Agreement is terminated, as of the date of the termination of the Employment Agreement (the “Termination Date”), no further installments of the stock option shall vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the Termination Date. Mr. Conklin has the right, at any time within 120 days of the Termination Date (the “Termination Exercise Period”) to exercise the vested options. Any unexercised vested options will terminate following the expiration of the Termination Exercise Period.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees. Our Board determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of New Energy Technology, Inc.’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $3,750 per quarter for their services as directors. We also reimburse directors for any actual expenses incurred to attend meetings of the Board. Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal year ended August 31, 2011 and 2010:

	Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Year Ended August 31, 2010
Alastair Livesey (2)	10,000	17,500	27,500
Jatinder Bhogal (2)	10,000	17,500	27,500
Joseph Sierchio (2)	10,000	17,500	27,500
Total 2010 director compensation	30,000	52,500	82,500

Year Ended August 31, 2011
Alastair Livesey (3)	13,750	89,228	102,978
Jatinder Bhogal (3)	13,750	89,228	102,978
Joseph Sierchio (3)	13,750	89,228	102,978
Javier Jimenez (4)	13,125	97,250	110,375
Peter Fusaro (5)	6,694	48,850	55,544
Todd Pitcher (5)	6,694	48,850	55,544
Total 2011 director compensation	67,763	462,634	530,397

 (1)           This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see “Note. 9 Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

(2)           On December 15, 2009, the Board approved, and we granted, a stock option to each of our three non-employee directors to purchase 16,667 shares of our common stock at an exercise price of $1.32 per share, the fair market value of our common stock on the date of grant. Each stock option expires five years from the date of grant and vests as follows: (a) as to 6,667 shares on December 16, 2009; (b) as to 5,000 shares on December 16, 2010; and (c) as to 5,000 shares on December 16, 2011. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

(3)           On December 23, 2010, the board approved, and we granted, a stock option to each of our non-employee directors to purchase 16,667 shares of our common stock at an exercise price of $5.94 per share, the fair market value of our common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

(4)           On January 17, 2011, the Board appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of our common stock at an exercise price of $6.51 per share, the fair market value of our common stock on the date the applicable stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option expires ten years from the date of grant, on January 19, 2011 and vest as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between us and Mr. Jimenez. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Jimenez ceases to be one of our directors. Upon termination of such service, Mr. Jimenez will have a specified period of time to exercise vested stock options, if any.

(5)           On March 21, 2011, the Board appointed Messrs. Peter Fusaro and Todd Pitcher as directors and granted each of them a stock option to purchase 16,667 shares of our common stock at an exercise price of $3.27 per share, the fair market value of our common stock on the date the stock options were granted. The stock options expire ten years from the date of grant, on March 21, 2011 and vest as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between us and each of Messrs. Fusaro and Pitcher. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Messrs. Fusaro and Pitcher cease to be one of our directors. Upon termination of such service, Messrs. Fusaro and Pitcher will each have a specified period of time to exercise vested stock options, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 29, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class Owned Before Offering (1)
Kalen Capital Corporation (2) c/o Harmel S. Rayat 216 – 1628 West 1st Avenue Vancouver, BC V6J 1G1	8,266,536 (2)	40.1%
John A. Conklin 9192 Red Branch Road, Suite 110 Columbia, MD 21045	0	*
Andrew T. Farago 9192 Red Branch Road, Suite 110 Columbia, MD 21045	83,334(3)	*
Jatinder Bhogal 9192 Red Branch Road, Suite 110 Columbia, MD 21045	28,334(4)	*
Alastair Livesey 9192 Red Branch Road, Suite 110 Columbia, MD 21045	33,334(5)	*
Joseph Sierchio 430 Park Avenue, Suite 702 New York, NY 10022	41,668(6)	*
Javier Jimenez 9192 Red Branch Road, Suite 110 Columbia, MD 21045	6,667(7)	*
Peter Fusaro 9192 Red Branch Road, Suite 110 Columbia, MD 21045	6,667(8)	*
Todd Pitcher 9192 Red Branch Road, Suite 110 Columbia, MD 21045	6,667(8)	*
All Directors and Officers as a Group (9 persons)	8,473,207(9)	*
* less than 1%

(1)           Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 20,638,360 shares of Common Stock issued and outstanding on a fully diluted basis as of November 29, 2011. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)      Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of October 25, 2011 and based upon the review of the Company's transfer records as of said date.

(3)           On March 21, 2011, at a meeting of the Board, the Company’s Board resolved that, pursuant to his employment agreement, 83,334 of Mr. Farago’s options vested. Effective August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Fargo had vested 83,334 options which Mr. Farago has until August 12, 2012 to exercise.

(4)           Represents stock options to purchase 28,334 shares of our common stock which have fully vested.

(5)           Represents stock options to purchase 33,334 shares of our common stock which have fully vested.

(6)           Includes stock options to purchase 33,334 shares of our common stock which have fully vested.

(7)           Represents stock options to purchase 6,667 shares of our common stock which have fully vested.

(8)           Represents stock options to purchase 6,667 shares of our common stock which have fully vested.

(9)           Assumes exercise of all warrants and options exercisable within 60 days of November 29, 2011 that are owned by all officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving New Energy Technologies, Inc. or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. New Energy Technologies, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•
any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•	compensation to executive officers determined by the Board;

•	compensation to directors determined by the Board;

•	transactions in which all security holders receive proportional benefits; and

•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the years ended August 31, 2011 and 2010:

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of our directors, is a principal, has provided counsel to us since the Company’s inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the years ended August 31, 2011 and 2010, the law firm of Sierchio & Company, LLP provided $198,142 and $144,038, respectively, of legal services. At August 31, 2011, the Company owed S&C LLP $48,640 which is included in accounts payable.

For related party transactions that do not exceed $120,000 please see “Note 10. Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2011. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2011 and 2010:

	Year Ended
	August 31,
	2011	2010
Audit fees	$29,417	$25,081
Audit-related fees	16,634	11,513
Tax fees	7,531	5,901
Total fees	$53,582	$42,495

Audit Fees

Audit fees for the years ended August 31, 2011 and 2010, totaled $29,417 and $25,081 and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2011 and 2010.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2011 and 2010, totaled $16,634 and $11,513 and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2011 and 2010, totaled $7,531 and $5,901 and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2011 and 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of August 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended August 31, 2011 and 2010, and the cumulative period from Inception (May 5, 1998) to August 31, 2011
•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2011
•	Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010, and the cumulative period from Inception (May 5, 1998) to August 31, 2011
•	Notes to Consolidated Financial Statements

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

New Energy Technologies, Inc.
(Registrant)

November 29, 2011	By /s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin John A. Conklin	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	November 29, 2011

/s/ Jatinder Bhogal	Director	November 29, 2011
Jatinder Bhogal

/s/ Alastair Livesey	Director	November 29, 2011
Alastair Livesey

/s/ Joseph Sierchio	Director	November 29, 2011
Joseph Sierchio

/s/ Javier Jimenez	Director	November 29, 2011
Javier Jimenez

/s/ Todd Pitcher	Director	November 29, 2011
Todd Pitcher

/s/ Peter Fusaro	Director	November 29, 2011
Peter Fusaro

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

3.2
Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

3.3
Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on March 21, 2011)

3.4
Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

4.1	Securities Purchase Agreement dated February 8, 2008 ((Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.1	Employment Termination Agreement with Mr. Cucinelli (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.2
Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Mr. Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.3
Amendment to the Employment Agreement dated April 6, 2010, between New Energy Technologies, Inc. and Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.4
Stock Option Agreement Dated April 6, 2010, between New Energy Technologies, Inc. and Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.5
Employment Agreement dated February 1, 2010, between New Energy Technologies, Inc. and James B. Wilkinson (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.6
Resignation and Mutual Determination to terminate employment between New Energy Technologies, Inc. and James B. Wilkinson, dated February 15, 2010 (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.7
Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.8
Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.9
Employment Agreement dated August 9, 2010, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010)

10.10
Stock Option Agreement Dated August 9, 2010, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010)

10.11
Employment Agreement dated December 17, 2010, between New Energy Technologies, Inc. and Andrew Farago (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010)

10.12
Stock Option Agreement dated December 17, 2010, between New Energy Technologies, Inc. and Andrew Farago (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010)

10.13
Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Jatinder Bhogal (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.14
Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Alistair Livesey (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.15
Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Joseph Sierchio (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.16
Stock Option Agreement dated January 19, 2011, between New Energy Technologies, Inc. and Javier Jimenez (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.17
Consultancy Agreement dated February 1, 2011, between New Energy Technologies, Inc. and Elliot Maza (Incorporated by reference to the Form 8-K dated February 1, 2011, filed by New Energy Technologies, Inc. on February 4, 2011)

10.18
Employment Agreement dated February 2, 2011, between New Energy Technologies, Inc. and Scott Taper (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on February 8, 2011)

10.19
Redacted USF Sponsored Research Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.20
Redacted USF Option Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.21
Redacted Veryst Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010, and Form 8-K filed on February 8, 2011)

10.22
Redacted Sigma Design Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010, and Form 8-K filed on February 8, 2011)

10.23
Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010, by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on June 28, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.24
Redacted Addendum 1 dated November 30, 2010, to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.25
Redacted Stevenson-Wydler Cooperative Research and Development Agreement dated March 18, 2011 by and between New Energy Technologies, Inc. and the Alliance for Sustainable Energy, LLC, operator of The National Renewable Energy Laboratory under its U.S. Department of Energy Contract No. DE-AC36-08GO28308 (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. filed on April 7, 2011. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.26
Redacted letter agreement dated June 16, 2011 by and between the University of South Florida and New Energy Technologies, Inc. (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. filed on July 20, 2011. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.27	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed by New Energy Technologies, Inc. on March 15, 2011)

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