Form 10-Q
period 2011-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2012-01-17
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,638,360 shares of common stock, par value $0.001, were outstanding on January 11, 2012.

NEW ENERGY TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period November 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2011 AND AUGUST 31, 2011

	November 30,	August 31,
	2011	2011

ASSETS

Current assets
Cash and cash equivalents	$1,700,110	$2,320,185
Deferred research and development costs	132,426	156,279
Deferred offering costs	20,000	20,000
Prepaid expenses and other current assets	19,252	49,382
Total current assets	1,871,788	2,545,846

Equipment, net of accumulated depreciation of $1,341 and $463 at November 30, 2011 and August 31, 2011	20,348	927

Total assets	$1,892,136	$2,546,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$172,290	$119,868
Accrued liabilities	4,369	161,009
Total current liabilities	176,659	280,877

Total liabilities	176,659	280,877

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at November 30, 2011 or August 31, 2011	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 shares issued and outstanding at November 30, 2011 and August 31, 2011	20,638	20,638
Additional paid-in capital	12,667,616	12,593,184
Deficit accumulated during the development stage	(10,972,777)	(10,347,926)
Total stockholders' equity	1,715,477	2,265,896

Total liabilities and stockholders' equity	$1,892,136	$2,546,773

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2011

			Cumulative
	Three Months Ended		May 5, 1998
	November 30,		(Inception) to
	2011	2010	November 30, 2011

Revenue	$-	$-	$-

Operating expense
Selling, general and administrative	650,736	449,740	10,388,642
Research and development	130,192	57,122	2,047,888
Total operating expense	780,928	506,862	12,436,530

Loss from operations	(780,928)	(506,862)	(12,436,530)

Other income (expense)
Interest income	-	-	98,582
Interest expense	-	(251)	(12,393)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange loss	(32)	(497)	(86,405)
Change in fair value of warrant liability	-	(689,346)	2,128,331
Change in contingent liability	156,109	-	186,109
Total other income (expense)	156,077	(690,094)	2,368,621

Loss from continuing operations	(624,851)	(1,196,956)	(10,067,909)

Loss from discontinued operations	-	-	(162,097)

Net loss	$(624,851)	$(1,196,956)	$(10,230,006)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	20,638,360	19,692,018

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2011

					Deficit
				Accumulated	Accumulated
				Other	During the
	Common Stock		Additional	Comprehensive	Development	Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Income (Loss)	Equity (Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000
Net loss for the year ended August 31, 1998					(12,326)	(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	(12,326)	140,674

Net loss for the year ended August 31, 1999					(77,946)	(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	(77,946)	62,728

Net loss for the year ended August 31, 2000					(12,446)	(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	(12,446)	50,282

Net loss for year ended August 31, 2001					(12,904)	(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	(12,904)	37,378

Net loss for the year ended August 31, 2002					(54,935)	(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	(54,935)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	-	-	103,332
Net loss for the year ended August 31, 2003					(97,662)	(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	(97,662)	(11,887)

Net loss for the year ended August 31, 2004					(19,787)	(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	(19,787)	(31,674)

Net loss for the year ended August 31, 2005					(103,142)	(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	(103,142)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Net loss for the year ended August 31, 2006					(157,982)	(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	(157,982)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	-	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	-	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	-	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	-	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	-	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)
Comprehensive income (loss)
Foreign currency translation adjustments				(1,811)	-	(1,811)	(1,811)
Net loss for the year ended August 31, 2007					(1,442,769)	(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)	(1,444,580)	1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	-	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	-	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	-	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	-	-	218,750
Stock based compensation	-	-	3,600,303	-	-	-	3,600,303
Comprehensive income (loss)
Foreign currency translation adjustments				12,504	-	12,504	12,504
Net loss for the year ended August 31, 2008					(5,721,545)	(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	10,693	(8,113,444)	(5,709,041)	2,941,589

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	-	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	-	-	1,032,500
Stock based compensation	-	-	183,312	-	-	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)
Comprehensive income
Foreign currency translation adjustments				(10,693)	-	(10,693)	(10,693)
Net loss for the year ended August 31, 2009					1,961,175	1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526	-	(6,152,269)	1,950,482	2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	-	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)
Net loss for the year ended August 31, 2010					(233,136)	(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	-	(6,728,176)	(233,136)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	-	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	-	-	30,800
Stock based compensation	-	-	2,855,630	-	-	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	-	-	(1,304,551)
Net loss for the year ended August 31, 2011					(3,619,750)	(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	$20,638	$12,593,184	$-	$(10,347,926)	(3,619,750)	$2,265,896

Stock based compensation	-	-	82,675	-	-	-	82,675
Reversal of stock based compensation due to forfeiture of stock options	-	-	(8,243)	-	-	-	(8,243)
Net loss for the three months ended November 30, 2011					(624,851)	(624,851)	(624,851)
Balance, November 30, 2011	20,638,360	$20,638	$12,667,616	$-	$(10,972,777)	$(624,851)	$1,715,477

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2011

			Cumulative
	Three Months Ended		May 5, 1998
	November 30,		(Inception) to
	2011	2010	November 30, 2011
Cash flows from operating activities
Loss from continuing operations	(624,851)	$(1,196,956)	$(10,067,909)
Add: loss from discontinued operations	-	-	(162,097)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	878	116	5,823
Stock based compensation expense	82,675	247,153	7,382,960
Reversal of stock based compensation expense due to forfeiture of stock options	(8,243)	-	(5,382,858)
Change in fair value of warrant liability	-	689,346	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	23,853	(42,074)	(132,426)
Decrease (increase) in prepaid expenses and other current assets	30,130	1,262	(39,252)
Increase (decrease) in accounts payable	52,422	(27,911)	202,290
Increase (decrease) in accrued liabilities	(156,640)	23,201	4,369

Net cash used in operating activities	(599,776)	(305,863)	(10,235,792)

Cash flows from investing activity
Purchase of fixed assets	(20,299)	(1,390)	(31,478)
Net cash used in investing activity	(20,299)	(1,390)	(31,478)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	2,474,730	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	2,474,730	11,967,380

Increase (decrease) in cash and cash equivalents	(620,075)	2,167,477	1,700,110

Cash and cash equivalents at beginning of period	2,320,185	502,528	-

Cash and cash equivalents at end of period	$1,700,110	$2,670,005	$1,700,110

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$251	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 1 - Organization and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of November 30, 2011, and for the three months ended November 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2011, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

New Energy Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), New Energy Solar Corporation (“New Energy Solar”) and Nakoda Energy, Inc. (“Nakoda”).

Sungen was incorporated on July 11, 2006, in the State of Nevada and is currently inactive.

KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC.

New Energy Solar was incorporated on February 9, 2009, in the State of Florida and has entered into a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc.

On March 16, 2011, pursuant to a February 7, 2011, written consent signed by the shareholders owning a majority of the Company’s issued and outstanding shares and a February 24, 2011, unanimous written consent of the Company’s Board of Directors (the “Board”) (collectively the “Consents”), the Company underwent a one-for-three reverse stock split whereby holders of three shares of the Company’s common stock as of March 15, 2011, received one share of its common stock after the reverse stock split, with all fractional shares being rounded up to the nearest whole share.

All share and per share amounts have been retrospectively restated to reflect the one-for-three reverse stock split effected March 16, 2011 and declared effective by the Financial Industry Regulatory Authority (“FINRA”) as of March 21, 2011.

On March 16, 2011, pursuant to the Consents, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

On August 19, 2011, the Company established Nakoda, a California corporation and wholly-owned subsidiary of the Company, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. During December 2011, management initiated a review of the costs associated with start-up operations, financing, and allocation of resources, and suspended all operations associated with Nakoda pending further review.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of 43 patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and commercial deployment.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 1 - Organization and Summary of Significant Accounting Policies (Continued)

Organization (Continued)

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

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

Going Concern

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $10,972,777 as of November 30, 2011, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of November 30, 2011, the Company had cash and cash equivalents of $1,700,110. The Company will remain engaged in research and product development activities at least through November 30, 2012. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through August 31, 2012. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

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

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 1 - Organization and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, Sungen, KEC, New Energy Solar and Nakoda. All significant intercompany balances and transactions have been eliminated.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

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

During the three months ended November 30, 2011 and 2010, the Company incurred $130,192 and $57,122 on research and development activities. From inception (May 5, 1998) to November 30, 2011, the Company incurred $2,047,888 on research and development activities.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 1 - Organization and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 5 - Capital Stock” and “Note 6 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Net Income (Loss) Per Share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note 2 - Net Loss Per Share” for further discussion.

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

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 2 - Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of stock options on net loss per share for the past two fiscal years because to do so would be antidilutive. The Company has excluded from the computation of diluted net loss per share stock options to acquire 950,005 and 766,667 shares of common stock as of November 30, 2011 and 2010, respectively.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2011 and 2010:

	Three Months Ended
	November 30,
	2011	2010
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(624,851)	$(1,196,956)

Denominator:
Weighted average number of common shares outstanding	20,638,360	19,692,018

Basic and diluted EPS	$(0.03)	$(0.06)

NOTE 3 - SolarWindow™ Technology

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

Pursuant to the CRADA, during the three months ended November 30, 2011 and 2010, the Company recorded $33,668 and $0, respectively, as research and development expense. From inception (May 5, 1998) to November 30, 2011, the Company recorded $159,576 as research and development expense.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 3 - SolarWindow™ Technology (Continued)

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through New Energy Solar the Company is a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for the Company’s support of a project relating to the development of the SolarWindow™ technology and grant it an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ technology. Pursuant to SEC Rule 24b-2, the Company has submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

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

During the three months ended November 30, 2011 and 2010, the Company recorded $17,853 and $20,167, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to November 30, 2011, the Company recorded $308,723 as research and development expense pursuant to these agreements.

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through Sungen the Company was a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign (“UIUC”) that provided for the Company’s support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, the Company had advanced a total of $266,709 to UIUC pursuant to the terms of the agreement. Pursuant to the terms of the agreement, the Company was to advance an additional $156,109 to UIUC, which is included in other accrued liabilities at August 31, 2011. The Company had not made the advance as the advance was contingent on the determination as to whether funds previously paid to UIUC under the terms of the agreement had been fully expended. The Company was of the opinion that to the extent these funds were not expended, they are refundable to the Company.

During the three months ended November 30, 2011, The Company evaluated the status of the aforementioned agreement and related contingent liability to UIUC. The Company determined that the $156,109 liability is no longer valid and has been eliminated to other income.

The Company has not recorded any research and development expense pursuant to this agreement since its fiscal year ending August 31, 2008. During the period from inception (May 5, 1998) to August 31, 2011, the Company recorded $422,818 as research and development expense pursuant to this agreement and a $156,109 credit to other income during the three months ended November 30, 2011.

NOTE 4 - MotionPower™ Technology

Veryst Agreement

Through KEC the Company is a party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010 (collectively, the “Veryst Agreements”), all relating to the development of the Company’s MotionPowerTM technologies. Pursuant to SEC Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008, agreement have not been disclosed.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 4 - MotionPower™ Technology (Continued)

Veryst Agreement (Continued)

During the three months ended November 30, 2011 and 2010, the Company recorded $2,564 and $10,533, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to November 30, 2011, the Company recorded $560,880 as research and development expense pursuant to these agreements.

Veryst Engineering LLC has successfully completed its contracted services associated with the Veryst Agreements.

Sigma Design Agreement

Through KEC the Company continues to be a party to certain consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services primarily relating to the development of the Company’s MotionPower™ technology.

During the three months ended November 30, 2011 and 2010, the Company recorded $74,137 and $26,422, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to November 30, 2011, the Company recorded $487,831, respectively, as research and development expense pursuant to these agreements. The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the Company’s MotionPower™ technology.

NOTE 5 - Capital Stock

Preferred Stock

At November 30, 2011, there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

On September 1, 2009, the Company adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company determined that its Class F Callable Warrants contained a dilutive issuance provision. As a result, the Company reclassified 1,062,833 of its Class F Callable Warrants to long-term warrant liability. The Company’s Class F Callable Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter. During the three months ended November 30, 2010, the warrants were adjusted to their fair value resulting in a $689,346 loss recorded as Other Expense. During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired resulting in the adjustment to their fair value to $0.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 6 - Stock Options

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

A summary of the Company’s stock option activity for the three months ended November 30, 2011 and the year ended August 31, 2011, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49
Forfeitures	(10,000)	3.27
Outstanding at November 30, 2011	950,005	2.48	8.38 years	7,000

Exercisable at November 30, 2011	223,668	4.16	7.76 years	4,900

Available for grant at November 30, 2011	3,976,661

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of fiscal 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2011. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 6 - Stock Options (Continued)

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2011 and 2010, and from May 5, 1998 (inception) to November 30, 2011:

			Cumulative
	Three Months Ended		May 5, 1998
	November 30,		(Inception) to
	2,011	2,010	November 30, 2011
Stock Compensation Expense:
Selling general and administrative expense	$74,432	$247,153	$2,000,102

As of November 30, 2011, the Company had $291,188 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.75 years.

Stock Option Activity During the Three Months Ended November 30, 2011

On December 8, 2011, Mr. Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011, resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. Mr. Pitcher has until December 8, 2013, to exercise his 6,667 vested stock options.

Stock Option Activity During the Year Ended August 31, 2011

On April 5, 2011, the Company granted a stock option to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $2.50 per share, the fair market value of the Company’s common stock on the date of grant, to an employee as partial compensation for services. The stock options expire ten years from the date of grant, on April 5, 2021 and vests as follows: (a) 2,000 shares on December 1, 2011, and (b) 2,000 shares on each of April 1 of 2012, 2013, 2014, and 2015. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $23,536, estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 133.0%, risk-free rate of 2.9%, and a term of 7.67 years. During the three months ended November 30, 2011, the Company recognized $4,217 of expense related to this issuance.

On March 21, 2011, the Board appointed Mr. Todd Pitcher and Mr. Peter Fusaro as directors and granted them each a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on March 21, 2021 and vests as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each of Mr. Pitcher and Mr. Fusaro. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that either Mr. Pitcher or Mr. Fusaro ceases to be one of the Company’s directors. Upon termination of such service, Mr. Pitcher or Mr. Fusaro will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to Mr. Pitcher and Mr. Fusaro was $48,850, estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 133.3%, risk-free rate of 2.0%, and a term of 5.75 years. On December 8, 2011, Mr. Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011 resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. During the three months ended November 30, 2011, the Company recognized $5,496 of expense related to Mr. Fusaro's option grant and $8,243 of other income related to Mr. Pitchers unvested options described above.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 6 - Stock Options (Continued)

On January 17, 2011, the Board appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $6.51 per share, the fair market value of the Company’s common stock on the date the stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option expires ten years from the date of grant, on January 19, 2021 and vests as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and Mr. Jimenez. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Jimenez ceases to be one of the Company’s directors. Upon termination of such service, Mr. Jimenez will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted to Mr. Jimenez was $97,250 estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 133.4%, risk-free rate of 2.0%, and a term of 5.75 years. During the three months ended November 30, 2011, the Company recognized $10,941 of expense related to this issuance.

On December 23, 2010, the Board approved, and the Company granted, a stock option to each of the Company’s three non-employee directors to purchase 16,667 shares of its common stock at an exercise price of $5.94 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s three non-employee directors was $89,228 ($267,683 total) estimated using a Black-Scholes model containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.8%, and a term of 5.75 years. During the three months ended November 30, 2011, the Company recognized $30,114 of expense related to these issuances.

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

Stock Option Grants During the Year Ended August 31, 2010

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 16,667 shares of the Company’s common stock at an exercise price of $1.32 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 6,667 shares on December 16, 2009; (b) as to 5,000 shares on December 16, 2010; and (c) as to 5,000 shares on December 16, 2011. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 16,667 stock option was estimated at $1.05 each, for a total of $17,500, using the Black-Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years. During the three months ended November 30, 2011 and 2010, the Company recorded stock compensation of $1,969 and $5,906, respectively for the amortization of the fair value of these stock options.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 6 - Stock Options (Continued)

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

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 6 - Stock Options (Continued)

Stock Options Granted to and Forfeited by John A. Conklin (Continued)

The fair market value of the Company’s common stock on the date of grant was $1.62 per share. The grant date fair value of the 666,666 stock options was estimated at $1.50 each, for a total of $1,008,814, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years. During the three months ended November 30, 2011 and 2010, the Company recorded stock compensation of $26,823 and $235,822, respectively for the amortization of the fair value of this stock option.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted Average	Weighted
Range of	Number of	Average	Average	Number	Remaining	Average
Exercise	Options	Contractural	Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Live (Years)	Price

$1.32	50,001	3.04	$1.32	35,001	3.04	$1.32
$1.65	666,667	8.70	$1.65	33,334	8.70	$1.65
$2.50	10,000	9.35	$2.50	2,000	9.35	$2.50
$2.55	33,334	6.78	$2.55	19,998	6.78	$2.55
$3.27	23,334	9.31	$3.27	13,334	9.31	$3.27
$4.98	16,667	6.28	$4.98	9,999	6.28	$4.98
$5.94	50,001	9.14	$5.94	20,001	9.14	$5.94
$6.21	83,334	9.05	$6.21	83,334	9.05	$6.21
$6.51	16,667	9.15	$6.51	6,667	9.15	$6.51

Total	950,005	8.38	$2.48	223,668	7.76	$4.16

In addition to stock compensation recorded for the stock option grants and forfeitures discussed above, the Company recorded stock compensation of $3,115 and $5,425 during the three months ended November 30, 2011 and 2010, respectively for stock options previously granted and vesting over time.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 7 - Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $2,500 during our quarter ended November 30, 2010, and $3,750 per quarter starting in our second quarter ending February 28, 2011. New Board member compensation is pro rated in their first quarter. During the three months ended November 30, 2011 and 2010, the Company incurred $29,100 and $7,500, respectively in cash based Board compensation. Additionally, during the three months ended November 30, 2011 and 2010, the Company incurred $43,392 and $11,331, respectively in stock based compensation related to stock options granted (See “Note 6 - Stock Options” above) for services rendered by non-employee directors of the Company, which is included in professional fees.

March 21, 2011, Todd Pitcher was elected to the Board and received $3,750 per quarter for his Board related services. On May 19, 2011, the Company entered into an Advisory Engagement Agreement (the “Agreement”) with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Todd Pitcher, Director. Pursuant to the Agreement Mr. Pitcher will provide ongoing corporate advisory and support services - until the parties agree otherwise in writing - in exchange for compensation of $3,500 per month plus reimbursement of business related, out-of-pocket expenses. On July 1, 2011, the Agreement was amended to increase the monthly compensation from $3,500 to $10,000 due to the increased level of time required for Mr. Pitcher to execute his duties. On September 30, 2011 the Agreement was further amended to include the addition of a $1,000 per month health insurance reimbursement retroactively applied to include the month of July 2011.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

NOTE 7 - Related Party Transactions (Continued)

On December 8, 2011, Mr. Pitcher resigned from the Board and ceased performing services for the Company. The Company paid Mr. Pitcher $30,000 upon receipt of an executed Mutual Termination and Release.

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

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of our directors, is a principal, has provided counsel to us since the Company's inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the three months ended November 30, 2011 and 2010, the law firm of Sierchio & Company, LLP provided $62,175 and $21,638, respectively, of legal services. At November 30, 2011, the Company owed S&C LLP $40,800 which is included in accounts payable.

The Company’s corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2009, the Company entered into a one year sublease agreement with MVP Law Group, P.A., of which the Company's former Chief Executive Officer and President is a founder. Mr. Patel sold this practice and has an “Of Counsel” relationship with MVP Law Group. Rent for this office space is $1,100 per month through November 30, 2011. The Company’s sublease with MVP Law Group, P.A., renewed effective December 1, 2011, for an additional twelve months at $1,100 per month.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 - Subsequent Events

During December 2011, management initiated a review of the costs associated with start-up operations, financing, and allocation of resources, and suspended all operations associated with Nakoda pending further review.

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

Overview

We are a development stage renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects energy from the sun and artificial light, and the other harvests the available kinetic energy present in moving vehicles. Our proprietary, patent-pending technologies and products, which are the subjects of 43 US and international patent-filings, have been invented, designed, engineered, and prototyped in preparation for advanced field testing, product development, and commercial deployment.

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

We cannot accurately predict the amount of funding or the time required to successfully commercialize either the SolarWindow™ technology, or the MotionPower™ technology. The actual cost and time required to commercialize these technologies and business may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may not secure sufficient funding to effectuate our business plan or secure such funding on terms and conditions which may be commercially onerous. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on our business, operating results, financial condition and prospects.

As of November 30, 2011, we had working capital of $1,695,129. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least August 31, 2012. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

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

MotionPower™ Technology

Veryst Agreement

Through KEC, our wholly-owned subsidiary, we are a party to certain agreements with Veryst Engineering LLC (“Veryst”), a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010 (collectively, the “Veryst Agreements”), all relating to the development of a car and truck energy harvester. Pursuant to Rule 24b-2 we submitted a request for confidential treatment of certain portions of the November 4, 2008, agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which has been granted. Accordingly, certain terms and provisions of the November 4, 2008 agreement have not been disclosed.

Veryst has successfully completed its contracted services associated with the Veryst Agreements.

Sigma Design Agreement

Through KEC, we also have been and continue to be a party to certain consulting agreements with Sigma Design Company (“Sigma Design”), a New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services relating to the development of our MotionPower™ technology.

We continue to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop our MotionPower™ technology.

Results of Operations

Three Months Ended November 30, 2011 Compared with the Three Months Ended November 30, 2010

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2011 and 2010 follows:

	Three Months Ended
	November 30,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expense
Selling, general and administrative	$650,736	$449,740	$200,996	45%
Research and development	130,192	57,122	73,070	128%
Total operating expense	$780,928	$506,862	$274,066	54%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $200,996 year-over-year increase is primarily due to 1) a $85,142 increase in personnel costs primarily related to Nakoda Energy, Inc.; 2) $39,852 increase in travel related costs primarily related to Nakoda Energy, Inc.; 3) $229,915 increase in professional fees primarily related to patent to legal and patent filing fees; and 4) $29,817 increase in general and administrative costs offset by reduction of $172,721 in stock compensation expense and $11,009 in public company related costs primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead and facility occupancy costs, contract services and other costs. R&D costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. See “Research and Related Agreements,” above for disclosure regarding the terms and amounts incurred under our research agreements.

The amount of R&D expense incurred for our various research related agreements follows:

		Three Months Ended		May 5, 1998
	Development	November 30,		(Inception) to
	Activity	2011	2010	November 30, 2011
University of Illinois	Solar WindowTM	$-	$-	$422,818
Alliance for Sustainable Energy, LLC	Solar WindowTM	33,668	-	159,576
University of South Florida	Solar WindowTM	17,853	20,167	308,723
Sigma Design Company, LLC	Motion PowerTM	74,137	26,422	487,831
Veryst Engineering LLC	Motion PowerTM	2,564	10,533	560,880
Other		1,970	-	108,060
		$130,192	$57,122	$2,047,888

R&D costs increased $73,070 due to the inclusion of the Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory under its U.S. Department of Energy contract which accounted for $33,668 of the increase, $47,715 increase in expenses to Sigma Design Company, LLC offset by $8,313 reductions primarily related to the completion of the Veryst Engineering LLC contract in fiscal year 2011.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2011 and 2010 follows:

	Three Months Ended
	November, 30,
	2011	2010	Change

Other income (expense)
Interest expense	$-	$(251)	$251
Foreign exchange loss	(32)	(497)	465
Change in fair value of warrant liability	-	(689,346)	689,346
Change in contingent liability	156,109	-	156,109
Total other income (expense)	$156,077	$(690,094)	$846,171

Change in Fair Value of Warrant Liability

On September 1, 2009, the Company adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company determined that its Class F Callable Warrants contained a dilutive issuance provision. As a result, the Company reclassified 1,062,833 of its Class F Callable Warrants to long-term warrant liability. The Company’s Class F Callable Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter. During the three months ended November 30, 2010, the warrants were adjusted to their fair value resulting in a $689,346 loss recorded as Other Expense. During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired resulting in the adjustment to their fair value to $0.

Change in Contingent Liability

Through the Company’s wholly-owned subsidiary, Sungen Energy, Inc., it was a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign (“UIUC”) that provided for the Company’s support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, the Company had advanced a total of $266,709 to UIUC pursuant to the terms of the agreement. Pursuant to the terms of the agreement, the Company was to advance an additional $156,109 UIUC, which is included in other accrued liabilities at August 31, 2011. The Company had not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the agreement had been fully expended. The Company was of the opinion that to the extent these funds were not expended, they are refundable to the Company.

During the three months ended November 30, 2011, The Company evaulated the status of the aforementioned agreement and related contingent liability to UIUC. The Company determined that the $156,109 liability is no longer valid and has been eliminated to other income.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $10,972,777 through November 30, 2011. Due to the “start up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At November 30, 2011, we had a cash and cash equivalent balance of $1,700,110. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008 and from the exercise of warrants and stock options.

Net cash used in operating activities was $599,776 for the three months ended November 30, 2011, compared to net cash used in operating activities of $305,863 for the three months ended November 30, 2010. The increase in cash used in operating activities of $293,913 substantially reflects increases in amounts paid for professional fees, personnel, travel, research and development and general office expenses.

Net cash used by investing activities was $20,299 and $1,390 for the three months ended November 30, 2011 and 2010, respectively, primarily related to MotionPower™ demonstration equipment and computer hardware.

Net cash provided by financing activities was $0 and $2,474,730 for the three months ended November 30, 2011 and 2010, respectively. During the year ended August 31, 2011, we received $3,954,375 from the exercise of Class F Callable Warrants and $30,800 from the exercise of stock options.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2011, we have future minimum lease payments of $13,763 under our corporate and other office operating leases. In addition, we have future minimum payments totaling $52,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

4.1	Securities Purchase Agreement dated February 8, 2008 (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.1	Employment Termination Agreement with Mr. Cucinelli (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.2
Employment Agreement dated June 24, 2009, between New Energy Technologies, Inc. and Mr. Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.3
Amendment to the Employment Agreement dated April 6, 2010, between New Energy Technologies, Inc. and Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.4
Stock Option Agreement Dated April 6, 2010, between New Energy Technologies, Inc. and Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.5
Employment Agreement dated February 1, 2010, between New Energy Technologies, Inc. and James B. Wilkinson (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.6
Resignation and Mutual Determination to terminate employment between New Energy Technologies, Inc. and James B. Wilkinson, dated February 15, 2010 (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.7
Amended Form of Stock Option Agreement dated as of December 15, 2009, between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.8
Amended Form of Stock Option Agreement dated as of December 15, 2009, between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.9
Employment Agreement dated August 9, 2010, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010)

10.10
Stock Option Agreement Dated August 9, 2010, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010)

10.11
Employment Agreement dated December 17, 2010, between New Energy Technologies, Inc. and Andrew Farago (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010)

10.12
Stock Option Agreement dated December 17, 2010, between New Energy Technologies, Inc. and Andrew Farago (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010)

10.13
Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Jatinder Bhogal (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.14
Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Alistair Livesey (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.15
Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Joseph Sierchio (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.16
Stock Option Agreement dated January 19, 2011, between New Energy Technologies, Inc. and Javier Jimenez (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.17
Consultancy Agreement dated February 1, 2011, between New Energy Technologies, Inc. and Elliot Maza (Incorporated by reference to the Form 8-K dated February 1, 2011, filed by New Energy Technologies, Inc. on February 4, 2011)

10.18
Employment Agreement dated February 2, 2011, between New Energy Technologies, Inc. and Scott Taper (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on February 8, 2011)

10.19
Redacted USF Sponsored Research Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.20
Redacted USF Option Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.21
Redacted Veryst Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010, and Form 8-K filed on February 8, 2011)

10.22
Redacted Sigma Design Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010, and Form 8-K filed on February 8, 2011)

10.23
Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010, by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on June 28, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.24
Redacted Addendum 1 dated November 30, 2010, to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.25
Redacted Stevenson-Wydler Cooperative Research and Development Agreement dated March 18, 2011, by and between New Energy Technologies, Inc. and the Alliance for Sustainable Energy, LLC, operator of The National Renewable Energy Laboratory under its U.S. Department of Energy Contract No. DE-AC36-08GO28308 (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. filed on April 7, 2011. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.26
Redacted letter agreement dated June 16, 2011 by and between the University of South Florida and New Energy Technologies, Inc. (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. filed on July 20, 2011. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.27	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed by New Energy Technologies, Inc. on March 15, 2011)

31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Energy Technologies, Inc.
(Registrant)

January 17, 2012	By	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)