Form 10-Q
period 2012-05-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2012-07-12
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,638,360 shares of common stock, par value $0.001, were outstanding on July 11, 2012.

NEW ENERGY TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period May 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

MAY 31, 2012 AND AUGUST 31, 2011

	May 31,	August 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,516,829	$2,320,185
Deferred research and development costs	86,262	156,279
Deferred offering costs	-	20,000
Prepaid expenses and other current assets	15,500	49,382
Total current assets	1,618,591	2,545,846

Equipment, net of accumulated depreciation of $4,346 and $463 at May 31, 2012 and August 31, 2011	21,502	927
Total assets	$1,640,093	$2,546,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$148,476	$119,868
Accrued liabilities	8,438	161,009
Convertible promissory note, net of $999,985 discount	15	-
Total current liabilities	156,929	280,877

Total liabilities	156,929	280,877

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at May 31, 2012 or August 31, 2011.	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 shares issued and outstanding at May 31, 2012 and August 31, 2011.	20,638	20,638
Additional paid-in capital	13,778,126	12,593,184
Deficit accumulated during the development stage	(12,315,600)	(10,347,926)
Total stockholders' equity	1,483,164	2,265,896
Total liabilities and stockholders' equity	$1,640,093	$2,546,773

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011 AND FOR THE

PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2012

					Cumulative
	Three Months Ended		Nine Months Ended		May 5, 1998
	May 31,		May 31,		(Inception) to
	2012	2011	2012	2011	May 31, 2012

Revenue	$-	$-	$-	$-	$-

Operating expense
Selling, general and administrative	386,653	1,542,502	1,315,655	3,768,809	11,053,561
Research and development	241,652	138,148	557,400	233,248	2,475,096
Total operating expense	628,305	1,680,650	1,873,055	4,002,057	13,528,657

Loss from operations	(628,305)	(1,680,650)	(1,873,055)	(4,002,057)	(13,528,657)

Other income (expense)
Interest income	-	-	-	-	98,582
Interest expense - other	(8,438)	(382)	(8,438)	(1,238)	(20,831)
Interest expense - accretion of debt discount	(15)	-	(15)	-	(15)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	-	59,704
Foreign exchange loss	-	-	(65)	(497)	(86,438)
Change in fair value of warrant liability	-	-	-	8,059	2,128,331
Change in contingent liability	-	-	156,109	-	186,109
Total other income (expense)	(8,453)	(382)	147,591	6,324	2,360,135

Loss from continuing operations	(636,758)	(1,681,032)	(1,725,464)	(3,995,733)	(11,168,522)

Loss from discontinued operations	(3,000)	-	(242,210)	-	(404,307)

Net loss	$(639,758)	$(1,681,032)	$(1,967,674)	$(3,995,733)	$(11,572,829)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.03)	$(0.08)	$(0.08)	$(0.20)
Discontinued operations	$-	$-	$(0.01)	$-
Total	$(0.03)	$(0.08)	$(0.10)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	20,638,360	20,638,360	20,638,360	20,314,810

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2012

					Deficit
				Accumulated	Accumulated
				Other	During the
	Common Stock		Additional	Comprehensive	Development	Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Stage	Income (Loss)	Equity (Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000
Net loss for the year ended August 31, 1998					(12,326)	(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	(12,326)	140,674

Net loss for the year ended August 31, 1999					(77,946)	(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	(77,946)	62,728

Net loss for the year ended August 31, 2000					(12,446)	(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	(12,446)	50,282

Net loss for year ended August 31, 2001					(12,904)	(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	(12,904)	37,378

Net loss for the year ended August 31, 2002					(54,935)	(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	(54,935)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	-	-	103,332
Net loss for the year ended August 31, 2003					(97,662)	(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	(97,662)	(11,887)

Net loss for the year ended August 31, 2004					(19,787)	(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	(19,787)	(31,674)

Net loss for the year ended August 31, 2005					(103,142)	(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	(103,142)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Net loss for the year ended August 31, 2006					(157,982)	(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	(157,982)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	-	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	-	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	-	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	-	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	-	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)
Comprehensive income (loss)
Foreign currency translation adjustments				(1,811)	-	(1,811)	(1,811)
Net loss for the year ended August 31, 2007					(1,442,769)	(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,954	3,790,378	(1,811)	(2,391,899)	(1,444,580)	1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	-	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	-	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	-	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	-	-	218,750
Stock based compensation	-	-	3,600,303	-	-	-	3,600,303
Comprehensive income (loss)
Foreign currency translation adjustments				12,504	-	12,504	12,504
Net loss for the year ended August 31, 2008					(5,721,545)	(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,250	11,025,090	10,693	(8,113,444)	(5,709,041)	2,941,589

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	-	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	-	-	1,032,500
Stock based compensation	-	-	183,312	-	-	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)
Comprehensive income
Foreign currency translation adjustments				(10,693)	-	(10,693)	(10,693)
Net loss for the year ended August 31, 2009					1,961,175	1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,532	8,661,527	-	(6,152,269)	1,950,482	2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	-	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)
Net loss for the year ended August 31, 2010					(233,136)	(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,532	7,058,036	-	(6,728,176)	(233,136)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	-	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	-	-	30,800
Stock based compensation	-	-	2,855,630	-	-	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	-	-	(1,304,551)
Net loss for the year ended August 31, 2011					(3,619,750)	(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,637	12,593,185	-	(10,347,926)	(3,619,750)	2,265,896

Stock based compensation	-	-	193,185	-	-	-	193,185
Reversal of stock based compensation due to forfeiture of stock options	-	-	(8,243)	-	-	-	(8,243)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	-	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	-	-	452,950
Net loss for the nine months ended May 31, 2012					(1,967,674)	(1,967,674)	(1,967,674)
Balance, May 31, 2012	20,638,360	$20,638	$13,778,126	$-	$(12,315,600)	$(1,967,674)	$1,483,164

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011 AND FOR THE

PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2012

			Cumulative
	Nine Months Ended		May 5, 1998
	May 31,		(Inception) to
	2012	2011	May 31, 2012
Cash flows from operating activities
Loss from continuing operations	$(1,725,464)	$(3,995,733)	$(11,168,522)
Add: loss from discontinued operations	(242,210)	-	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,883	348	8,828
Stock based compensation expense	193,185	2,669,468	7,493,470
Reversal of stock based compensation expense due to forfeiture of stock options	(8,243)	-	(5,382,858)
Change in fair value of warrant liability	-	(8,059)	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	-	(30,000)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	15	-	15
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	70,017	(98,437)	(86,262)
Decrease (increase) in prepaid expenses and other current assets	53,882	(40,021)	(15,500)
Increase in accounts payable	28,608	9,145	178,476
Increase (decrease) in accrued liabilities	(152,571)	9,750	8,438
Net cash used in operating activities	(1,778,898)	(1,453,539)	(11,414,914)

Cash flows from investing activity
Purchase of equipment	(24,458)	(1,390)	(35,637)
Net cash used in investing activity	(24,458)	(1,390)	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	3,985,175	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	1,000,000	-	1,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	1,000,000	3,985,175	12,967,380

Increase (decrease) in cash and cash equivalents	(803,356)	2,530,246	1,516,829

Cash and cash equivalents at beginning of period	2,320,185	502,528	-

Cash and cash equivalents at end of period	$1,516,829	$3,032,774	$1,516,829

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1,238	12,393
Income taxes paid in cash	$-	$-	-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$547,050	$-	$547,050
Debt discount recorded for beneficial conversion feature	$452,950	$-	$452,950
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 1 - Organization Going Concern and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of May 31, 2012, and for the three and nine months ended May 31, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2011, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On August 19, 2011, the Company established Nakoda, a California corporation and wholly-owned subsidiary of the Company, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. Due to the high costs associated with growing operations and difficult financing environment, management suspended all Nakoda related operations as of November 30, 2011. On January 20, 2012, management completed the sale of Nakoda Energy, Inc. as described pursuant to a Stock Purchase Agreement. During the nine months ended May 31, 2012, The Company recognized a loss of $242,210 from discontinued operations, of which $102,250 of this loss resulted from the disposition.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of 46 patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and commercial deployment.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 1 - Organization, Going Concern and Summary of Significant Accounting Policies (Continued)

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

The Company’s MotionPower™ technology harvests kinetic energy from cars, trucks, buses, and heavy commercial vehicles when they slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency).

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

Going Concern

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $12,315,600 as of May 31, 2012, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of May 31, 2012, the Company had cash and cash equivalents of $1,516,829. The Company will remain engaged in research and product development activities at least through August 31, 2012. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations for the next twelve months. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

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

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 1 - Organization, Going Concern and Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the carry value of our notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

During the three months ended May 31, 2012 and 2011, the Company incurred $241,652 and $138,148 on research and development activities. During the nine months ended May 31, 2012 and 2011, the Company incurred $557,400 and $233,248 on research and development activities. From inception (May 5, 1998) to May 31, 2012, the Company incurred $2,475,096 on research and development activities.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 1 - Organization, Going Concern and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 6 - Capital Stock” and “Note 7 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Net Income (Loss) Per Share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note 8 - Net Loss Per Share” for further discussion.

All share and per share amounts reflect the 1-for-3 reverse stock split declared effective on March 21, 2011, by FINRA.

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

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 2 - Accounts Payable

At May 31, 2012, accounts payable consisted of $37,820 of professional services and $110,656 of trade payables, and accrued liabilities consisted of $8,438 of accrued interest on the Company's $1,000,000 outstanding bridge Loan agreement dated April 17, 2012.

At August 31, 2011, accounts payable consisted of $52,029 of professional services and $67,839 of trade payables, and accrued liabilities consisted of $156,109 due to the University of Illinois that was written off in 2012 (See “Note 4 - SolarWindow™ Technology;” University of Illinois at Urbana-Champaign Sponsored Research Agreement), $1,900 due an investor relations firm and $3,000 due to Veryst Engineering LLC.

NOTE 3 - Convertible Promissory Note

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”) pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “Loan”), compounded quarterly; following the occurrence of an event of default, as further specified in the Loan Agreement, the annual interest rate would increase to 15%. The Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by us in excess of $1,000,000, or (b) April 16, 2013. As a condition to the Creditor’s entry into the Loan Agreement, we issued the Creditor 625,000 Series G Stock Purchase Warrants (the “Series G Warrants”), which are exercisable through April 17, 2016, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. Additionally, the Series G Warrants contain a cashless exercise provision and require us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor. The Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for Borrower’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein.

Pursuant to ASC 470-20-25, the Company first allocated between the Loan and the warrants based upon their relative fair values. The estimated fair value of the warrants issued with the Loan of $1,207,750 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.12 per share; estimated volatility - 167%; risk free interest rate - 0.88%; expected dividend rate - 0% and expected life - 3.0 years. This resulted in allocating $547,050 to the warrants and $452,950 to the Loan.

Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Loan and the total price to convert based on the effective conversion price. The calculated intrinsic value was $872,050. As this amount resulted in a total debt discount that exceeds the loan proceeds, the amount recorded for the beneficial conversion feature was limited to $452,950. The resulting $1,000,000 discount to the Loan is being accreted over the one year term of the Loan using the effective interest method.

During the three months ended May 31, 2012, the Company recognized $8,438 of interest expense related to this Note and $15 of accretion related to the debt discount. The remaining debt discount of $999,985 will be amortized through April 16, 2013.

NOTE 4 - SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, in the Company’s efforts to advance the commercial development of its SolarWindow™ technology, it entered into a Stevenson-Wydler Cooperative Research and Development Agreement (the “CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of the Company’s exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals. A No-Cost Extension to the CRADA extends SolarWindow™ development through December 2012.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 4 - SolarWindow™ Technology (Continued)

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy (Continued)

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

Pursuant to the CRADA, during the three months ended May 31, 2012 and 2011, the Company recorded $66,897 and $0, respectively, as research and development expense. During the nine months ended May 31, 2012 and 2011, the Company recorded $159,728 and $84,717, respectively, as research and development expense. From inception (May 5, 1998) to May 31, 2012, the Company recorded $285,637 as research and development expense.

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through New Energy Solar the Company is a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for the Company’s support of a project relating to the development of the SolarWindow™ technology and grant it an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ technology. A No-Cost Extension to the Sponsored Research Agreement extends SolarWindow™ R&D through December 2012. Pursuant to SEC Rule 24b-2, the Company has submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

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

Pursuant to these agreements, during the three and nine months ended May 31, 2012 and 2011, and from inception (May 5, 1998) to May 31, 2012, the Company recorded the following as research and development expense and patent related expense included in selling, general and administrative expenses:

					Cumulative
					May 5, 1998
	Three Months Ended May 31,		Nine Months Ended May 31,		(Inception) to
	2012	2011	2012	2011	May 31, 2012
University of South Florida:
Research and development expense	$24,935	$18,556	$64,016	$58,800	$354,887
Patent and PCT application expense	7,858	5,843	23,248	5,943	38,363
Total	$32,793	$24,399	$87,264	$64,743	$393,250

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 4 - SolarWindow™ Technology (Continued)

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

During the nine months ended May 31, 2012, The Company evaluated the status of the aforementioned agreement and related contingent liability to UIUC. The Company determined that the $156,109 liability is no longer valid and has been eliminated to other income.

The Company has not recorded any research and development expense pursuant to this agreement since its fiscal year ending August 31, 2008. During the period from inception (May 5, 1998) to August 31, 2011, the Company recorded $422,818 as research and development expense pursuant to this agreement and a $156,109 credit to other income during the nine months ended May 31, 2012.

NOTE 5 - MotionPower™ Technology

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

During the three months ended May 31, 2012 and 2011, the Company recorded $0 and $16,075, respectively, as research and development expense pursuant to these agreements.During the nine months ended May 31, 2012 and 2011, the Company recorded $2,564 and $44,508, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to May 31, 2012, the Company recorded $560,880 as research and development expense pursuant to these agreements.

Veryst Engineering LLC has successfully completed its contracted services associated with the Veryst Agreements.

Sigma Design Agreement

Through KEC the Company continues to be a party to certain consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services primarily relating to the development of the Company’s MotionPower™ technology. On January 12, 2012 Sigma Design proposed and the Company agreed to have Sigma design, fabricate and perform initial testing of our MotionPower™ technology. The estimated cost to perform this work was $185,000 to $205,000 with a $20%, or $37,000 down payment and monthly billings. During the three and nine months ended May 31, 2012, the Company expensed $111,000 and $185,000, respectively related to this work.

Including the January 12, 2012 agreement, during the three months ended May 31, 2012 and 2011, the Company recorded $125,150 and $24,800, respectively, as research and development expense pursuant to these agreements. During the nine months ended May 31, 2012 and 2011, the Company recorded $279,287 and $51,223, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to May 31, 2012, the Company recorded $695,981 as research and development expense pursuant to these agreements. The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the Company’s MotionPower™ technology.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 6 - Capital Stock

Preferred Stock

At May 31, 2012, there were 1,000,000 shares of preferred stock (par value $0.10 per share) authorized, of which no shares were issued and outstanding. The Board has the authority to issue such stock in one or more series, to fix the number of shares and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.

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

NOTE 7 - Stock Options

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

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The grant date fair value of stock options is calculated using the Black-Scholes-Merton formula which requires management to make assumptions regarding option time to expiration, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 7 - Stock Options (Continued)

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

A summary of the Company’s stock option activity for the nine months ended May 31, 2012 and the year ended August 31, 2011, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49
Forfeitures	(10,000)	3.27
Outstanding at May 31, 2012	950,005	2.48	7.09 years	253,001

Exercisable at May 31, 2012	435,667	3.18	5.82 years	99,001

Available for grant at May 31, 2012	3,976,661

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on May 31, 2012. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2012 and 2011, and from May 5, 1998 (inception) to May 31, 2012:

	2012	2011	2012	2011	May 31, 2012
Stock Compensation Expense:
Selling general and administrative expense	$48,272	$1,114,125	$184,942	$2,669,468	$2,110,612

As of May 31, 2012, the Company had $180,678 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.25 years.

Stock Option Activity During the Nine Months Ended May 31, 2012

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 7 - Stock Options (Continued)

Stock Option Activity During the Year Ended August 31, 2011

On April 5, 2011, the Company granted a stock option to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $2.50 per share, the fair market value of the Company’s common stock on the date of grant, to an employee as partial compensation for services. The stock options expire ten years from the date of grant, on April 5, 2021 and vests as follows: (a) 2,000 shares on December 1, 2011, and (b) 2,000 shares on each of April 1 of 2012, 2013, 2014, and 2015. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $23,536, estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.0%, risk-free rate of 2.9%, and a term of 7.67 years. During the three and nine months ended May 31, 2012, the Company recognized $1,667 and $8,335 of expense related to this issuance.

On March 21, 2011, the Board appointed Mr. Todd Pitcher and Mr. Peter Fusaro as directors and granted them each a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on March 21, 2021 and vests as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each of Mr. Pitcher and Mr. Fusaro. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that either Mr. Pitcher or Mr. Fusaro ceases to be one of the Company’s directors. Upon termination of such service, Mr. Pitcher or Mr. Fusaro will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to Mr. Pitcher and Mr. Fusaro was $48,850, estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.3%, risk-free rate of 2.0%, and a term of 5.75 years. On December 8, 2011, Mr. Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011 resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. During the three and nine months ended May 31, 2012, the Company recognized $3,664 and $14,655 of expense related to Mr. Fusaro’s option grant and $8,243 of other income related to Mr. Pitchers unvested options described above.

On January 17, 2011, the Board appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $6.51 per share, the fair market value of the Company’s common stock on the date the stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option expires ten years from the date of grant, on January 19, 2021 and vests as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and Mr. Jimenez. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Jimenez ceases to be one of the Company’s directors. Upon termination of such service, Mr. Jimenez will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted to Mr. Jimenez was $97,250 estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.4%, risk-free rate of 2.0%, and a term of 5.75 years. During the three and nine months ended May 31, 2012, the Company recognized $3,647 and $21,882 of expense related to this issuance.

On December 23, 2010, the Board approved, and the Company granted, a stock option to each of the Company’s three non-employee directors to purchase 16,667 shares of its common stock at an exercise price of $5.94 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s three non-employee directors was $89,228 ($267,683 total) estimated using the Black-Scholes-

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 7 - Stock Options (Continued)

Stock Option Activity During the Year Ended August 31, 2011 (Continued)

Merton formula containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.8%, and a term of 5.75 years. During the three and nine months ended May 31, 2012, the Company recognized $10,038 and $56,883 of expense related to these issuances.

On December 17, 2010, the Board approved, and the Company granted, Mr. Andrew Farago, the Company's former Chief Operating Officer, a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The grant date fair value of the stock option granted to Mr. Farago was $2,878,274 estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.7%, and a term of 6.8 years. The stock option expired ten years from the date of grant and vested in certain blocks based on Mr. Farago achieving certain milestones. Effective as of August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Farago had vested 83,334 as a result of the Company appointing two new directors to its Board, who were recommended by Mr. Farago. During the year ended August 31, 2011, the Company recognized $479,712 as stock based compensation expense related to Mr. Farago’s 83,334 vested options which Mr. Farago has until August 12, 2012, to exercise.

Stock Option Grants During the Year Ended August 31, 2010

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 16,667 shares of the Company’s common stock at an exercise price of $1.32 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 6,667 shares on December 16, 2009; (b) as to 5,000 shares on December 16, 2010; and (c) as to 5,000 shares on December 16, 2011. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 16,667 stock option was estimated at $1.05 each, for a total of $17,500, using the Black-Scholes-Merton formula with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years. During the three months ended May 31, 2012 and 2011, the Company recorded stock compensation of $0 and $1,969, respectively for the amortization of the fair value of these stock options. During the nine months ended May 31, 2012 and 2011, the Company recorded stock compensation of $2,297 and $10,500, respectively for the amortization of the fair value of these stock options.

Stock Options Granted to and Forfeited by John A. Conklin

On April 1, 2010, the Company entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of the Company’s technologies, including but not necessarily limited to its SolarWindow™ and MotionPower™ technologies. In consideration of Mr. Conklin’s services, the Company paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter. In additional consideration of Mr. Conklin’s services, the Company granted Mr. Conklin a stock option to purchase up to 83,334 shares of the Company’s common stock at an exercise price of $1.62 per share, the fair market value of the Company’s common stock on the date of grant. The stock option granted Mr. Conklin vests upon the achievement of specific technical, product development, and/or business milestones. The grant date fair value of the 83,334 stock options was estimated at $1.44 each for a total of $119,975, using the Black-Scholes-Merton formula with the following weighted average assumptions: 0% dividend yield, expected volatility of 139.53%, risk-free interest rate of 2.59%, and expected life of five years. Under the terms of the stock option agreement, the stock option agreement terminates and there will be no further vesting of stock options effective as of the date that Mr. Conklin ceases to provide consulting services to the Company. Upon termination of such service, Mr. Conklin will have a specified period of time to exercise vested stock options, if any.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 7 - Stock Options (Continued)

Stock Options Granted to and Forfeited by John A. Conklin (Continued)

Upon the resignation of Mr. Meetesh Patel, the Company’s then President, CEO, and CFO, the Company appointed Mr. Conklin to serve as the Company’s President, CEO, and CFO, effective August 9, 2010. Pursuant to Mr. Conklin’s Employment Agreement dated August 9, 2010, the 83,334 stock options previously granted to him on April 1, 2010, were forfeited. During the year ended August 31, 2010, the Company recorded stock compensation of $13,131 for the amortization of the fair value of the 83,334 stock options. Since the stock option was forfeited prior to any of it vesting, the $13,131 previously recognized for stock compensation was reversed on August 9, 2010, the date of forfeiture, resulting in a net $0 impact to the consolidated financial statements.

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

The fair market value of the Company’s common stock on the date of grant was $1.62 per share. The grant date fair value of the 666,666 stock options was estimated at $1.50 each, for a total of $1,008,814, using the Black-Scholes-Merton formula with the following assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years. During the three months ended May 31, 2012 and 2011, the Company recorded stock compensation of $26,823 and $127,735, respectively for the amortization of the fair value of this stock option. During the nine months ended May 31, 2012 and 2011, the Company recorded stock compensation of $80,469 and $599,378, respectively for the amortization of the fair value of this stock option.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 7 - Stock Options (Continued)

The following table summarizes information about stock options outstanding and exercisable at May 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted Average	Weighted
Range of	Number of	Average	Average	Number	Remaining	Average
Exercise	Options	Contractural	Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Life (Years)	Price

$1.32	50,001	2.54	$1.32	50,001	2.54	$1.32
$1.65	666,667	8.20	$1.65	200,000	8.20	$1.65
$2.50	10,000	8.85	$2.50	4,000	8.85	$2.50
$2.55	33,334	6.28	$2.55	19,998	6.28	$2.55
$3.27	23,334	6.73	$3.27	18,334	6.16	$3.27
$4.98	16,667	5.78	$4.98	13,332	5.78	$4.98
$5.94	50,001	8.57	$5.94	35,001	8.57	$5.94
$6.21	83,334	0.20	$6.21	83,334	0.20	$6.21
$6.51	16,667	8.64	$6.51	11,667	8.64	$6.51

Total	950,005	7.09	$2.48	435,667	5.82	$3.18

In addition to stock compensation recorded for the stock option grants and forfeitures discussed above, the Company recorded stock compensation for stock options previously granted and vesting over time of $2,433 and $4,513 during the three months ended May 31, 2012 and 2011, respectively, and $8,665 and $15,363 during the nine months ended May 31, 2012 and 2011, respectively.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 8 - Net Loss Per Share

During the three and nine month periods ended May 31, 2012 and 2011, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Excluded from the computation of diluted net loss per share for the three and nine months ended May 31, 2011, are stock options to acquire 950,005 shares of common stock with a weighted-average exercise price of $2.48 per share, warrants to acquire 625,000 shares of common stock with a weighted-average exercise price of $1.92 per share and convertible debt convertible into 625,000 shares of common stock upon conversion with a conversion price of $1.60 per share. Excluded from the computation of diluted net loss per share for the three and nine months ended May 31, 2011, are stock options to acquire 1,376,671 shares of common stock with a weighted-average exercise price of $3.62 per share.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2012 and 2011:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(639,758)	$(1,681,032)	$(1,967,674)	$(3,995,733)

Denominator:
Weighted average number of common shares outstanding	20,638,360	20,638,360	20,638,360	20,314,810

Basic and diluted EPS	$(0.03)	$(0.08)	$(0.10)	$(0.20)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 9 - Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $2,500 during the quarter ended November 30, 2010, and $3,750 per quarter starting in the second quarter ending February 28, 2011. New Board member compensation is pro rated in their first quarter. During the three months ended May 31, 2012 and 2011, the Company incurred $18,750 and $20,888, respectively in cash based Board compensation. During the nine months ended May 31, 2012 and 2011, the Company incurred $70,350 and $41,513, respectively in cash based Board compensation. Additionally, the Company recognized stock compensation expense related to stock options granted for services rendered by non-employee directors of the Company, which is included in professional fees (See “Note 7 - Stock Options” above) during the three months ended May 31, 2012 and 2011, of $19,782 and $92,114, respectively. During the nine months ended May 31, 2012 and 2011, the Company recognized stock compensation expense of $96,138 and $283,014.

March 21, 2011, Todd Pitcher was elected to the Board and received $3,750 per quarter for his Board related services. On May 19, 2011, the Company entered into an Advisory Engagement Agreement (the “Agreement”) with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Todd Pitcher, Director. Pursuant to the Agreement Mr. Pitcher will provide ongoing corporate advisory and support services - until the parties agree otherwise in writing - in exchange for compensation of $3,500 per month plus reimbursement of business related, out-of-pocket expenses. On July 1, 2011, the Agreement was amended to increase the monthly compensation from $3,500 to $10,000 due to the increased level of time required for Mr. Pitcher to execute his duties. On September 30, 2011, the Agreement was further amended to include the addition of a $1,000 per month health insurance reimbursement retroactively applied to include the month of July 2011. On December 8, 2011, Mr. Pitcher resigned from the Board and ceased performing services for the Company. The Company paid Mr. Pitcher $30,000 upon receipt of an executed Mutual Termination and Release.

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

On December 17, 2010, the Company entered into an employment agreement with Mr. Farago pursuant to which Mr. Farago was appointed the Company’s Chief Operating Officer. Pursuant to the employment agreement, Mr. Farago was entitled to an annual salary of $150,000, to increase to $250,000 if the Company consummates either an equity or debt financing or series of financings with net proceeds of at least $7,000,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as the Company could provide an alternative medical insurance plan. The employment agreement provides that Mr. Farago’s employment by the Company was “at-will employment” and may be terminated by Mr. Farago or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other. Also on December 17, 2010, the Board approved, and the Company granted, Mr. Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The stock option expires ten years from the date of grant and is subject to various vesting terms. Effective as of August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Farago had vested 83,334 options which Mr. Farago has until August 12, 2012 to exercise.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 (UNAUDITED)

NOTE 9 - Related Party Transactions (Continued)

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the three months ended May 31, 2012 and 2011, the law firm of Sierchio & Company, LLP provided $44,099 and $53,942, respectively, of legal services. During the nine months ended May 31, 2012 and 2011, the law firm of Sierchio & Company, LLP provided $141,528 and $149,502, respectively, of legal services. At May 31, 2012, the Company owed Sierchio & Company LLP $28,395 which is included in accounts payable.

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

NOTE 10 - Subsequent Events

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the filing date of this form 10-Q.

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

Overview

We are a development stage renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects energy from the sun and artificial light, and the other harvests kinetic energy from moving vehicles. Our proprietary, patent-pending technologies and products, which are the subjects of 46 US and international patent-filings, have been invented, designed, engineered, and prototyped in preparation for advanced field testing, product development, and commercial deployment.

We are currently focusing our development efforts on two technologies, SolarWindow™ technology, which enables see-through glass windows to generate electricity by applying electricity-generating coatings to their glass surfaces, and MotionPower™ technology for capturing the kinetic energy of moving vehicles and using it to generate electricity.

We do not currently have any commercial products and there is no assurance that we will be able to successfully design, develop, manufacture, or sell any commercial products in the future. Our product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

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

As of May 31, 2012 and August 31, 2011, we had working capital of $1,461,662 and $2,264,969, respectively. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least August 31, 2012. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain of these accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•	the valuation of stock-based compensation, which impacts our operating expenses;
•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

Below, we discuss these policies further, as well as the estimates and judgments involved.

Stock-Based Compensation

We account for all compensation related to stock, options and warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes-Merton formula to calculate the fair value of options and warrants issued to both employees and non-employees.

In calculating this fair value, there are certain assumptions that we use consisting of:

1)	The expected life of the option. To date, we have used the “simplified” method for determining the expected term of our “plain vanilla” stock options as allowed by SAB 110 and as a result of limited information with respect to the exercise of our options. However, as we receive more data on the behavior of option exercises, we will base our determination of expected life on the guidance in ASC 718-10-55-29 to 34. In the event we grant transferable non-qualified options, we utilize the contract term. However, in the event that non-qualified the option is not transferrable, we apply the guidance in ASC 718-10-55-29 to 34 in determining the expected term.
2)	Risk-free interest rate. We use the treasury bill rate that most closely aligns with the duration of the expected life.
3)	Dividend yield. Until a dividend is offered this input will always be zero.
4)	Volatility. Based on the historical closing stock prices for the same period as the expected life of the option.
5)	Forfeiture rate. We apply an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by us, additional adjustments to compensation expense may be required in future periods.
6)	Stock price. As quoted on the OTC QB Tier.

The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Our utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Results of Operations

Three and Nine Months Ended May 31, 2012, Compared with the Three and Nine Months Ended May 31, 2011

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2012 and 2011 follows:

	Three Months Ended May 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Operating expense
Selling, general and administrative	$338,381	$428,377	$(89,996)	-21%
Stock compensation	48,272	1,114,125	(1,065,853)	-96%
Research and development	241,652	138,148	103,504	75%
Total operating expense	$628,305	$1,680,650	$(1,052,345)	-63%

	Nine Months Ended May 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Operating expense
Selling, general and administrative	$1,130,713	$1,099,341	$31,372	3%
Stock compensation	184,942	2,669,468	(2,484,526)	-93%
Research and development	557,400	233,248	324,152	139%
Total operating expense	$1,873,055	$4,002,057	$(2,129,002)	-53%

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month decrease was primarily due to a $14,000 decrease in personnel related costs, $22,000 decrease in travel related costs, $55,000 decrease in marketing related costs to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community, and $5,000 decrease in general administrative costs offset by $6,000 increase in professional fees and information technology related costs. The nine month increase of $31,372 was primarily due to a $192,000 increase in legal fees associated with patent filings, $35,000 increase in general operating costs and $18,000 increases in personnel, travel and information technology related costs offset by a $214,000 decrease in marketing related costs to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community.

Stock Compensation

Stock compensation expense represents the expense associated with the amortization of our stock options. During the three months ended May 31, 2012, stock compensation expense decreased $1,065,853 to $48,272 compared to $1,114,125 during the three months ended May 31, 2011. During the nine months ended May 31, 2012, stock compensation expense decreased $2,484,526 to $184,942 compared to $2,669,468 during the nine months ended May 31, 2011. As stock options vest the related expense recognition ends. As a result, stock compensation expense has decreased.

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

The amount of R&D expense incurred for our various research related agreements follows:

				3 Month			9 Month	May 5, 1998
	Development	Three Months Ended May 31,		Increase/	Nine Months Ended May 31,		Increase/	(Inception) to
	Activity	2012	2011	(Decrease)	2012	2011	(Decrease)	May 31, 2012
University of Illinois	Solar WindowTM	$-	$-	$-	$-	$-	$-	$422,818
Alliance for Sustainable Energy, LLC	Solar WindowTM	66,897	68,717	(1,820)	159,729	68,717	91,012	285,637
University of South Florida	Solar WindowTM	24,935	28,556	(3,621)	64,017	68,800	(4,783)	354,887
Sigma Design Company, LLC	Motion PowerTM	125,150	24,800	100,350	279,287	51,223	228,064	695,981
Veryst Engineering LLC	Motion PowerTM	-	16,075	(16,075)	2,564	44,508	(41,944)	560,880
R&D related overhead		24,670		24,670	51,803	-	51,803	154,893
		$241,652	$138,148	$103,504	$557,400	$233,248	$324,152	$2,475,096

R&D costs increased $103,504 and $324,152 during the three and nine months ended May 31, 2012 and 2011, respectively, primarily due to the 1) the Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory under its U.S. Department of Energy contract, and 2) the Sigma Design Company, LLC agreement.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2012 and 2011 follows:

	Three Months		3 Month	Nine Months		9 Month
	Ended May 31,		Increase/	Ended May 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Other income (expense)
Interest expense-other	$(8,438)	$(382)	$(8,056)	$(8,438)	$(1,238)	$(7,200)
Interest expense - accretion of debt discount	(15)	-	(15)	(15)	-	(15)
Foreign exchange loss	-	-	-	(65)	(497)	432
Change in fair value of warrant liability	-	-	-	-	8,059	(8,059)
Change in contingent liability	-	-	-	156,109	-	156,109
Total other income (expense)	$(8,453)	$(382)	$(8,071)	$147,591	$6,324	$141,267

Interest Expense

Interest expense of $8,438 during the three and nine months ended May 31, 2012, relates to the 7% stated interest of the April 17, 2012 Bridge Loan. Interest expense - accretion of debt discount also relates to the April 17, 2012, Bridge Loan and represents the accretion of the discount applied to the loan as a result of the issuance of 625,000 detachable warrants and the beneficial conversion feature contained in the Bridge Loan and is calculated according to the effective interest method.

Change in Fair Value of Warrant Liability

On September 1, 2009, we adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. We determined that our Class F Callable Warrants contained a dilutive issuance provision. As a result, we reclassified 1,062,833 of our Class F Callable Warrants to long-term warrant liability. Our Class F Callable Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter. During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired resulting in the $8,059 adjustment to their fair value to $0.

Change in Contingent Liability

Through our wholly-owned subsidiary, Sungen Energy, Inc., we were a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign (“UIUC”) that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, we had advanced a total of $266,709 to UIUC pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we were to advance an additional $156,109 UIUC, which is included in other accrued liabilities at August 31, 2011. We had not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the agreement had been fully expended. We were of the opinion that to the extent these funds were not expended, they are refundable us. During the nine months ended May 31, 2012, we evaluated the status of the aforementioned agreement and related contingent liability to UIUC and determined that the $156,109 liability is no longer valid and has been eliminated to other income.

Discontinued operations

On August 19, 2011, we established Nakoda, a California corporation and wholly-owned subsidiary of ours, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. In January, 2012, we divested ourselves of Nakoda due to the high costs associated with growing operations and difficult financing environment resulting in $242,210 recorded as discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $12,315,600 through May 31, 2012. Due to the “start up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At May 31, 2012, we had a cash and cash equivalent balance of $1,516,829. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008, from the exercise of warrants and stock options and $1,000,000 of proceeds from a bridge loan on April 17, 2012.

Net cash used in operating activities was $1,778,898 for the nine months ended May 31, 2012, compared to net cash used in operating activities of $1,453,539 for the nine months ended May 31, 2011. The increase in cash used in operating activities of $325,359 substantially reflects increases in amounts paid for professional fees, personnel, travel, research and development, general office expenses and discontinued operations.

Net cash used by investing activities was $24,458 and $1,390 for the nine months ended May 31, 2012 and 2011, respectively. The increase of $23,068 is primarily related to MotionPower™ demonstration equipment and computer hardware.

Net cash provided by financing activities was $1,000,000 and $3,985,175 for the nine months ended May 31, 2012 and 2011, respectively. During the nine months ended May 31, 2011, we received $3,954,375 from the exercise of Class F Callable Warrants and $30,800 from the exercise of stock options.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2012, we have future minimum lease payments of $6,600 under our corporate and other office operating leases. In addition, we have future minimum payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________________

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Energy Technologies, Inc.

(Registrant)

July 12, 2012	By	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

