Form 10-K
period 2012-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2012-11-28
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 29, 2012, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $28,593,355.

As of November 19, 2012 there were 20,638,360 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

NEW ENERGY TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

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

Item 1. Business

Background

We are a Nevada corporation. We were incorporated on May 5, 1998, under the name “Octillion Corp.” We are a development stage company; we have not generated any revenue since inception and we do not expect to generate any revenue for the foreseeable future. We have incurred losses since inception. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

We are a renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are the subject of fifty-six (56) U.S. and international Patent filings.

SolarWindow™

Our SolarWindow™ Technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic (“OPV”) solar cells. Our SolarWindow™ Technology is the subject of eleven (11) patent filings. Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The development of our SolarWindow™ Technology has significantly advanced through our Sponsored Research Agreement with the University of South Florida and Stevenson-Wydler Cooperative Research and Development Agreement (“CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”). For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ Technology, including the ability to generate electricity on glass while remaining see-through. We have also successfully scaled-up our technology from a single solar cell – only one-quarter the size of a grain of rice – to an array of solar cells which form a one-foot by one-foot early working prototype – our largest-ever SolarWindow™. A pane of glass coated with our SolarWindow™ Technology is fabricated by applying our see-through, electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic (“PV”) manufacturing.

In order to advance the technical development and subsequent commercialization of SolarWindow™ products, we are seeking technology and product licensing arrangements with research institutions, commercial partners, and organizations with established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries.

MotionPower™

Our MotionPower™ Technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ Technology is the subject of forty-five (45) patent filings.

We are currently developing three (3) MotionPower™ products:

•	MotionPower™-Heavy ― A fluid-driven, system with limited moving mechanical components for installation at sites where big rigs, such as tractor trailers, buses, and large commercial vehicles are traveling at below 15mph and are in the process of slowing down;

•	MotionPower™-Auto ― A fluid-driven, system similar to MotionPower™-Heavy for installation at sites where cars and light-duty trucks, such as sport utility vehicles and automobiles, are traveling at below 15mph and are in the process of slowing down; and

•	MotionPower™-Express ― A mechanical system for installation at sites where all cars, light-duty trucks, motor homes, buses, big rigs, and large commercial vehicles are traveling faster than 15mph and are in the process of slowing down.

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

With respect to our MotionPower™ Technology, our focus is the development and deployment of all three MotionPower™ products. Our product development efforts have already produced early working prototypes. Subject to further research development and testing, we are positioning MotionPower™ – Express as our first energy harvester for commercial launch. If successfully developed, our MotionPower™ Technology could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America, which drive approximately six billion miles on our nation’s roadways every day.

We have advanced our MotionPower™ Technology through product development agreements with Veryst Engineering LLC and Sigma Design Company. These firms have experience in energy capture technologies and alternative and renewable energy, respectively. For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have achieved numerous important milestones in the development of our MotionPower™ Technology. For Example,following the successful development of a first-generation MotionPower™-Express prototype, we conducted early durability and user-experience testing at Burger King®, Four Seasons Hotel®, the Holiday Inn Express®, and the City of Roanoke (VA). Data collected and analyzed from these tests have produced important advancements to MotionPower™-Express, including the ability of the system to capture and convert kinetic energy into electrical energy by improving system treadle design and response to vehicle weight and speed..

We continue to focus on performance testing, durability, and design improvements that focus on energy capture and conversion in preparation for commercialization. We are also working to partner with established commercial companies that specialize in energy conservation, and green building practice and performance where our technologies can be field tested and performance validated. We anticipate evolving commercial partnerships into our potential customer sales pipelines.

Our technology and related product development programs involve ongoing research and development efforts and the commitment of significant capital and intellectual resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives being carried-out by our contract engineers, scientists, and consultants.

Our Key Milestones

SolarWindow™ Milestones

We have been working to invent, design, test, and prototype our SolarWindow™ Technology for application to commercial flat glass in tall towers since November 2006. We have achieved the following important milestones in our development efforts:

▪	Filed eleven (11) patent applications through our license agreement with the University of South Florida Research Foundation, Inc. and our own technology innovations. These Patent filings include important trade secrets related to methods, processes, applications, and materials for use in the application of and device architecture of our SolarWindow™ Technology;
▪	Secured an exclusive worldwide license from the University of South Florida to several important SolarWindow™ related technologies;
▪	Determined the correct combination of compounds to create a single solar cell smaller than one-quarter the size of a grain of rice, which can successfully generate electricity on glass while remaining stable and see-through;
▪	Scaled-up from this single solar cell to a one-inch by one-inch “array”. An “array” is an arrangement of multiple solar cells rather than an individual single solar cell;
▪	Developed a method for spraying our see-through electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature-specific and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic (“PV”) manufacturing.
▪	Invented and fabricated novel contacts that conduct electricity on SolarWindow™, yet remain see-through. Conventional contacts for conducting electricity use materials which generally blocks visibility and inhibits transparency;
▪	Engineered new methods for absorbing light energy once it has been generated in order to help improve the flow of electrons (negatively charged particles), a process fundamental to generating electricity necessary for power appliances and fixtures;
▪	Discovered new, solution-based compounds that successfully mobilize the electrons necessary for generating electricity on SolarWindow™, and eliminate the use of other materials that could be prone to breakdown. We have been able to produce these compounds without the use of expensive starting materials, and have discovered methods that allow for reproducibility;
▪	Created methods for increasing power output by maximizing the number of solar-cells present in our SolarWindow™ array for a defined surface area;
▪	Successfully scaled-up SolarWindow™ prototypes from a one-inch square to a twelve-inch square (144 square inches in surface area);
▪	Generate electricity on flexible plastic using novel see-through SolarWindow™ coatings;
▪	Developed new SolarWindow™ coatings with increased transparency and improved color;
▪	Successfully fabricated its latest working window prototype using a faster, rapid scale-up process for applying solution-based coatings;
▪	Produced the largest-ever organic photovoltaic device ever fabricated at National Renewable Energy Labratories in the institute’s history; and
▪	Successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™.

MotionPower™ Milestones

We have been working to invent, design, test, and prototype our MotionPower™ Technology since July 2008. We have achieved the following important milestones in the development of our MotionPower™ Technology and products:

▪	Filed forty-five (45) patent applications related to MotionPower™;
▪	Invented methods for harvesting the kinetic energy from vehicles of varying sizes, ranging from small cars to large trucks;
▪	Fabricated systems able to adapt to the unique characteristics of different vehicles weight and speed in order to optimize the amount of kinetic energy captured and converted to electricity, including MotionPower™-Express, MotionPower™-Auto and MotionPower™-Heavy;
▪	Developed systems able to accommodate passage of small vehicles, bicyclists, and pedestrians over the device;
▪	Designed tamper-resistant systems, accompanied by a suite of sensors that allow systems to operate and be tracked for extended periods of time without supervision, essential to conducting meaningful tests at field-installation sites and commercial installation;

▪	Reduced the number of moving or mechanical parts and arranged moving mechanical components into a single housing unit for ease of manufacturing, greater operating reliability, and lower maintenance and production costs;
▪	Invented a novel storage system that helps better utilize the power of each vehicle axle to improve the capture and conversion of kinetic energy to electricity;
▪	Addressed system durability, resistance to damage from vehicles, road debris and weather;
▪	Engineered MotionPowerTM mechanical components and height actuation to maintain driver control and minimize disruption; and control rolling resistance and forces to reduce, if not eliminate, potential jerking motion;
▪	Configured systems for flexibility of installation for both above-grade and in-road (embedded) applications;
▪	Developed MotionPowerTM to be “scalable” to accommodate site-specific roadway entry and egress, and electrical power demands; and
▪	Successfully demonstrated to the public New Energy’s brand new roadway technology at the Roanoke Civic Center in Virginia, a high-traffic volume entertainment, convention, and cultural complex.

Products Derived from our Technologies

SolarWindowTM

We are developing our SolarWindow™ Technology as the world’s first-of-their-kind systems able to generate electricity on glass windows and flexible plastic while remaining see-through .

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

Researchers also repeatedly opened and closed window shades, successfully powering LED lights each time SolarWindow™ was exposed to natural light. This demonstration mimicked outdoor exposure such as sunlight on the exterior façade of commercial buildings – our initial target market and, we believe, a promising early application of the technology.

Scientists at the debut event not only demonstrated the ability to generate “voltage” to power lighting, but also revealed SolarWindowTM’s capacity to produce “current” necessary for powering mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

In February 2012, we successfully developed the largest-ever organic photovoltaic device fabricated at the US Department of Energy’s NREL, measuring 170cm2, approximately 14-times larger than previous devices produced at NREL. In March 2012, the Company and NREL researchers successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining see-through is especially important to the eventual deployment of an aesthetically pleasing commercial product.

SolarWindow™ generates electricity by harnessing the energy of the sun in order to create a “photovoltaic” effect. Photovoltaics is a method of generating electrical power by converting solar radiation into electricity using materials which conduct electricity. Typically, conventional photovoltaic power is generated by making use of solar modules composed of a number of cells containing photovoltaic and electricity-conducting materials. These materials are usually opaque (i.e., not see-through). Our researchers have replaced these materials with compounds that allow our SolarWindow™ products to remain see-through, while generating electricity.

We are currently developing six products (the "SolarWindow™ Products") derived from our SolarWindow™ Technology:

▪	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;
▪	SolarWindowTM – Structural Glass – Structural glass walls and curtains for tall structures;
▪	SolarWindowTM – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.
▪	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;
▪	SolarWindow™ – Flex – Flexible films which may be applied directly onto glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes; and
▪	SolarWindow™ – BIPV – Components associated with BIPV applications in homes, buildings, and office towers.

Our focus is first on the development and deployment of SolarWindow™-Commercial, Structural, and Architectural products. Our product development efforts have already produced early working prototypes for these applications. Commercialization of the SolarWindowTM Technology will require significant further research, development and testing, and we must ascertain whether the SolarWindowTM Technology can actually form the basis for a commercially viable technology or product.

MotionPower™

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

The amount of kinetic energy a vehicle possesses is based upon the vehicle’s speed and weight. The faster the vehicle is moving and the heavier it is, the more kinetic energy it possesses. When a moving vehicle slows down, it wastes some of its kinetic energy in the process of braking. It is this available kinetic energy which our MotionPower™ products seek to capture and convert into electricity.

For our MotionPower™ products to effectively harvest a vehicle’s kinetic energy, they must be installed at sites where vehicles are in the process of slowing down before stopping. Our MotionPower™ Technology functions as an energy harvester, and may be considered an “external regenerative brake” which helps a vehicle slow down. Because our MotionPower™ products are designed to be installed in locations where cars and light trucks are required to reduce their speed, our systems only make use of vehicle energy that is required to slow down and do not “rob” vehicles of energy they would otherwise use.

We have conducted early durability and user-experience testing of our MotionPower™-Express system for cars and light trucks, such as sport utility vehicles, at Burger King®, Four Seasons Hotel®, the Holiday Inn Express®, and the City of Roanoke (VA).

We would seek to install our MotionPower™ products at high traffic locations, wherever vehicles are required to slow down or stop, including exit ramps, toll booths, traffic intersections, rest areas, travel plazas, border crossings, neighborhoods with traffic calming zones, parking sites, drive-thru’s and other roadway points. We would expect to target such locations as possible installation sites for all three of our MotionPower™ products.

We are currently developing three MotionPower™ products:

▪	MotionPower™-Heavy ― A fluid-driven, system with limited moving mechanical components for installation at sites where big rigs, such as tractor trailers, buses, and large commercial vehicles are traveling at below 15mph and are in the process of slowing down;
▪	MotionPower™-Auto ― A fluid-driven, system similar to MotionPowerTM-Heavy for installation at sites where cars and light-duty trucks, such as sport utility vehicles and automobiles, are traveling at below 15mph and are in the process of slowing down; and

▪	MotionPower™-Express ― A mechanical system for installation at sites where all cars, light-duty trucks, motor homes, buses, big rigs, and large commercial vehicles are traveling faster than 15mph and are in the process of slowing down.

Our focus is the development and deployment of all three MotionPower™ products. Our product development efforts have already produced early working prototypes for all three applications. With the prospect of 25-times greater kinetic energy present in big rigs than in cars, we are positioning MotionPower™ – Heavy as our first energy harvester for commercial launch. Commercialization of the MotionPowerTM Technology will require significant further research, development and testing, and we must ascertain whether the MotionPowerTM Technology can actually form the basis for a commercially viable technology or product.

Our Industry and Market Opportunity

Overview

We believe our products uniquely address a growing market opportunity for technologies able to generate sustainable electricity. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources.

Global energy consumption is expected to increase 53% from 2008 to 2035, according to the Energy Information Administration, and domestic electricity prices have been rising as a consequence of the cost of conventional fuels for electricity generation and looser pricing caps in some states.

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

The Market Opportunity for our SolarWindow™ Technology and Products

There are no commercially marketed OPV see-through glass windows capable of generating electricity available for sale in the United States. We believe our SolarWindow™ Technology and products could be uniquely positioned as first-to-market, if commercially launched. The year 2010 saw the completion of more skyscrapers than any previous year in history, according to a January 2011 report from the Council on Tall Buildings and Urban Habitat at the Illinois Institute of Technology, Chicago. Our early target market for SolarWindow™ products is tall towers and commercial skyscrapers, including increasingly popular “green buildings.”

The U.S. market for new, non-residential “green buildings,” such as offices and factories, is forecast to more than double to as much as $135 billion by 2015, according to a 2010 industry report by McGraw-Hill Construction. The same report states that, a third of all new nonresidential construction today is green. The amount of green building area has been growing at about 50% compounded annually, since 2000. Green building growth is approximately 25 times greater than commercial real estate overall in this country, which averages almost 2% annually, according to the United Nations Environment Programme Finance Initiative.

Unprecedented levels of government initiatives, heightened residential demand for green construction, and improvements in sustainable materials are driving green building. Because buildings account for almost 50% of the energy consumed in developed countries, governments are putting increased focus on legislation and policies to improve their energy efficiency, according to the United States Environmental Protection Agency. In North America, initiatives such as the environmental building rating system (LEED) run by the U.S. Green Building Council are helping to transform the market for added-value glazing, and this trend is expected to continue. We anticipate similar opportunities in Europe, through the development of a European Union-wide energy labeling system for windows.

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

The Market Opportunity for our MotionPower™ Technology and Products

With no commercially marketed vehicle energy harvesting devices available for sale in the United States and no formally recognized vehicle energy harvesting industry, we believe our MotionPower™ Technology and products, consisting of MotionPower™-Express, MotionPower™-Auto and MotionPower™-Heavy, could be uniquely positioned as first-to-market if commercially launched.

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

There is also a worldwide rise in roadway vehicles. Globally, the world auto fleet has increased from about 50 million vehicles to 1.015 billion vehicles between 1950 and 2010 according to research from Wards Auto and the Pew Center on Global Climate Change.

With the prospect of 25-times greater kinetic energy present in big rigs than in cars, we are positioning MotionPower™-Heavy as our first energy harvester for commercial launch. 2011 and 2009 reports from the U.S. Department of Transportation indicate that freight trucks are the backbone of U.S. freight transportation, carrying 65% of the dollar value and 68% of the weight of U.S. freight, and representing 40% of the total ton-miles carried. Trucking has been growing rapidly at the expense of rail and shipping. Between 1993 and 2007, truck ton-miles grew by 54%, while rail grew by 43% and shipping lost 42%. After successive decreases in 2008 and 2009, estimates from the Freight Analysis Framework (FAF) show that total tonnage grew in 2010, increasing 13.6 percent over 2009 and reaching 97 percent of 2007 tonnage. Between 2010 and 2040, tonnage is forecast to increase at 1.4 percent per year.

Freight truck vehicle miles traveled are projected to grow faster than any other mode of truck. The Energy Information Administration projects that truck travel will grow from 241 billion vehicle miles in 2007 to 363 billion miles in 2035, a growth rate of 1.7% per year. In addition, buses are the largest fleet of vehicles in the U.S., with 66,506 vehicles available for peak service, as estimated by the Bureau of Transportation Statistics). Passenger miles by bus increased from 18,818 in 1995 to 20,570 (in millions) in 2010, according to the Bureau of Transportation Statistics.

Car and light truck travel also continues to increase. Passenger cars and light-duty trucks account for about 60% of the energy used for U.S. transportation and their energy use has grown by 1.4% per year over the past several decades, states a March 2011 data book by the U.S. Department of Energy. Mexico and Canada borders possess desirable characteristics for our MotionPower™ products.

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

We also intend to target parking garages for use of our MotionPower™ products. According to estimates from the International Parking Institute, there were approximately 70.5 million off-street parking spaces in the U.S. in 2000 and approximately 6.9 million parking spaces in parking garages in 2001. Parking garages present an opportunity to deploy MotionPower™ for building and security, controls, and operations sensing.

Additionally, high-traffic venues such as theme parks, shopping malls, drive-thrus and sports venues represent potential sites for our MotionPower™ products. These sites remain strong prospects, with theme parks growing to 341 million attendees and $12 billion in revenue in 2007, according to the International Association of Amusement Parks and Attractions. Nearly 90 million attendees visited America’s top ten theme parks in 2009, estimates a report by the Themed Entertainment Association. Among sports venues, the National Football League alone accounts for roughly 2.47 million vehicles per year and approximately 330,000 parking spaces.

Our Competitive Strengths

We believe that the following strengths enable us to compete successfully in the alternative energy industry:

▪	Our products are first-of-their-kind solutions for generating sustainable electricity. There are no commercially-available products for sale in competition to our technologies and products, and therefore, our SolarWindow™ and MotionPower™ products may be positioned as ‘first-to-market’.
▪	Our products have unique characteristics, not readily-achievable by other technologies. Our SolarWindow™ products generate electricity while remaining see-through, and are able to produce electricity from both natural and artificial light. These traits are unique to our products and technologies, and have not been replicated by any commercially-available technology. Our MotionPower™ systems can be engineered as either discreet or disruptive products, depending upon customer specifications. These systems are also designed to function independent of daily management, and do not require the presence of wind, sunlight, or other natural environmental influences in order to function.
▪	Our SolarWindow™ products are designed for application on the vast glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack photovoltaic modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindowTM products may be applied to the entire vertical glass façades of skyscrapers.
▪	The electricity generated by our technologies is compatible for use with existing energy infrastructure. Our SolarWindow™ and MotionPower™ products are under development for seamless applications in order to avoid burdening potential customers with special utility management systems.

Our Business Strategy

Our goal is to complete the product development phase for our MotionPower™ and SolarWindow™ technologies and then work towards commercial launch of the SolarWindow™ and MotionPower™ products. Key elements of our business strategy include:

▪	Partner with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at the University of South Florida and the US Department of Energy’s National Renewable Energy Laboratory for the ongoing development of our SolarWindow™ products. Our MotionPower™ products are being developed with the support of engineering teams at Sigma Design Corporation. In addition to this partnership, we will seek to engage additional firms and institutions with important technical and product development competencies as needed.
▪	Identify partnerships for technology out-licensing and in-licensing opportunities. We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development.
▪	Foster commercial partnerships with industry partners. Work to develop commercial partnerships with third-parties, which we believe could help us accelerate the development of our sales and distribution pipeline for any products we are able to develop.
▪	Develop pricing models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users. In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access to various subsidies, government incentives, tax credits, and other related financial mechanisms.
▪	Develop cost-effective and efficient supply-chain management and manufacturing processes. Both our SolarWindow™ and MotionPower™ technologies and products would require manufacturing systems and supply-chain management expertise. We have begun to strategize, and would work to address these needs in a cost-effective and efficient manner.
▪	Identify and potentially acquire strategic and/or complementary technologies. We are actively engaged in identifying technologies which may be strategic and/or complementary to our SolarWindow™ and/or MotionPower™ technologies for potential acquisition.

Competition for SolarWindow™ Technology and Products

Competition in the solar-photovoltaic’s industry is growing. Although we are not aware of other products utilizing technology substantially similar to our SolarWindow™ Technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium diselenide, and others to generate electricity from the sun’s light. Given the time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our SolarWindow™ Technology product, currently under development.

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and products) obsolete. The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

▪	BELECTRIC Solarkraftwerke GmbH (through the acquisition of Konarka Technologies, Inc. and its assets) - is focused on the development and advancement of nano-enabled polymer photovoltaic materials that are lightweight, flexible and more versatile than traditional solar materials. Following Belectric’s takeover of Konarka Technologies, the company plans to set up organic photovoltaic (OPV) production facilities in Germany in the coming months (Ref: October 24, 2012). Belectric has subsidiaries in seventeen (17) countries.
▪	XsunX, Inc. - develops and markets proprietary Thin Film Photovoltaic (“TFPV”) solar cell designs and core solar cell manufacturing systems, enabling licensees to manufacture TFPV solar devices on various substrates.
▪	Sharp Corporation - has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer).

These companies may have numerous competitive advantages, including:

▪	significantly greater name recognition;
▪	established distribution networks;
▪	more advanced technologies and product development;
▪	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
▪	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and
▪	greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Other than our efforts, to our knowledge there are only three, small, privately-held companies developing vehicle energy harvesters. Unlike our MotionPower™ Technology for cars, light trucks, and heavy long-haul vehicles, these other technologies appear primarily directed to heavy trucks only.

▪	AEST Incorporated – is purportedly developing its “Dragon Power Station” technology for installation where heavy trucks drive over a series of plates embedded in the roadway. The motion of the plates creates a pumping action of hydraulic fluids which subsequently turn a generator, ultimately producing electricity. To date, there is only one publicly-disclosed Dragon Power Station installation of which we are aware.

▪	KinergyPowerUSA – is purportedly developing its “Energy Carpet” technology for installation where heavy trucks drive over a series of slats. A number of underlying, interconnected micro- sized pistons pump hydraulic fluids to turn a generator, ultimately producing electricity. To- date, there are no publicly-disclosed Energy Carpet installations of which we are aware.

▪	Highway Energy Systems Ltd. – a UK based company is purportedly developing an energy-harvesting device.

The foregoing information regarding each of AEST Incorporated and KinergyPower USA was obtained from their respective web sites. The foregoing information regarding Highway Energy Systems Ltd. was obtained from an article published in The Wall Street Journal dated February 28, 2011.

These companies’ systems rely on vehicle weight to depress elaborate piston configurations situated beneath slats or plates which hydraulically pump fluids to electrical generators. We believe these methods are substantially different from our MotionPower™ Technology which makes use of otherwise wasted kinetic energy when cars and trucks slow down. Unlike these other systems, our MotionPower Technology does not require many moving mechanical parts, which we believe make it less vulnerable to mechanical failure.

We also anticipate that competition could grow if first-generation energy harvesting technologies designed to capture human kinetic energy and other such small-scale devices begin to gain commercial acceptance. Such devices could potentially be re-engineered to capture the kinetic energy of moving vehicles.

There can be no assurance new competitors will not succeed in developing products that are more effective than our MotionPower™ Technology, therefore rendering our products, if any, obsolete and non-competitive. In addition to our research and development efforts, we have undertaken a public relations/advertising program designed to establish our “brand” name recognition early on in our corporate development, as described under “—Competition for Solar Window™ Technology and Products.” We intend to continue to develop and market our brand name pending commercialization of our MotionPower™ Technology products, if ever successfully developed. We believe our strategy ultimately will assist the marketing, distribution and public acceptance of any MotionPower™ Technology products we develop.

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

Proprietary Assets

SolarWindowTM

The SolarWindow™ Technology is subject to eleven (11) patent applications filed by the University of South Florida Research Foundation, Inc. We have obtained an exclusive license from the University of South Florida Research Foundation, Inc. to market the SolarWindow™ Technology.

MotionPowerTM

Through Kinetic Energy Corporation we have filed forty-five (45) Non-Provisional and International Patent Applications in the U.S. Patent and Trademark Office related to our MotionPower™ Technology. Each of these applications has been filed in the name of the individual inventors. Each of the inventors has assigned and transferred to Kinetic Energy Corporation the full and exclusive right to these inventions in the U.S., its territories, dependencies and possessions and the entire right, title and interest in and to any and all Letters Patent(s) that may be granted therefore in the U.S., its territories, dependencies and possessions, and in any and all foreign countries, and to any and all divisions, reissues, continuations, conversions and extensions thereof for the full term or terms for which the same may be granted.

Government Regulation

SolarWindow™

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

The production and marketing of SolarWindow™ Technology derived products would be subject to existing safety regulations and may be subject to yet unknown regulations.

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

The production, marketing, and installation of our MotionPower™ Technology products may be construed by regulatory agencies as a new technology for roadway implementation, which could be subject to existing safety regulations and may be subject to yet unknown regulations.

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

Employees

As of August 31, 2012, we have four full time employees, our President and Chief Executive Officer and Chief Financial Officer, Mr. John A. Conklin; Dr. Scott Hammond, Principal Scientist; J. Patrick Thompson, Vice President of Business and Technology Development; and Briana Erickson, Manager of Business Operations & Communications.

Item 2. Properties

Our corporate office is located at 9192 Red Branch Road, Suite 110, Columbia, Maryland 21045. On December 1, 2010, we renewed our sublease agreement on a month-to-month basis with MVP Law Group, P.A., of which our former Chief Executive Officer and President is a founder and former managing attorney. Rent for this office space is $1,100 per month.

We also maintain an office at 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637. We have a one year lease, which began on February 16, 2009 and automatically renews on the anniversary date for another year unless terminated by us. We may terminate this lease agreement by giving written notice to the landlord not less than sixty (60) days prior to the expiration of the term of the lease. The rent for the office in Tampa, Florida is $225 per month plus tax and variable charges.

Item 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “NENE”. Our warrants to purchase common stock are not currently traded on any market.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low
Fiscal Year Ended August 31, 2012
First Quarter 2012 (September 1 – November 30, 2011)	$2.30	$1.41
Second Quarter 2012 (December 1, 2011 – February 29, 2012)	$2.39	$1.08
Third Quarter 2012 (March 1 – May 31, 2012)	$4.42	$1.81
Fourth Quarter 2012 (June 1 – August 31, 2012)	$2.03	$1.25

Fiscal Year Ended August 31, 2011
First Quarter 2011 (September 1 – November 30, 2010)	$5.13	$1.59
Second Quarter 2011 (December 1, 2010 – February 28, 2011)	$6.72	$4.50
Third Quarter 2011 (March 1 – May 31, 2011)	$4.11	$1.55
Fourth Quarter 2011 (June 1 – August 31, 2011)	$2.40	$1.25

All stock prices reflect the one-for-three reverse stock split effective as of March 21, 2011. On November 15, 2012, the closing price of our common stock was $0.82 per share.

As of November 15, 2012, there were approximately 33 stockholders of record of our common stock. A portion of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2012.

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

We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period. We use the Black-Scholes option pricing model to calculate the fair value of stock option grants. The Black-Scholes option pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	861,671 (2)	$2.10	4,064,995
Equity compensation plans not approved by security holders	—	—	—
Total	861,671	$2.10	4,064,995

(1) Consists of grants under our 2006 Stock Plan.

(2) Please refer to our financial statements “ITEM 8. FINANCIAL STATEMENTS; NOTE 7. STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the “SEC”), including the following:

•	Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).
•	The information contained in an annual report on Form 10-K under the Exchange Act.
•	The information contained in any reports or documents required to be filed by New Energy Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in the Company's affairs that are not disclosed in the documents furnished.

During the year ended August 31, 2012, in connections with the Bridge Loan Agreement dated April 17, 2012, the Company issued 625,000 Series G Stock Purchase Warrants which are exercisable at $1.92 per share.

During the year ended August 31, 2011, Mr. Patel, former Chief Executive Officer received 50,318 shares of common stock upon the exercise of 73,334 options, of which 26,984 were issued after effecting a cashless exercise; and investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired.

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

Overview

We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sungen, KEC and New Energy Solar. Sungen was incorporated on July 11, 2006, in the State of Nevada and is currently inactive. KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to our MotionPower™ technology. Our business activities related to the MotionPower™ Technology are conducted through KEC. New Energy Solar was incorporated on February 9, 2009, in the State of Florida and has entered into a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc.

We are a development stage renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are the subject of fifty-six (56) US and international Patent filings. Our SolarWindow™ Technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells. Our SolarWindow™ Technology is the subject of eleven (11) patent filings. Our MotionPower™ Technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ Technology is the subject of forty-five (45) patent filings.

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

As of August 31, 2012, we had working capital of $1,017,597. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least February 2013. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ Technology and our MotionPower™ Technology. These agreements, and certain effects of these agreements on our financial statements for the periods presented in this prospectus, are summarized below.

SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy and No-Cost Extension to the Cooperative Research and Development Agreement

On March 18, 2011, in our efforts to advance the commercial development of the SolarWindow™ technology, we entered into the CRADA with the NREL under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals.

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

Pursuant to the CRADA, during the years ended August 31, 2012 and 2011, we recorded $161,170 and $125,909, respectively, as research and development expense. From inception (May 5, 1998) to August 31, 2012, we recorded $287,079 as research and development expense. The No-Cost Extension to the CRADA extends SolarWindow™ development through December 2012.

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement, Sponsored Research Agreement, and No-Cost Sponsored Research Agreement Extension

Through New Energy Solar, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for our support of a project relating to the development of the SolarWindow™ Technology and grant us an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology. Pursuant to SEC Rule 24b-2, we submitted requests to the SEC for confidential treatment of certain portions of these agreements, which have been granted. Accordingly, certain terms of these agreements have not been disclosed.

On July 5, 2011, we entered into a letter agreement pursuant to which we agreed to reimburse the University of South Florida (“USF”) for filing fees associated with USF’s Provisional Patent and future PCT Applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, we committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted us the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a Provisional Patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, we could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time we fail to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The No-Cost Extension to the Sponsored Research Agreement extends SolarWindow™ R&D through December 2012.

During the years ended August 31, 2012 and 2011, and from inception (May 5, 1998) to August 31, 2012, we recorded the following as research and development and patent related expense pursuant to these agreements:

	Year Ended August 31,		May 5, 1998 (Inception) to
	2012	2011	August 31, 2012
University of South Florida:
Research and development expense	$117,683	$113,762	$408,553
Patent and PCT application expense	36,294	11,788	49,204
Total	$153,977	$125,550	$457,757

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through Sungen, we were a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign (“UIUC”) that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, we advanced a total of $266,709 to UIUC pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we were to advance an additional $156,109 to UIUC, which is included in other accrued liabilities at August 31, 2011. We have not made the advance as the advance was contingent on the determination as to whether funds previously paid to UIUC under the terms of the agreement had been fully expended. We were of the opinion that to the extent these funds were not expended by UIUC, we were not obligated to make any further payments to UCIC. We evaluated the status of the aforementioned agreement and related contingent liability to UIUC and have determined that the $156,109 liability is no longer valid and has been reclassified to other income.

MotionPower™ Technology

Sigma Design Agreement

Through KEC, we continue to be a party to certain consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services primarily relating to the development of our MotionPower™ Technology. On January 12, 2012, Sigma Design proposed, and we agreed, to have Sigma design, fabricate and perform initial testing of our MotionPower™ Technology. The estimated cost to perform this work was $185,000 to $205,000 with a 20%, or $37,000 down payment and monthly billings. During the year ended August 31, 2012, we expensed $210,918 related to this work.

Including the January 12, 2012 agreement, during the years ended August 31, 2012 and 2011, we recorded $314,205 and $147,423, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to August 31, 2012, we recorded $727,898 as research and development expense pursuant to these agreements. We continue to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop our MotionPower™ technology.

Veryst Agreement

Through KEC, we were party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010 (collectively, the “Veryst Agreements”), all relating to the development of the Company’s MotionPowerTM technologies. Pursuant to SEC Rule 24b-2, we submitted a request to the SEC for confidential treatment of certain portions of the November 4, 2008 agreement, relating to the payment terms, scope of work and the milestone terms of the agreement, which was granted. As of August 31, 2012, Veryst Engineering LLC has successfully completed its contracted services associated with the Veryst Agreements.

During the years ended August 31, 2012 and 2011, we recorded $2,564 and $48,225, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to August 31, 2012, we recorded $560,880 as research and development expense pursuant to these agreements.

Results of Operations

Year Ended August 31, 2012 Compared with the Year Ended August 31, 2011

Operating Expenses

A summary of our operating expense for the years ended August 31, 2012 and 2011 follows:

	Year Ended
	August 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change
Operating expense
Selling, general and administrative	$1,442,988	$1,622,479	$(179,491)	-11%
Stock compensation	205,098	1,551,079	(1,345,981)	-87%
Research and development	672,443	451,372	221,071	49%
Total operating expense	$2,320,529	$3,624,930	$(1,304,401)	-36%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $179,491 year-over-year decrease is primarily due to a $220,469 decrease in public company expenses primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community; $60,589 decrease in personnel related costs primarily related to the inclusion of former Chief Operating Officer Andrew Farago and our former Chief Financial Officer Elliot Maza during 2011 offset by an increase in the salary of our current Chief Executive Officer; and $33,701 decrease in travel and corporate information technology related costs offset by an increase of $108,497 of professional fees primarily related to the filing of patent applications and related legal work; and $26,771 increase in general office expenses.

Stock Compensation

Stock compensation represents the expense associated with the amortization of our stock options. During the year ended August 31, 2012, stock compensation expense decreased $1,345,981 to $205,098 compared to $1,551,079 during the year ended August 31, 2011. As of August 31, 2012, there is $131,347 remaining to be expensed through 2015 related to the currently outstanding stock options.

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

The amount of R&D expense incurred for our various research related agreements follows:

		Year Ended		May 5, 1998
	Development	August 31,		(Inception) to
	Activity	2012	2011	August 31, 2012
University of Illinois	Solar WindowTM	$-	$-	$422,818
Alliance for Sustainable Energy, LLC	Solar WindowTM	161,170	125,909	287,079
University of South Florida	Solar WindowTM	117,683	123,762	408,553
Sigma Design Company, LLC	Motion PowerTM	314,205	147,423	727,898
Veryst Engineering LLC	Motion PowerTM	2,564	48,225	560,880
Other		76,821	6,054	182,911
		$672,443	$451,372	$2,590,139

R&D costs increased by $221,071 during 2012 compared to 2011 predominantly due to the Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory under its U.S. Department of Energy contract, and the Sigma Design Company, LLC agreement.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2012 and 2011 follows:

	Year Ended
	August 31,		Increase/
	2012	2011	(Decrease)
Other income (expense)
Interest expense-other	$(26,231)	$(1,391)	$(24,840)
Interest expense - accretion of debt discount	(515)	-	(515)
Foreign exchange loss	(55)	(1,488)	1,433
Change in fair value of warrant liability	-	8,059	(8,059)
Payable written off	156,109	-	156,109
Total other income (expense)	$129,308	$5,180	$124,128

Interest Expense

Interest expense of $26,231 during the year ended August 31, 2012, relates to the 7% stated interest of the April 17, 2012 Bridge Loan. Interest expense - accretion of debt discount also relates to the April 17, 2012, Bridge Loan and represents the accretion of the discount applied to the loan as a result of the issuance of 625,000 detachable warrants and the beneficial conversion feature contained in the Bridge Loan and is calculated according to the effective interest method.

Change in Fair Value of Warrant Liability

We determined that our Class F Callable Warrants contained a dilutive issuance provision. As a result, we reclassified 1,062,833 of our Class F Callable Warrants to a long-term warrant liability. Our Class F Callable Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter. During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. On February 12, 2011, all unexercised Class F Callable Warrants expired resulting in the $8,059 adjustment to their fair value to $0 during the year ended August 31, 2011.

Payable written off

Through our wholly-owned subsidiary, Sungen Energy, Inc., we were a party to a Sponsored Research Agreement with the UIUC that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, we had advanced a total of $266,709 to UIUC pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we were to advance an additional $156,109 UIUC, which is included in other accrued liabilities at August 31, 2011. We had not made the advance pending determination as to whether funds previously paid to UIUC under the terms of the agreement had been fully expended. We were of the opinion that to the extent these funds were not expended by UCIC, we were not obligated to make any further payments to UCIC. During the year ended August 31, 2012, we evaluated the status of the aforementioned agreement and related contingent liability to UIUC and determined that the $156,109 liability is no longer valid and has been reclassified to other income.

Discontinued Operations

On August 19, 2011, we established Nakoda, a California corporation and wholly-owned subsidiary of ours, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. In January, 2012, we divested ourselves of Nakoda due to the high costs associated with growing operations and difficult financing environment resulting in a loss of $242,210 recorded as discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $12,781,357 through August 31, 2012. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At August 31, 2012, we had a cash and cash equivalent balance of $1,046,918. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008, from the exercise of warrants and stock options and $1,000,000 of proceeds from a bridge loan on April 17, 2012.

Net cash used in operating activities was $2,248,809 for the year ended August 31, 2012, compared to net cash used in operating activities of $2,166,128 for the year ended August 31, 2011. The increase in cash used in operating activities of $82,681 substantially reflects increases in amounts paid for research and development offset by decreases in selling, general and administrative costs.

Net cash used by investing activities was $24,458 and $1,390 for the years ended August 31, 2012 and 2011, respectively. The increase of $23,068 is primarily related to MotionPower™ demonstration equipment and computer hardware.

Net cash provided by financing activities during 2012 of $1,000,000 was from the Bridge Loan dated April 17, 2012 whereas the $3,985,175 provided during the year ended August 31, 2011 was due to the exercise of Class F Callable Warrants resulting in $3,954,375 and $30,800 from the exercise of stock options.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of August 31, 2012, we have future minimum lease payments of $1,100 each month under our corporate and other office operating leases. In addition, we have future minimum payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of August 31, 2012 and 2011	22

Consolidated Statements of Operations for the Years Ended August 31, 2012 and 2011 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2012	23

Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2012	24

Consolidated Statements of Cash Flows for the Years Ended August 31, 2012 and 2011 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2012	25

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Energy Technologies, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of New Energy Technologies, Inc. and Subsidiaries ("the Company") (a development stage company) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Energy Technologies, Inc. and Subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 28, 2012

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 and 2011

	August 31,	August 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,046,918	$2,320,185
Deferred research and development costs	32,595	156,279
Deferred offering costs	-	20,000
Prepaid expenses and other current assets	28,233	49,382
Total current assets	1,107,746	2,545,846

Equipment, net of accumulated depreciation of $5,882 and $463 at August 31, 2012 and 2011	19,966	927
Total assets	$1,127,712	$2,546,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$63,403	$119,868
Accrued liabilities	26,231	161,009
Convertible promissory note, net of discount of $999,485 and $0 at August 31, 2012 and 2011	515	-
Total current liabilities	90,149	280,877

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at August 31, 2012 and 2011	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 shares issued and outstanding at August 31, 2012 and 2011	20,638	20,638
Additional paid-in capital	13,798,282	12,593,184
Deficit accumulated during the development stage	(12,781,357)	(10,347,926)
Total stockholders' equity	1,037,563	2,265,896
Total liabilities and stockholders' equity	$1,127,712	$2,546,773

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011 AND FOR THE

PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2012

			Cumulative
			May 5, 1998
	Year Ended August 31,		(Inception) to
	2012	2011	August 31, 2012

Revenue	$-	$-	$-

Operating expense
Selling, general and administrative	1,648,086	3,173,558	11,385,992
Research and development	672,443	451,372	2,590,139
Total operating expense	2,320,529	3,624,930	13,976,131

Loss from operations	(2,320,529)	(3,624,930)	(13,976,131)

Other income (expense)
Interest income	-	-	98,582
Interest expense - other	(26,231)	(1,391)	(38,624)
Interest expense - accretion of debt discount	(515)	-	(515)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange loss	(55)	(1,488)	(86,428)
Change in fair value of warrant liability	-	8,059	2,128,331
Payable written off	156,109	-	186,109
Total other income (expense)	129,308	5,180	2,341,852

Loss from continuing operations	(2,191,221)	(3,619,750)	(11,634,279)

Loss from discontinued operations	(242,210)	-	(404,307)

Net loss	$(2,433,431)	$(3,619,750)	$(12,038,586)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.11)	$(0.18)
Discontinued operations	$(0.01)	$-
Total	$(0.12)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	20,638,360	20,396,362

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM MAY 5, 1998 (INCEPTION) TO August 31, 2012

				Accumulated
				Other	Deficit Accumulated
	Common Stock		Additional	Comprehensive	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000
Net loss for the year ended August 31, 1998					(12,326)	(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	(12,326)	140,674

Net loss for the year ended August 31, 1999					(77,946)	(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	(77,946)	62,728

Net loss for the year ended August 31, 2000					(12,446)	(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	(12,446)	50,282

Net loss for year ended August 31, 2001					(12,904)	(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	(12,904)	37,378

Net loss for the year ended August 31, 2002					(54,935)	(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	(54,935)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	-	-	103,332
Net loss for the year ended August 31, 2003					(97,662)	(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	(97,662)	(11,887)

Net loss for the year ended August 31, 2004					(19,787)	(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	(19,787)	(31,674)

Net loss for the year ended August 31, 2005					(103,142)	(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	(103,142)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Net loss for the year ended August 31, 2006					(157,982)	(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	(157,982)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	-	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	-	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	-	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	-	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	-	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)
Comprehensive income (loss)
Foreign currency translation adjustments				(1,811)	-	(1,811)	(1,811)
Net loss for the year ended August 31, 2007					(1,442,769)	(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)	(1,444,580)	1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	-	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	-	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	-	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	-	-	218,750
Stock based compensation	-	-	3,600,303	-	-	-	3,600,303
Comprehensive income (loss)
Foreign currency translation adjustments				12,504	-	12,504	12,504
Net loss for the year ended August 31, 2008					(5,721,545)	(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	10,693	(8,113,444)	(5,709,041)	2,941,589

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	-	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	-	-	1,032,500
Stock based compensation	-	-	183,312	-	-	-	183,312

Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)
Comprehensive income
Foreign currency translation adjustments				(10,693)	-	(10,693)	(10,693)
Net loss for the year ended August 31, 2009					1,961,175	1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526	-	(6,152,269)	1,950,482	2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040

Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	-	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)
Net loss for the year ended August 31, 2010					(233,136)	(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	-	(6,728,176)	(233,136)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	-	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	-	-	30,800
Stock based compensation	-	-	2,855,630	-	-	-	2,855,630

Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	-	-	(1,304,551)
Net loss for the year ended August 31, 2011					(3,619,750)	(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	$20,638	$12,593,184	$-	$(10,347,926)	(3,619,750)	$2,265,896

Stock based compensation	-	-	237,046	-	-	-	237,046

Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	-	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	-	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	-	-	452,950
Net loss					(2,433,431)	(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	$20,638	$13,798,282	$-	$(12,781,357)	$(2,433,431)	$1,037,563

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011 AND FOR THE

PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2012

			Cumulative
			May 5, 1998
	Year Ended August 31,		(Inception) to
	2012	2011	August 31, 2012
Cash flows from operating activities
Loss from continuing operations	$(2,191,221)	$(3,619,750)	$(11,634,279)
Add: loss from discontinued operations	(242,210)	-	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,419	463	10,364
Stock based compensation expense	237,046	2,855,630	7,537,331
Reversal of stock based compensation expense due to forfeiture of
stock options	(31,948)	(1,304,551)	(5,406,563)
Change in fair value of warrant liability	-	(8,059)	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	(156,109)	-	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	515	-	515
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	123,684	(92,072)	(32,595)
Decrease (increase) in prepaid expenses and other current assets	41,149	(55,004)	(28,233)
Increase (decrease) in accounts payable	(56,465)	52,315	93,403
Increase (decrease) in accrued liabilities	21,331	4,900	182,340

Net cash used in operating activities	(2,248,809)	(2,166,128)	(11,884,825)

Cash flows from investing activity
Purchase of equipment	(24,458)	(1,390)	(35,637)
Net cash used in investing activity	(24,458)	(1,390)	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	3,985,175	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	1,000,000	-	1,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	1,000,000	3,985,175	12,967,380

Increase (decrease) in cash and cash equivalents	(1,273,267)	1,817,657	1,046,918

Cash and cash equivalents at beginning of period	2,320,185	502,528	-

Cash and cash equivalents at end of period	$1,046,918	$2,320,185	$1,046,918

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1,391	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$547,050	$-	$547,050
Debt discount recorded for beneficial conversion feature	$452,950	$-	$452,950
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 - Organization, Going Concern and Summary of Significant Accounting Policies

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

On August 19, 2011, the Company established Nakoda, a California corporation and wholly-owned subsidiary of the Company, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. Due to the high costs associated with growing operations and difficult financing environment, management suspended all Nakoda related operations as of November 30, 2011. On January 20, 2012, management completed the sale of Nakoda Energy, Inc. as described pursuant to a Stock Purchase Agreement. The Company did not recognize any revenue from Nakoda related operations nor were there any recorded assets or liabilities as of and during the years ended August 31, 2012 and 2011. During the year ended August 31, 2012, The Company recognized a loss of $242,210 from discontinued operations, of which $102,250 of this loss resulted from the disposition.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests solar energy of the sun and artificial light, and the other harvests kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of fifty-six (56) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and commercial deployment.

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
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 - Organization, Going Concern and Summary of Significant Accounting Policies (Continued)

Organization (Continued)

The Company’s MotionPower™ Technology harvests the available "kinetic" or "motion" energy of cars, trucks, buses, and heavy commercial vehicles when they slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency).

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

Going Concern

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $12,781,357 as of August 31, 2012, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended August 31, 2012, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of August 31, 2012, the Company had cash and cash equivalents of $1,046,918. The Company will remain engaged in research and product development activities at least through February, 2013. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations for the next six months. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

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
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of our notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 1 - Organization, Going Concern and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 6 - Capital Stock” and “Note 7 - Stock Options” for additional information on the Company’s stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Segment Reporting

The Company’s business is considered to be operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note 8 - Net Loss Per Share” for further discussion.

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

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 2 - Accounts Payable

At August 31, 2012, accounts payable totaling $63,403 consisted of $24,863 of professional services and $38,540 of trade payables. Accrued liabilities consisted of $26,231 of accrued interest on the Company's $1,000,000 outstanding bridge Loan agreement dated April 17, 2012.

At August 31, 2011, accounts payable totaling $119,868 consisted of $52,029 of professional services and $67,839 of trade payables. Accrued liabilities consisted of $156,109 due to the University of Illinois that was written off in 2012 (See “Note 4 - SolarWindow™ Technology;” University of Illinois at Urbana-Champaign Sponsored Research Agreement), $1,900 due an investor relations firm and $3,000 due to Veryst Engineering LLC.

NOTE 3 - Convertible Promissory Note

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”) pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “Loan”), compounded quarterly; following the occurrence of an event of default, as further specified in the Loan Agreement, the annual interest rate would increase to 15%. The Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by us in excess of $1,000,000, or (b) April 16, 2013. As a condition to the Creditor’s entry into the Loan Agreement, we issued the Creditor 625,000 Series G Stock Purchase Warrants (the “Series G Warrants”), which are exercisable through April 17, 2016, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. Additionally, the Series G Warrants contain a cashless exercise provision and require us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor. The Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for the Company’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein.

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

During the year ended August 31, 2012, the Company recognized $26,231 of interest expense related to this Note and $515 of accretion related to the debt discount. The remaining debt discount of $999,485 will be amortized through April 16, 2013.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 4 - SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, in efforts to advance the commercial development of the SolarWindow™ Technology, the Company entered into a Stevenson-Wydler Cooperative Research and Development Agreement (the “CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of the Company’s exclusive intellectual property and NREL’s background intellectual property in order to work towards specific product development goals.

Pursuant to the CRADA, during the years ended August 31, 2012 and 2011, we recorded $161,170 and $125,909, respectively, as research and development expense. From inception (May 5, 1998) to August 31, 2012, the Company recorded $287,079 as research and development expense.

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through New Energy Solar, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for the Company's support of a project relating to the development of the SolarWindow™ Technology and grant it an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ Technology.

On July 5, 2011, the Company entered into a letter agreement pursuant to which it agreed to reimburse the University of South Florida (“USF”) for filing fees associated with USF’s Provisional Patent and future PCT Applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, the Company committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted the Company the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a Provisional Patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, the Company could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time the Company fails to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The No-Cost Extension to the Sponsored Research Agreement extends SolarWindow™ R&D through December 2012.

During the years ended August 31, 2012 and 2011, and from inception (May 5, 1998) to August 31, 2012, the Company recorded the following as research and development and patent related expense pursuant to these agreements:

	Year Ended August 31,		May 5, 1998 (Inception) to
	2012	2011	August 31, 2012
University of South Florida:
Research and development expense	$117,683	$123,762	$408,553
Patent and PCT application expense	11,788	36,294	49,204
Total	$129,471	$160,056	$457,757

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 4 - SolarWindow™ Technology (Continued)

University of Illinois at Urbana-Champaign Sponsored Research Agreement

Through Sungen, the Company was a party to a Sponsored Research Agreement with the University of Illinois at Urbana-Champaign (“UIUC”) that provided for our support of the development of a new technology to integrate films of silicon nanoparticle material on glass substrates. This agreement expired on August 22, 2008. As of such date, the Company advanced a total of $266,709 to UIUC pursuant to the terms of the agreement. Pursuant to the terms of the agreement, the Company was to advance an additional $156,109 to UIUC, which is included in other accrued liabilities at August 31, 2011. The Company has not made the advance as the advance was contingent on the determination as to whether funds previously paid to UIUC under the terms of the agreement had been fully expended. The Company was of the opinion that to the extent these funds were not expended by UIUC, it was not obligated to make any further payments to UIUC. The Company evaluated the status of the aforementioned agreement and related contingent liability to UIUC and determined that the $156,109 liability is no longer valid and has been reclassified to other income.

NOTE 5 - MotionPower™ Technology

Veryst Agreement

Through KEC, the Company was party to certain agreements with Veryst Engineering LLC, a Boston area engineering and consulting firm with experience in product development and energy harvesting; one dated November 4, 2008, two dated September 9, 2009 and one dated July 6, 2010 (collectively, the “Veryst Agreements”), all relating to the development of the Company’s MotionPowerTM technologies. As of August 31, 2012, Veryst Engineering LLC has successfully completed its contracted services associated with the Veryst Agreements.

During the years ended August 31, 2012 and 2011, the Company recorded $2,564 and $48,225, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to August 31, 2012, the Company recorded $560,880 as research and development expense pursuant to these agreements.

Sigma Design Agreement

Through KEC, the Company continues to be a party to certain consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services primarily relating to the development of the MotionPower™ technology. On January 12, 2012, Sigma Design proposed, and the Company agreed, to have Sigma design, fabricate and perform initial testing of the MotionPower™ technology. The estimated cost to perform this work was $185,000 to $205,000 with a 20%, or $37,000 down payment and monthly billings. During the year ended August 31, 2012, the Company expensed $210,918 related to this work.

Including the January 12, 2012 agreement, during the years ended August 31, 2012 and 2011, the Company recorded $314,205 and $147,423, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to August 31, 2012, the Company recorded $727,898 as research and development expense pursuant to these agreements. The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the MotionPower™ technology.

NOTE 6 - Capital Stock

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
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 6 - Capital Stock (Continued)

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

The Company determined that its Class F Callable Warrants contained a dilutive issuance provision. As a result, the Company reclassified 1,062,833 of its Class F Callable Warrants to a long-term warrant liability. The Company’s Class F Callable Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter. During the year ended August 31, 2011, investors exercised 1,054,512 Class F Callable Warrants for aggregate gross proceeds of $3,954,375. all unexercised Class F Callable Warrants expired resulting in the adjustment to their fair value to $0 during the year ended August 31, 2011.

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

The per share exercise price for each stock option is determined by the Board and may not be below the underlying stock price on the date of grant as listed on the OTC Markets Group, Inc. QB tier (the “OTCQB”).

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

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 7 - Stock Options (Continued)

A summary of the Company’s stock option activity for the years ended August 31, 2012 and 2011, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49
Forfeitures	(98,334)	5.93
Outstanding at August 31, 2012	861,671	2.10	7.41 years	$0

Exercisable at August 31, 2012	385,666	2.39	6.80 years	$0

Available for grant at August 31, 2012	4,064,995

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on August 31, 2012. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.29 on August 31, 2012 and no outstanding options have an exercise price below $1.32 per share, as of August 31, 2012, there is no intrinsic value to our outstanding stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the years ended August 31, 2012 and 2011, and from May 5, 1998 (inception) to August 31, 2012:

			Cumulative
	Year Ended		May 5, 1998
	August 31,		(Inception) to
	2012	2011	August 31, 2012
Stock Compensation Expense:
Selling general and administrative expense	$205,098	$1,551,079	$2,130,768

As of August 31, 2012, the Company had $131,347 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.75 years.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 7 - Stock Options (Continued)

Stock Option Activity During the Years Ended August 31, 2012

On December 8, 2011, Mr. Todd Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock based compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock based compensation was reversed on November 30, 2011, resulting in total stock based compensation expense related to Mr. Pitcher’s stock option grant of $19,541. Mr. Pitcher has until December 8, 2013, to exercise his 6,667 vested stock options.

On August 12, 2012, 83,334 vested options held by Mr. Andrew Farago, the Company's former Chief Operating Officer expired unexercised.

On September 30, 2012, Mr. Javier Jimenez resigned from the Board. As a result of his resignation, Mr. Jimenez forfeited 5,000 unvested stock options and had vested 11,667 stock options. During the years ended August 31, 2012 and 2011, the Company recorded stock based compensation of $66,252 and $25,528, respectively for the amortization of the fair value of his stock option of which $9,117 and $14,588 relate to the forfeited options. Since the stock option was forfeited prior to 5,000 options vesting, $23,705 previously recognized for stock based compensation was reversed on August 31, 2012, resulting in total stock based compensation expense related to Mr. Jimenez's stock option grant of $68,075. Mr. Jimenez has until September 30, 2014, to exercise his 11,667 vested stock options.

Stock Option Activity During the Year Ended August 31, 2011

On April 5, 2011, the Company granted a stock option to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $2.50 per share, the fair market value of the Company’s common stock on the date of grant, to an employee as partial compensation for services. The stock options expire ten years from the date of grant, on April 5, 2021 and vests as follows: (a) 2,000 shares on December 1, 2011, and (b) 2,000 shares on each of April 1 of 2012, 2013, 2014, and 2015. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $23,536, estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.0%, risk-free rate of 2.9%, and a term of 7.67 years. During the years ended August 31, 2012 and 2011, the Company recognized $7,028 and $16,639 of expense related to this issuance.

On March 21, 2011, the Board appointed Mr. Todd Pitcher and Mr. Peter Fusaro as directors and granted them each a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on March 21, 2021 and vests as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each of Mr. Pitcher and Mr. Fusaro. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that either Mr. Pitcher or Mr. Fusaro ceases to be one of the Company’s directors. Upon termination of such service, Mr. Pitcher or Mr. Fusaro will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to Mr. Pitcher and Mr. Fusaro was $48,850, estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.3%, risk-free rate of 2.0%, and a term of 5.75 years. On December 8, 2011, Mr. Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011 resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. During the years ended August 31, 2012 and 2011, the Company recognized net expense of $8,243 and $55,568, respectively related to Mr. Pitcher and Mr. Fusaro’s option grants described above.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 7 - Stock Options (Continued)

Stock Option Activity During the Year Ended August 31, 2011 (Continued)

On January 17, 2011, the Board appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $6.51 per share, the fair market value of the Company’s common stock on the date the stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option vested as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The grant date fair value of the stock option granted to Mr. Jimenez was $97,250 estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.4%, risk-free rate of 2.0%, and a term of 5.75 years. On September 30, 2012, Mr. Javier Jimenez resigned from the Board. As a result of his resignation, Mr. Jimenez forfeited 5,000 unvested stock options and had vested 11,667 stock options. During the years ended August 31, 2012 and 2011, the Company recorded stock compensation of $66,252 and $25,528, respectively for the amortization of the fair value of his stock option of which $9,117 and $14,588 relate to the forfeited options. Since the stock option was forfeited prior to 5,000 options vesting, $23,705 previously recognized for stock compensation was reversed on August 31, 2012, resulting in total stock compensation expense related to Mr. Jimenez's stock option grant of $68,075. Mr. Jimenez has until September 30, 2014, to exercise his 11,667 vested stock options.

On December 23, 2010, the Board approved, and the Company granted, a stock option to each of the Company’s three non-employee directors to purchase 16,667 shares of its common stock at an exercise price of $5.94 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s three non-employee directors was $89,228 ($267,683 total) estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.8%, and a term of 5.75 years. During the years ended August 31, 2012 and 2011, the Company recognized $66,921 and $187,378 of expense related to these issuances.

On December 17, 2010, the Board approved, and the Company granted, Mr. Andrew Farago, the Company's former Chief Operating Officer, a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The grant date fair value of the stock option granted to Mr. Farago was $2,878,274 estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 134.4%, risk-free rate of 2.7%, and a term of 6.8 years. The stock option expired ten years from the date of grant and vested in certain blocks based on Mr. Farago achieving certain milestones. Effective as of August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Farago had vested 83,334 as a result of the Company appointing two new directors to its Board, who were recommended by Mr. Farago. During the year ended August 31, 2011, the Company recognized $479,712 as stock based compensation expense related to Mr. Farago’s 83,334 vested options which expired unexercised on August 12, 2012.

Stock Option activity During the Year Ended August 31, 2010

On December 15, 2009, the Board approved, and the Company granted, a stock option to each of three of its non-employee directors permitting each to purchase, subject to applicable vesting provisions, 16,667 shares of the Company’s common stock at an exercise price of $1.32 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires five years from the date of grant, on December 15, 2014 and vests as follows: (a) as to 6,667 shares on December 16, 2009; (b) as to 5,000 shares on December 16, 2010; and (c) as to 5,000 shares on December 16, 2011. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each 16,667 stock option was estimated at $1.05 each, for a total of $17,500, using the Black-Scholes-Merton formula with the following weighted average assumptions: 0% dividend yield, expected volatility of 140.41%, risk-free interest rate of 1.38%, and expected life of 3.25 years. During the years ended August 31, 2012 and 2011, the Company recorded stock compensation of $2,297 and $12,469, respectively for the amortization of the fair value of these stock options.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 7 - Stock Options (Continued)

Stock Option activity During the Year Ended August 31, 2010 (Continued)

On August 9, 2010 and pursuant to Mr. Conklin’s Employment Agreement, the Board granted a stock option to purchase up to 666,666 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.65 per share. The stock option expires ten years from the date of grant, on August 9, 2020. Subject to the restrictions and earlier termination provisions set forth in the stock option agreement, the option vests as follows:

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

The fair market value of the Company’s common stock on the date of grant was $1.62 per share. The grant date fair value of the 666,666 stock options was estimated at $1.50 each, for a total of $1,008,814, using the Black-Scholes-Merton formula with the following assumptions: dividend yield of 0%, expected volatility of 134.81%, risk-free interest rate of 2.21%, and expected life of 7.2 years. During the years ended August 31, 2012 and 2011, the Company recorded stock compensation of $105,190 and $722,909, respectively for the amortization of the fair value of this stock option. Through August 31, 2012, the Company has recognized $906,707 of expense related to Mr. Conklin's option.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 7 - Stock Options (Continued)

The following table summarizes information about stock options outstanding and exercisable at August 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted Average	Weighted
Range of	Number of	Average	Average	Number	Remaining	Average
Exercise	Options	Contractural	Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Life (Years)	Price

$1.32	50,001	2.29	$1.32	50,001	2.29	$1.32
$1.65	666,667	7.95	$1.65	233,333	7.95	$1.65
$2.50	10,000	8.60	$2.50	4,000	8.60	$2.50
$2.55	33,334	6.03	$2.55	19,998	6.03	$2.55
$3.27	23,334	6.48	$3.27	18,334	5.91	$3.27
$4.98	16,667	5.53	$4.98	13,332	5.53	$4.98
$5.94	50,001	8.32	$5.94	35,001	8.32	$5.94
$6.51	11,667	2.08	$6.51	11,667	2.08	$6.51

Total	861,671	7.41	$2.10	385,666	6.80	$2.39

In addition to stock compensation recorded for the stock option grants and forfeitures discussed above, the Company recorded stock compensation for stock options previously granted and vesting over time of $11,013 and $19,762 during the years ended August 31, 2012 and 2011, respectively.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 8 - Net Loss Per Share

During the years ended August 31, 2012 and 2011, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Excluded from the computation of diluted net loss per share for the year ended August 31, 2012, are stock options to acquire 861,671 shares of common stock with a weighted-average exercise price of $2.10 per share, warrants to acquire 625,000 shares of common stock with a weighted-average exercise price of $1.92 per share and convertible debt convertible into 625,000 shares of common stock upon conversion at a conversion price of $1.60 per share. Excluded from the computation of diluted net loss per share for the year ended August 31, 2011 are stock options to acquire 960,005 shares of common stock with a weighted-average exercise price of $2.49 per share.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2012 and 2011:

	Year Ended
	August 31,
	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,433,431)	$(3,619,750)

Denominator:
Weighted average number of common shares outstanding	20,638,360	20,396,362

Basic and diluted EPS	$(0.12)	$(0.18)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

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

For services rendered in the capacity of a Board member, non-employee Board members received $2,500 through the our first fiscal quarter ended November 30, 2010, and $3,750 per quarter thereafter. New Board member compensation is pro rated in their first quarter. During the years ended August 31, 2012 and 2011, the Company incurred $91,200 and $64,013, respectively in cash based Board compensation. Additionally, the Company recognized stock based compensation expense related to stock options granted for services rendered by non-employee directors of the Company (See “Note 7 - Stock Options” above) during the years ended August 31, 2012 and 2011 of $90,297 and $341,429, respectively.

March 21, 2011, Todd Pitcher was elected to the Board and received $3,750 per quarter for his Board related services. On May 19, 2011, the Company entered into an Advisory Engagement Agreement (the “Agreement”) with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Mr. Pitcher. Pursuant to the Agreement Mr. Pitcher provided ongoing corporate advisory and support services - until the parties agree otherwise in writing - in exchange for compensation of $3,500 per month plus reimbursement of business related, out-of-pocket expenses. On July 1, 2011, the Agreement was amended to increase the monthly compensation from $3,500 to $10,000 due to the increased level of time required for Mr. Pitcher to execute his duties. On September 30, 2011, the Agreement was further amended to include the addition of a $1,000 per month health insurance reimbursement retroactively applied to include the month of July 2011. On December 8, 2011, Mr. Pitcher resigned from the Board and ceased performing services for the Company. The Company paid Mr. Pitcher $30,000 upon receipt of an executed Mutual Termination and Release.

On February 2, 2011, the Company entered into an employment agreement with Mr. Scott Taper pursuant to which Mr. Taper was appointed the Company’s Vice President of Business Development. Pursuant to the terms of the employment agreement, Mr. Taper was entitled to an annual salary of $90,000, which would increase to $100,800 if certain milestone were met, and a stipend of $1,000 per month to cover medical insurance premiums until such time as the Company could provide an alternative medical insurance plan. The employment agreement provided that Mr. Taper’s employment by the Company was “at-will employment” and may be terminated by Mr. Taper or the Company at any time, with or without cause, and for any reason whatsoever, upon written notice to the other. On February 28, 2011, Mr. Taper, resigned as the Company’s Vice President of Business Development.

On February 1, 2011, the Company entered into a consultancy agreement with Mr. Elliot Maza pursuant to which Mr. Maza was appointed the Company’s Chief Financial Officer. Pursuant to the terms of the consultancy agreement, Mr. Maza was entitled to a monthly fee of $7,500. The consultancy agreement provides that Mr. Maza’s engagement was on a part-time basis and “at-will” and may be terminated by Mr. Maza or the Company at any time, with or without cause, and for any reason whatsoever upon written notice to the other. On August 31, 2011, Mr. Maza, resigned as the Company’s CFO.

On December 17, 2010, the Company entered into an employment agreement with Mr. Farago pursuant to which Mr. Farago was appointed the Company’s Chief Operating Officer. Pursuant to the employment agreement, Mr. Farago was entitled to an annual salary of $150,000, to increase to $250,000 if the Company consummates either an equity or debt financing or series of financings with net proceeds of at least $7,000,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as the Company could provide an alternative medical insurance plan. The employment agreement provides that Mr. Farago’s employment by the Company was “at-will employment” and may be terminated by Mr. Farago or the Company at any time, with or without cause, and for any reason whatsoever upon written notice to the other. Also on December 17, 2010, the Board approved, and the Company granted, Mr. Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, the fair market value of the Company’s common stock on the date of grant. The stock option expired ten years from the date of grant and was subject to various vesting terms. Effective as of August 12, 2011, Mr. Andrew Farago resigned as the Chief Operating Officer. On the date of his resignation Mr. Farago had vested 83,334 options which which expired unexercised on August 12, 2012.

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 9 - Related Party Transactions (Continued)

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the years ended August 31, 2012 and 2011, the law firm of Sierchio & Company, LLP provided $176,404 and $198,142, respectively, of legal services. At August 31, 2012, the Company owed Sierchio & Company LLP $22,198 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 10 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2012 and 2011 are as follows:

	2,012	2,011
Deferred tax assets:
Net operating loss carryforwards	$2,506,712	$1,838,010
Capitalized research and development	756,562	554,707
Depreciation	(6,788)	-
Stock based compensation	659,793	654,728
Accrued research and development fees	-	53,077
Research and development credit carry forward	174,558	120,982
Total deferred tax assets	4,090,837	3,221,504
Less: valuation allowance	(4,090,837)	(3,221,504)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $869,333 and $1,267,271 for the years ended August 31, 2012 and 2011, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2012 available to offset future federal taxable income, if any, of $7,372,681, which will fully expire by the fiscal year ended August 31, 2032. Accordingly, there is no current tax expense for the years ended August 31, 2012 and 2011. In addition, the Company has research and development tax credit carry forwards of $174,558 at August 31, 2012, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2012 and 2011.

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

NOTE 10 - Income Taxes (Continued)

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2012 and 2011:

	2012	2011

Income tax benefit at statutory rate	$827,367	$1,230,715
Non-deductible meals and entertainment	(1,280)	(1,987)
Change in fair value of warrant liability	-	2,740
Research and development credit	53,576	35,803
Other	(10,330)	-
Change in valuation allowance	(869,333)	(1,267,271)
	$-	$-

The fiscal years 2009 through 2012 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 11 - Subsequent Events

On September 30, 2012, Mr. Javier Jimenez resigned as a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2012.

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

Name	Age	Current Position With Us	Director or Officer Since
John A. Conklin	53	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010 (1)

Alastair Livesey	55	Director	September 19, 2007

Joseph Sierchio	63	Director	July 24, 2008

Jatinder S. Bhogal	45	Director	September 9, 2008

Peter Fusaro	61	Director	March 21, 2011

(1) Mr. Conklin was appointed our President, Chief Executive Officer and Chief Financial Officer following the resignation of Meetesh V. Patel from such positions on August 9, 2010. Mr. Conklin was appointed to the the Board on March 21, 2011

(2) Mr. Jimenez resigned as a director effective as of September 30, 2012.

Former Officers and Directors

Meetesh V. Patel, our President, Chief Executive Officer since October 15, 2008, Chief Financial Officer since January 9, 2009 and director since September 19, 2008, resigned on August 9, 2010, from all such positions. James B. Wilkinson, our Chief Operating Officer since February 1, 2010, resigned from such position on February 15, 2010. Scott Taper, our Vice President of Business Development since February 2, 2011 resigned from such position on February 28, 2011. Elliot Maza our Chief Financial Officer since February 1, 2011 resigned from such position on August 31, 2011. Andrew T. Farago our Chief Operating Officer since December 17, 2010, resigned from such position on August 12, 2011. Mr. Todd Pitcher was appointed as our director on March 12, 2011, and as President of Nakoda Energy, Inc., our former subsidiary on August 19, 2011; Mr. Pitcher resigned from all his positions on January 3, 2012. Mr. Javier Jimenez served as Director from January 17, 2011 through September 30, 2012.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

John A. Conklin. Mr. Conklin is founder of Tellurium Associates, LLC, an industrial and environmental process design and operations consulting company, and founder of National Solar Systems, LLC, a New York based renewable energy firm. Mr. Conklin has studied chemical engineering, chemical technology, and numerous industrial, safety and renewable energy programs. With 26 years of industrial process and renewable and alternative energy experience, Mr. Conklin has consulted regarding and overseen the technical and business requirements of over 50 technology, manufacturing and industrial companies, ranging from start-ups to Fortune 500 companies, including industry leaders such as Lockheed Martin and TDI Power, a global manufacturer of power systems. Mr. Conklin serves as our President and Chief Executive Officer and brings a combination of technical, business and hands-on alternative and renewable energy experience.

Alastair Livesey. Dr. Livesey earned his B.A. in Science from the University of Cambridge in 1979, followed by an M.A. and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984, respectively. From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field. In April 2010, Dr. Livesey was appointed as the Managing Director of Diverse Energy Ltd, a UK firm developing and assembling fuel cell power plants to replace diesel generators. Dr. Livesey has subsequently left Diverse Energy and started a new company, Africa Power Ltd., to sell low-carbon and renewable power in Africa. Dr. Livesey was invited to join the Board due to, and we continue to benefit from, his experience with scientific research, and product and business development.

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP, our counsel, since May of 2007. Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May 2007. Prior thereto Mr. Sierchio was a partner at Eiseman Levine Learhaupt and Kakoyannis, PC. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of the following reporting companies: Ceres ventures, Inc., which is developing novel cost-effective water purification and treatment technologies to meet the water challenges and business opportunities arising in key sectors of the global economy, Alliqua, Inc. which develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels used for wound care, medical diagnostics, transdermal drug delivery and cosmetics, and Janus Resources, Inc., which is engaged in the acquisition, exploration and development, of oil and gas properties as well as precious metals.. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

Jatinder S. Bhogal. Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For more than 15 years, Mr. Bhogal has provided early business development guidance and consulting on a contract basis to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions. Mr. Bhogal is also a director of Selga, Inc., Armada Oil, Inc., and was a director of Alliqua, Inc. (formerly, HepaLife Technologies, Inc.), a biomedical products company, each of which is a public company. Mr. Bhogal was invited to join the Board due to, and we continue to benefit from, his experience with public companies in matters related to finance and business development.

Peter C. Fusaro. Mr. Fusaro is a best-selling author, keynote speaker and thought leader on emerging energy and environmental financial markets. He is Chairman of Global Change Associates an energy and environmental consultancy in New York since 1991 and is the best-selling author of What Went Wrong at Enron as well as 15 other books on energy and the environmental financial markets. Peter’s latest book will be published in 2010 by Oxford University Press on Energy and Environmental Project Finance Law and Taxation: New Investment Techniques. Mr. Fusaro is has been on the forefront of energy and environmental change for over 36 years focusing emissions, energy efficiency, cleantech, carbon trading and renewable energy markets. Mr. Fusaro has worked over 20 years on climate change issues and is currently advising on carbon trading and finance as well as clean energy technology and renewable energy to companies worldwide. Mr. Fusaro was selected for Who’s Who in America for 2007-2012 and Who’s Who in the World for 2009-2011. He coined the term “Green Trading” and holds the annual Wall Street Green Trading Summit X each spring (www.wsgts.com). Peter is advisor to 8 cleantech software and hardware companies in the US and UK. In 2009, Mr. Fusaro launched the Global Change Foundation focused on environmental education and projects (www.global-changefoundation.com) and held its first Green Jobs Summit in March 2010. The foundation also runs the Green Salon where artists perform and environmental experts speak. Mr. Fusaro graduated with an MA in international relations from Tufts University and a BA from Carnegie-Mellon University. He is on the Advisory Board of the ERB Institute for Global Sustainable Enterprise, Ross School of Business, University of Michigan as well as on the Board of Trustees of the UN’s Energy & Water Institute of New York.

All of our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.newenergytechnologiesinc.com. To access our Code of Ethics, click on “Investors”, and then click on “Code of Ethics” located under “Corporate Governance.”

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, John A. Conklin, 9192 Red Branch Road, Suite 110, Columbia, MD 21045.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board. Our Corporate Governance Guidelines are available on our website at http://www.newenergytechnologiesinc.com. To access our Corporate Governance Guidelines, click on “Investors,” and then click on “Corporate Governance Principles” located under “Corporate Governance.”

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2012, the Board held a total of eight meetings. All members of the Board attended at least 90% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2012.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the "COO") and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2012 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2012, 2011 and 2010.

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Option Awards ($) (6)	All Other Compensation($)(7)	Total ($)

John A. Conklin (1),	2012	$181,250	$45,000	-	$19,982	$246,232
President, Chief Executive	2011	$166,661	$25,000	-	$14,996	$206,657
Officer, Chief Financial Officer and Director	2010	$55,875	-	$1,128,789	$742	$1,185,406

Todd Pitcher (2)	2012	$67,500	-	-	$3,000	$70,500
Former President of Nakoda	2011	$29,581	-	$48,850	$2,000	$80,431
Energy, Inc.	2010	-	-	-	-	-

Meetesh V. Patel (3),	2012	-	-	-	-	-
Former President, Chief Executive	2011	-	-	-	-	-
Officer, Chief Financial Officer, and Former Director	2010	$166,767	-	$154,903	$14,400	$336,070

Elliot Maza (4)	2012	-	-	-	-	-
Former Chief Financial Officer	2011	$52,500	-	-	-	$52,500
	2010	-	-	-	-	-

Andrew Farago (5)	2012	-	-	-	-	-
Former Chief Operating Officer	2011	$125,000	-	$479,712	$8,000	$612,712
	2010	-	-	-	-	-

(1) On April 1, 2010, we entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies. In consideration of Mr. Conklin’s services, we paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter. Included in the salary amount above for the year ended August 31, 2010, is $45,656 for services rendered by Mr. Conklin pursuant to the consulting agreement from April 1, 2010 through August 8, 2010. Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer, and entered into an Employment Agreement with him on such date.

Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary of $150,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan. Effective January 1, 2010, Mr. Conklin's annual salary was increased to $175,000 and his medical stipend to $1,334 per month. Mr. Conklin was also awarded a $25,000 bonus during 2011. Effective January 1, 2012, Mr. Conklin's medical stipend was increased to $1,778 per month. Effective April 1, 2012, Mr. Conklin's annual salary was increased to $190,000 and Mr. Conklin was also awarded bonuses totaling $45,000 during 2012.

On August 9, 2010, the Company granted Mr. Conklin a stock option to purchase 666,666 shares of our common stock at an exercise price of $1.65 per share, the fair market value of our common stock on the date of grant. The stock option expires ten years from the date of grant and vests as follows:

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

(2) Todd Pitcher served as a director from March 12, 2011, President of Nakoda Energy, Inc., of our former subsidiary from August 19, 2011 and consulted in the capacity of Vice President of Finance for New Energy Technologies, Inc. pursuant to an Advisory Engagement Agreement dated May 19, 2011 until his resignation on January 3, 2012.

Pursuant to the Advisory Engagement Agreement (the "Agreement") dated May 19, 2011 and related amendments on July 1, 2011 and September 30, 2011with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Mr. Pitcher, Mr. Pitcher provided ongoing corporate advisory and support services in exchange for compensation of $10,000 per month and a $1,000 per month stipend to cover medical insurance premiums. On March 21, 2011, the Board granted Mr. Pitcher a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.27 per share, The grant date fair value of the stock options was $48,850, estimated using the Black-Scholes model. (See financial statement “Note 7 - Stock Options” for specific terms of this option grant). On December 8, 2011, Mr. Todd Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011, resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. Mr. Pitcher has until December 8, 2013, to exercise his 6,667 vested stock options. During 2012, Mr. Pitcher received compensation of $30,000 related to the Agreement, $30,000 severance, $7,500 as a member of the Board and $3,000 of stipend to cover medical insurance premiums.

(3) Meetesh Patel served as our President and Chief Executive Officer from October 15, 2008, Chief Financial Officer from January 9, 2009 and director from September 19, 2008 until his resignation on August 9, 2010.

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

(4) Elliot Maza served as our Chief Financial Officer from February 1, 2011 through August 31, 2011.

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

(5) Andrew Farago served as our Chief Operating Officer from December 17, 2010 through August 12, 2011.

Pursuant to Mr. Farago's employment agreement he received compensation of $150,000 per year plus a $1,000 monthly medical insurance stipend. See our Form 8-K filed December 23, 2010, exhibit 10.1 for a copy of Mr. Farago's employment agreement. Additionally, the Company granted, Mr. Farago a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.21 per share, The grant date fair value of the stock option granted to Mr. Farago was $2,878,274 estimated using a Black-Scholes model. However, due to his resignation only $479,712 of the stock options vested, which is represented by 83,334 shares that expired unexercised on August 12, 2012. Pursuant to his resignation, Mr. Farago received a severance payment of $25,000 included in Salary above.

(6) The amounts reported in the Option Awards column represent the grant date fair value of such awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and do not include decreases for forfeited stock options. For information regarding significant factors, assumptions and methodologies used in calculating the fair value of stock options, see “Note 7 - Stock Options” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(7) Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

John A. Conklin (1)	233,333	433,333	1.65	8/9/20

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

On August 9, 2010, we entered into an Employment Agreement with Mr. John A. Conklin pursuant to which the Board approved an annual salary of $150,000, a stipend of $1,000 per month during the term of Mr. Conklin’s Employment Agreement to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 666,666 shares of our common stock, subject to certain vesting requirements, at an exercise price of $1.65 per share. On January 1, 2011, Mr. Conklin’s annual salary was increased to $175,000 and his stipend was increased to $1,334 per month. Effective January 1, 2012, Mr. Conklin's medical stipend was increased to $1,778 per month. Effective April 1, 2012, Mr. Conklin's annual salary was increased to $190,000. Pursuant to the terms of the Employment Agreement between us and Mr. Conklin, in the event that Mr. Conklin’s employment is terminated by us, he will be entitled to a severance payment (the “Severance Payment”) equal to one month salary for every four months that he has been employed by us, up to a maximum of four months’ salary. Pursuant to the terms of the stock option agreement between us and Mr. Conklin, if the Employment Agreement is terminated, as of the date of the termination of the Employment Agreement (the “Termination Date”), no further installments of the stock option shall vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the Termination Date. Mr. Conklin has the right, at any time within 120 days of the Termination Date (the “Termination Exercise Period”) to exercise the vested options. Any unexercised vested options will terminate following the expiration of the Termination Exercise Period.

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

Non-employee directors receive $3,750 per quarter for their services as directors and actual expenses incurred to attend meetings of the Board. In addition, during 2012 our directors received an additional $2,100 each as a result of attending an excess of 12 meetings, mostly via teleconference. Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal years ended August 31, 2012 and 2011:

	Director Compensation
	Fees Earned or	Stock
Name	Paid in Cash ($)	Awards ($) (1)	Total ($)
Year Ended August 31, 2012
Alastair Livesey	$17,100	$-	$17,100
Jatinder Bhogal	17,100	-	17,100
Joseph Sierchio	17,100	-	17,100
Javier Jimenez	15,300	-	15,300
Peter Fusaro	17,100	-	17,100
Todd Pitcher	7,500	-	7,500
Total 2012 director compensation	$91,200	$-	$91,200

Year Ended August 31, 2011
Alastair Livesey (2)	$13,750	$89,228	$102,978
Jatinder Bhogal (2)	13,750	89,228	102,978
Joseph Sierchio (2)	13,750	89,228	102,978
Javier Jimenez (3)	13,125	97,250	110,375
Peter Fusaro (4)	6,694	48,850	55,544
Todd Pitcher (5)	6,694	48,850	55,544
Total 2011 director compensation	$67,763	$462,634	$530,397

(1) This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see “Note 7 - Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

(2) On December 23, 2010, the board approved, and we granted, a stock option to each of our non-employee directors to purchase 16,667 shares of our common stock at an exercise price of $5.94 per share, the fair market value of our common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 17, 2021, and vests as follows: (a) 6,667 shares on January 17, 2011; (b) 5,000 shares on January 17, 2012; and (c) 5,000 shares on January 17, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

(3) On January 17, 2011, the Board appointed Mr. Javier Jimenez as a director and granted him a stock option to purchase 16,667 shares of the Company’s common stock at an exercise price of $6.51 per share, the fair market value of the Company’s common stock on the date the stock option agreement was executed by Mr. Jimenez, January 19, 2011. The stock option vested as follows: (a) 6,667 shares on January 19, 2011; (b) 5,000 shares on January 19, 2012; and (c) 5,000 shares on January 19, 2013. The grant date fair value of the stock option granted to Mr. Jimenez was $97,250 estimated using the Black-Scholes-Merton formula containing the following assumptions: dividend yield of 0%, volatility of 133.4%, risk-free rate of 2.0%, and a term of 5.75 years. On September 30, 2012, Mr. Javier Jimenez resigned from the Board. As a result of his resignation, Mr. Jimenez forfeited 5,000 unvested stock options and had vested 11,667 stock options. During the year ended August 31, 2011 and 2012, the Company recorded stock compensation of $66,252 and $25,528, respectively for the amortization of the fair value of his stock option of which $9,117 and $14,588 relate to the forfeited options. Since the stock option was forfeited prior to 5,000 options vesting, $23,705 previously recognized for stock compensation was reversed on August 31, 2012, resulting in total stock compensation expense related to Mr. Jimenez's stock option grant of $68,075. Mr. Jimenez has until September 30, 2014, to exercise his 11,667 vested stock options.

(4) On March 21, 2011, the Board appointed Peter Fusaro as director and granted a stock option to purchase 16,667 shares of common stock at an exercise price of $3.27 per share, the fair market value of our common stock on the date the stock options were granted. The stock options expire ten years from the date of grant and vest as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between us and Mr. Fusaro. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that Mr. Fusaro ceases to be one of our directors. Upon termination of such service, Mr. Fusaro will have a specified period of time to exercise vested stock options, if any.

(5) On March 21, 2011, the Board appointed Todd Pitcher as directors and granted a stock option to purchase 16,667 shares of common stock at an exercise price of $3.27 per share, the fair market value of our common stock on the date the stock options were granted. The stock options vested as follows: (a) 6,667 shares on March 21, 2011; (b) 5,000 shares on March 21, 2012; and (c) 5,000 shares on March 21, 2013. On December 8, 2011, Mr. Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, the Company recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011, resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. Mr. Pitcher has until December 8, 2013, to exercise his 6,667 vested stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 15, 2012 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)		Percent of Class Owned (2)
Directors and Officers
John A. Conklin (3)	233,333		1.1%
Jatinder Bhogal (4)	38,333	*
Alastair Livesey (5)	41,666	*
Joseph Sierchio (6)	38,333	*
Javier Jimenez (7)	11,667	*
Peter Fusaro (8)	11,667	*
All Directors and Officers as a Group	374,999		1.8%

5% shareholders
Kalen Capital Corporation (9) 216 – 1628 West 1st Avenue Vancouver, BC V6J 1G1	8,991,534		42.3%

* less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 9192 Red Branch Road, Suite 110, Columbia, MD 21045

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 20,638,360 shares of Common Stock issued and outstanding on a fully diluted basis as of November 15, 2012. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Represents stock options to purchase 233,333 shares of our common stock which have fully vested.

(4) Represents stock options to purchase 38,333 shares of our common stock which have fully vested.

(5) Represents stock options to purchase 41,666 shares of our common stock which have fully vested.

(6) Includes stock options to purchase 38,333 shares of our common stock which have fully vested.

(7) Represents stock options to purchase 11,667 shares of our common stock which have fully vested.

(8) Represents stock options to purchase 11,667 shares of our common stock which have fully vested.

(9) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of November 15, 2012 and based upon the review of the Company's transfer records as of said date.

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

The following are related party transactions for the years ended August 31, 2012 and 2011:

The law firm of Sierchio & Company, LLP (“S&C LLP”), of which Joseph Sierchio, one of our directors, is a principal, has provided counsel to us since the Company’s inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the years ended August 31, 2012 and 2011, the law firm of S&C LLP provided $176,404 and $198,142, respectively, of legal services. At August 31, 2012, the Company owed S&C LLP $22,198 which is included in accounts payable.

For related party transactions that do not exceed $120,000 please see “Note 9 - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2012. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2012 and 2011:

	Year Ended
	August 31,
	2012	2011
Audit fees	$30,573	$29,417
Audit-related fees	5,360	16,634
Tax fees	5,777	7,531
Total fees	$41,710	$53,582

Audit Fees

Audit fees for the years ended August 31, 2012 and 2011, totaled $30,573 and $29,417 and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2012 and 2011.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2012 and 2011, totaled $5,360 and $16,634 and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2012 and 2011, totaled $5,777 and $7,531 and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2012 and 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of August 31, 2012 and 2011
•	Consolidated Statements of Operations for the years ended August 31, 2012 and 2011, and the cumulative period from Inception (May 5, 1998) to August 31, 2012
•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2012
•	Consolidated Statements of Cash Flows for the years ended August 31, 2012 and 2011, and the cumulative period from Inception (May 5, 1998) to August 31, 2012
•	Notes to Consolidated Financial Statements

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

New Energy Technologies, Inc.
(Registrant)

November 28, 2012	By	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer, Chief	November 28, 2012
John A. Conklin	Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jatinder Bhogal	Director	November 28, 2012
Jatinder Bhogal

/s/ Alastair Livesey	Director	November 28, 2012
Alastair Livesey

/s/ Joseph Sierchio	Director	November 28, 2012
Joseph Sierchio

/s/ Peter Fusaro	Director	November 28, 2012
Peter Fusaro

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

4.1	Securities Purchase Agreement dated February 8, 2008 (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

4.2	Form of Series G Warrant (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on April 23, 2012.)

4.3	Subscription Agreement (Incorporated by reference to the Form S-1/A filed by New Energy Technologies, Inc. on August 16, 2012.)

10.1	Employment Termination Agreement with Mr. Cucinelli (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.2	Employment Agreement dated June 24, 2009 between New Energy Technologies, Inc. and Mr. Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.3	Amendment to the Employment Agreement dated June 24, 2010, dated April 6, 2010, between New Energy Technologies, Inc. and Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.4	Stock Option Agreement Dated April 6, 2010, between New Energy Technologies, Inc. and Meetesh Patel (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.5	Employment Agreement dated February 1, 2010, between New Energy Technologies, Inc. and James B. Wilkinson (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.6	Resignation and Mutual Determination to terminate employment between New Energy Technologies, Inc. and James B. Wilkinson, dated February 15, 2010 (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.7	Amended Form of Stock Option Agreement dated as of December 15, 2009 between Meetesh Patel and New Energy Technologies, Inc., correcting the grant date (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.8	Amended Form of Stock Option Agreement dated as of December 15, 2009 between New Energy Technologies, Inc. and its non-employee directors, correcting the grant date (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

10.9	Employment Agreement dated August 9, 2010, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010)

10.10	Stock Option Agreement Dated August 9, 2010, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010)

10.11	Employment Agreement dated December 17, 2010, between New Energy Technologies, Inc. and Andrew Farago (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010)

10.12	Stock Option Agreement dated December 17, 2010, between New Energy Technologies, Inc. and Andrew Farago (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on December 23, 2010)

10.13	Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Jatinder Bhogal (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.14	Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Alistair Livesey (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.15	Stock Option Agreement dated January 17, 2011, between New Energy Technologies, Inc. and Joseph Sierchio (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.16	Stock Option Agreement dated January 19, 2011, between New Energy Technologies, Inc. and Javier Jimenez (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. on January 21, 2011)

10.17	Consultancy Agreement dated February 1, 2011, between New Energy Technologies, Inc. and Elliot Maza (Incorporated by reference to the Form 8-K dated February 1, 2011, filed by New Energy Technologies, Inc. on February 4, 2011)

10.18	Employment Agreement dated February 2, 2011, between New Energy Technologies, Inc. and Scott Taper (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on February 8, 2011)

10.19	Redacted USF Sponsored Research Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.20	Redacted USF Option Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.21	Redacted Veryst Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010, and Form 8-K filed on February 8, 2011)

10.22	Redacted Sigma Design Agreement (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010, and Form 8-K filed on February 8, 2011)

10.23	Redacted Standard Exclusive License Agreement with Sublicensing Terms entered into on June 21, 2010, by and between the University of South Florida Research Foundation and New Energy Solar Corporation (the “License Agreement”) (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on June 28, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.24	Redacted Addendum 1 dated November 30, 2010, to the License Agreement by and between the University of South Florida Research Foundation and New Energy Solar Corporation (Incorporated by reference to the exhibits filed as part of the report on Form 10-K filed by New Energy Technologies, Inc. on December 13, 2010. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.25	Redacted Stevenson-Wydler Cooperative Research and Development Agreement dated March 18, 2011 by and between New Energy Technologies, Inc. and the Alliance for Sustainable Energy, LLC, operator of The National Renewable Energy Laboratory under its U.S. Department of Energy Contract No. DE-AC36-08GO28308 (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. filed on April 7, 2011. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.26	Redacted letter agreement dated June 16, 2011 by and between the University of South Florida and New Energy Technologies, Inc. (Incorporated by reference to the Form 8-K/A filed by New Energy Technologies, Inc. filed on July 20, 2011. Confidential treatment has been granted with respect to certain portions of this exhibit)

10.27	Bridge Loan Agreement dated April 17, 2012 (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on April 23, 2012)

99.1	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed by New Energy Technologies, Inc. on March 15, 2011)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *Filed herewith

