Form 10-Q
period 2012-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2013-01-14
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,638,360 shares of common stock, par value $0.001, were outstanding on January 14, 2013.

NEW ENERGY TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period November 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2012 AND AUGUST 31, 2012

	November 30,	August 31,
	2012	2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$727,153	$1,046,918
Deferred research and development costs	2,990	32,595
Prepaid expenses and other current assets	24,096	28,233
Total current assets	754,239	1,107,746

Equipment, net of accumulated depreciation of $7,418 and $5,882, respectively	18,430	19,966
Total assets	$772,669	$1,127,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,976	$63,403
Accrued liabilities	44,141	26,231
Convertible promissory note, net of discount of $983,689 and $999,485, respectively	16,311	515
Total current liabilities	119,428	90,149

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at November 30, 2012 and August 31, 2012.	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 20,638,360 shares issued and outstanding at November 30, 2012 and August 31, 2012.	20,638	20,638
Additional paid-in capital	13,821,422	13,798,282
Deficit accumulated during the development stage	(13,188,819)	(12,781,357)
Total stockholders' equity	653,241	1,037,563
Total liabilities and stockholders' equity	$772,669	$1,127,712

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2012

			Cumulative
			May 5, 1998
	Three Months Ended November 30,		(Inception) to
	2012	2011	November 30, 2012
Revenue	$-	$-	$-

Operating expense
Selling, general and administrative	301,531	515,275	11,687,523
Research and development	72,225	130,192	2,662,364
Total operating expense	373,756	645,467	14,349,887

Loss from operations	(373,756)	(645,467)	(14,349,887)

Other income (expense)
Interest income	-	-	98,582
Interest expense - other	(17,910)	-	(56,534)
Interest expense - accretion of debt discount	(15,796)	-	(16,311)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange loss	-	(32)	(86,428)
Change in fair value of warrant liability	-	-	2,128,331
Payable written off	-	156,109	186,109
Total other income (expense)	(33,706)	156,077	2,308,146

Loss from continuing operations	(407,462)	(489,390)	(12,041,741)

Loss from discontinued operations	-	(135,461)	(404,307)

Net loss	$(407,462)	$(624,851)	$(12,446,048)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$-	$(0.01)
Total	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	20,638,360	20,638,360

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2012

				Accumulated
				Other	Deficit Accumulated
	Common Stock		Additional	Comprehensive	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Income (Loss)	Equity (Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000
Net loss for the year ended August 31, 1998					(12,326)	(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	(12,326)	140,674

Net loss for the year ended August 31, 1999					(77,946)	(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	(77,946)	62,728

Net loss for the year ended August 31, 2000					(12,446)	(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	(12,446)	50,282

Net loss for year ended August 31, 2001					(12,904)	(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	(12,904)	37,378

Net loss for the year ended August 31, 2002					(54,935)	(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	(54,935)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	-	-	103,332
Net loss for the year ended August 31, 2003					(97,662)	(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	(97,662)	(11,887)

Net loss for the year ended August 31, 2004					(19,787)	(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	(19,787)	(31,674)

Net loss for the year ended August 31, 2005					(103,142)	(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	(103,142)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Net loss for the year ended August 31, 2006					(157,982)	(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	(157,982)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	-	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	-	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	-	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	-	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	-	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)
Comprehensive income (loss)
Foreign currency translation adjustments				(1,811)	-	(1,811)	(1,811)
Net loss for the year ended August 31, 2007					(1,442,769)	(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)	(1,444,580)	1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	-	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	-	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	-	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	-	-	218,750
Stock based compensation	-	-	3,600,303	-	-	-	3,600,303
Comprehensive income (loss)
Foreign currency translation adjustments				12,504	-	12,504	12,504
Net loss for the year ended August 31, 2008					(5,721,545)	(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	10,693	(8,113,444)	(5,709,041)	2,941,589

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	-	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	-	-	1,032,500
Stock based compensation	-	-	183,312	-	-	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)
Comprehensive income
Foreign currency translation adjustments				(10,693)	-	(10,693)	(10,693)
Net loss for the year ended August 31, 2009					1,961,175	1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526	-	(6,152,269)	1,950,482	2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	-	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)
Net loss for the year ended August 31, 2010					(233,136)	(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	-	(6,728,176)	(233,136)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	-	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	-	-	30,800
Stock based compensation	-	-	2,855,630	-	-	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	-	-	(1,304,551)
Net loss for the year ended August 31, 2011					(3,619,750)	(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,638	12,593,184	-	(10,347,926)	(3,619,750)	2,265,896

Stock based compensation	-	-	237,046	-	-	-	237,046
Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	-	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	-	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	-	-	452,950
Net loss for the year ended August 31, 2012					(2,433,431)	(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	20,638	13,798,282	-	(12,781,357)	(2,433,431)	1,037,563

Stock based compensation	-	-	33,215	-	-	-	33,215
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	-	-	(10,075)
Net loss for the three months ended November 30, 2012					(407,462)	(407,462)	(407,462)
Balance, November 30, 2012	20,638,360	$20,638	$13,821,422	$-	$(13,188,819)	$(407,462)	$653,241

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2012

			Cumulative
			May 5, 1998
	Three Months Ended November 30,		(Inception) to
	2012	2011	November 30, 2012
Cash flows from operating activities
Loss from continuing operations	$(407,462)	$(489,390)	$(12,041,741)
Add: loss from discontinued operations	-	(135,461)	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,536	878	11,900
Stock based compensation expense	33,215	82,675	7,570,546
Reversal of stock based compensation expense due to forfeiture of stock options	(10,075)	(8,243)	(5,416,638)
Change in fair value of warrant liability	-	-	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	-	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	15,796	-	16,311
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	29,605	23,853	(2,990)
Decrease (increase) in prepaid expenses and other current assets	4,137	30,130	(24,096)
Increase (decrease) in accounts payable	(4,427)	52,422	88,976
Increase (decrease) in accrued liabilities	17,910	(156,640)	200,250
Net cash used in operating activities	(319,765)	(599,776)	(12,204,590)

Cash flows from investing activity
Purchase of equipment	-	(20,299)	(35,637)
Net cash used in investing activity	-	(20,299)	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	-	12,367,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	1,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	-	-	12,967,380

Increase (decrease) in cash and cash equivalents	(319,765)	(620,075)	727,153

Cash and cash equivalents at beginning of period	1,046,918	2,320,185	-

Cash and cash equivalents at end of period	$727,153	$1,700,110	$727,153

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$-	$-	$547,050
Debt discount recorded for beneficial conversion feature	$-	$-	$452,950
Warrants issued for broker commissions	$-	$-	$642,980

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Going Concern

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of November 30, 2012, and for the three months ended November 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2012, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On August 19, 2011, the Company established Nakoda, a California corporation and wholly-owned subsidiary of the Company, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. Due to the high costs associated with growing operations and difficult financing environment, management suspended all Nakoda related operations as of November 30, 2011. On January 20, 2012, management completed the sale of Nakoda Energy, Inc. as described pursuant to a Stock Purchase Agreement. The Company did not recognize any revenue from Nakoda related operations nor were there any recorded assets or liabilities as of and during the periods presented.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which harvests light energy from the sun and artificial sources, and the other harvests kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of fifty-six (56) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and commercial deployment.

The Company’s SolarWindow™ Technology generates electricity when the electricity-generating coating is applied to glass surfaces, creating, semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey).

The Company’s MotionPower™ Technology harvests the "kinetic" or "motion" energy of cars, trucks, buses, and heavy commercial vehicles when they pass over the system or slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency).

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

Going Concern

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $13,188,819 as of November 30, 2012, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of November 30, 2012, the Company had cash and cash equivalents of $727,153. The Company will remain engaged in research and product development activities at least through February, 2013. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through March 2013. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing and sales activities, will require additional funds.

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

NOTE 2 - Accounts Payable

At November 30, 2012, accounts payable totaling $58,976 consisted of $33,221 of professional services and $25,755 of trade payables. Accrued liabilities consisted of $44,141 of accrued interest on the Company's $1,000,000 outstanding bridge Loan agreement dated April 17, 2012.

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

During the three months ended November 30, 2012, the Company recognized $17,910 of interest expense related to this Note and $15,796 of accretion related to the debt discount. The remaining debt discount of $983,689 will be amortized through April 16, 2013 with $499,501 recorded during the quarter ended February 28, 2013 and $484,188 recorded during the quarter ended May 31, 2013.

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

Pursuant to the CRADA, during the three months ended November 30, 2012 and 2011, we recorded $0 and $33,668, respectively, as research and development expense. From inception (May 5, 1998) to November 30, 2012, the Company recorded $287,079 as research and development expense.

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

On July 5, 2011, the Company entered into a letter agreement pursuant to which it agreed to reimburse the University of South Florida (“USF”) for filing fees associated with USF’s Provisional Patent and future PCT Applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, the Company committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted the Company the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a Provisional Patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, the Company could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time the Company fails to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The USF Research Foundation, Inc. granted the lead USF research scientist authorization to enter into discussions with the Company to extend the date of the Sponsored Research Agreement.  The Company anticipates the date of the Agreement will be extended until March 31, 2013.

During the three months ended November 30, 2012 and 2011, and from inception (May 5, 1998) to November 30, 2012, the Company recorded the following as research and development and patent related expense pursuant to these agreements:

	Three Months Ended November 30,		May 5, 1998 (Inception) to
	2012	2011	November 30, 2012
University of South Florida:
Research and development expense	$29,606	$17,853	$438,159
Patent and PCT application expense	4,643	6,754	53,847
Total	$34,249	$24,607	$492,006

NOTE 5 - MotionPower™ Technology

Sigma Design Agreement

Through KEC, the Company continues to be a party to consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services primarily relating to the development of the MotionPower™ technology.

During the three months ended November 30, 2012 and 2011, the Company recorded $16,336 and $74,137, respectively, as research and development expense pursuant to these agreements. From inception (May 5, 1998) to November 30, 2012, the Company recorded $744,234 as research and development expense pursuant to these agreements. The Company continues to utilize Sigma Design Company on a consulting basis to further test, calibrate, and develop the MotionPower™ technology.

NOTE 6 - Stock Options

On October 10, 2006, the Company's Board of Directors (the "Board") adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest over two to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 4,064,995 remain available for grant at November 30, 2012. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company measures all stock-based compensation based on the fair value on the grant date using the using the Black-Scholes-Merton formula and recognizes expense over the requisite service period. The Black-Scholes model requires management to make assumptions regarding option time to expiration, expected volatility, and risk-free interest rates, all of which have a significant impact on the fair value of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical closing stock prices. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options. The Company recognizes compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods.

A summary of the Company’s stock option activity for the three months ended November 30, 2012 and the years ended August 31, 2012 and 2011, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49
Forfeitures	(98,334)	5.93
Outstanding at August 31, 2012	861,671	2.10
Forfeitures	(5,000)	3.27
Outstanding at November 30, 2012	856,671	2.09	7.06 years	$0

Exercisable at November 30, 2012	385,666	2.39	6.36 years	$0

Available for grant at November 30, 2012	4,064,995

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on November 30, 2012. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.81 on November 30, 2012 and no outstanding options have an exercise price below $1.32 per share, as of November 30, 2012, there is no intrinsic value to our outstanding stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011, and from May 5, 1998 (inception) to November 30, 2012:

			Cumulative
	Three Months Ended		May 5, 1998
	November 30,		(Inception) to
	2012	2011	November 30, 2012
Stock Compensation Expense:
Selling general and administrative expense	$23,140	$74,432	$2,153,908

As of November 30, 2012, the Company had $93,551 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.75 years.

Stock Option Activity During the Three Months Ended November 30, 2012

On December 10, 2012, Mr. Peter Fusaro resigned from the Board. As a result of his resignation, Mr. Fusaro forfeited 5,000 unvested stock options and had vested 11,667 stock options. Total stock based compensation expense related to Mr. Fusaro's options was $48,850 of which $44,270 was expensed through August 31, 2012. On November 30, 2012, the Company reversed $10,075 of expense related to forfeited options on which expense was previously recorded resulting in total recognized expense related to Mr. Fusaro's options of $34,195. Mr. Fusaro has until December 10, 2014, to exercise his 11,667 vested stock options.

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

The following table summarizes information about stock options outstanding and exercisable at November 30, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted Average	Weighted
Range of	Number of	Average	Average	Number	Remaining	Average
Exercise	Options	Contractural	Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Life (Years)	Price

$1.32	50,001	2.04	$1.32	50,001	2.04	$1.32
$1.65	666,667	7.70	$1.65	233,333	7.70	$1.65
$2.50	10,000	8.35	$2.50	4,000	8.35	$2.50
$2.55	33,334	5.78	$2.55	19,998	5.78	$2.55
$3.27	18,334	1.74	$3.27	18,334	1.74	$3.27
$4.98	16,667	5.28	$4.98	13,332	5.28	$4.98
$5.94	50,001	8.07	$5.94	35,001	8.07	$5.94
$6.51	11,667	1.83	$6.51	11,667	1.83	$6.51

Total	856,671	7.06	$2.09	385,666	6.36	$2.39

NOTE 7 - Net Loss Per Share

During the three months ended November 30, 2012 and 2011, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Excluded from the computation of diluted net loss per share for the three months ended November 30, 2012, are stock options to acquire 856,671 shares of common stock with a weighted-average exercise price of $2.10 per share, warrants to acquire 625,000 shares of common stock with a weighted-average exercise price of $1.92 per share and convertible debt convertible into 625,000 shares of common stock upon conversion with a conversion price of $1.60 per share. Excluded from the computation of diluted net loss per share for the three months ended November 30, 2011, are stock options to acquire 950,005 shares of common stock with a weighted-average exercise price of $2.48 per share.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2012 and 2011:

	Three Months Ended
	November 30,
	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(407,462)	$(624,851)

Denominator:
Weighted average number of common shares outstanding	20,638,360	20,638,360

Basic and diluted EPS	$(0.02)	$(0.03)

NOTE 8 - Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members receive $3,750 per quarter. New Board member compensation is pro rated in their first quarter. During the three months ended November 30, 2012 and 2011, the Company incurred $18,750 and $29,100, respectively in cash based Board compensation. Additionally, the Company recognized stock based compensation expense related to stock options granted for services rendered by non-employee directors of the Company during the three months ended November 30, 2012 and 2011 of $1,348 and $43,392, respectively.

March 21, 2011, Todd Pitcher was elected to the Board. Mr. Pitcher and the Company also entered into an Advisory Engagement Agreement. On December 8, 2011, Mr. Pitcher resigned from the Board and ceased performing services for the Company. The Company paid Mr. Pitcher $30,000 upon receipt of an executed Mutual Termination and Release.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the three months ended November 30, 2012 and 2011, the law firm of Sierchio & Company, LLP provided $24,421 and $62,175, respectively, of legal services. At November 30, 2012, the Company owed Sierchio & Company LLP $10,683 which is included in accounts payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 - Subsequent Events

On December 20, 2012, the Company granted 15,000 options and approved the vesting of 2,500 options. The fair value of the 17,500 options is $17,325. 10,000 of the options vest immediately with the remaining 7,500 options vesting on December 20, 2013.

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

As of November 30, 2012, we had working capital of $634,811. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least March 2013. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ Technology and our MotionPower™ Technology. These agreements, and certain effects of these agreements on our financial statements for the periods presented in this prospectus, are summarized in the notes to our financial statements, see

NOTE 4 - SolarWindow™ Technology and NOTE 5 - MotionPower™ Technology above.

Results of Operations

Three Months Ended November 30, 2012 Compared with the Three Months Ended November 30, 2011

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2012 and 2011 follows:

	Three Months Ended
	November 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change
Operating expense
Selling, general and administrative	$278,391	$440,843	$(162,452)	-37%
Research and development	72,225	130,192	(57,967)	-45%
Stock compensation	23,140	74,432	(51,292)	-69%
Total operating expense	$373,756	$645,467	$(271,711)	-42%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $162,452 year-over-year decrease is primarily due to a $105,020 decrease in patent related legal and filing fees, $50,965 decrease in legal, accounting and board fees, $17,483 decrease in travel and entertainment costs and $13,146 decrease in other general and administrative costs offset by a $24,162 increase in personnel related costs as a result of higher headcount.

Stock Compensation

Stock compensation represents the expense associated with the amortization of our stock options. During the three months ended November 30, 2012, stock compensation expense decreased $51,292 to $23,140 compared to $74,432 during the three months ended November 30, 2011. As of November 30, 2012, there is $93,551 remaining to be expensed through 2015 related to the currently outstanding stock options.

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

The amount of R&D expense incurred for our various research related agreements follows:

		Three Months Ended		May 5, 1998
	Development	November 30,		(Inception) to
	Activity	2012	2011	November 30, 2012
University of Illinois	Solar WindowTM	$-	$-	$422,818
Alliance for Sustainable Energy, LLC	Solar WindowTM	-	33,668	287,079
University of South Florida	Solar WindowTM	29,606	17,853	438,159
Sigma Design Company, LLC	Motion PowerTM	16,336	74,137	744,234
Veryst Engineering LLC	Motion PowerTM	-	2,564	560,880
Allocated costs		26,283	1,970	209,194
		$72,225	$130,192	$2,662,364

R&D costs decreased by $57,967 due to the phase of technology development associated with Cooperative Research and Development Agreement (CRADA) conducted at the Stevenson-Wydler with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory under its U.S. Department of Energy contract, and the Sigma Design Company, LLC agreement.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2012 and 2011 follows:

	Three Months Ended
	November 30,		Increase/
	2012	2011	(Decrease)
Other income (expense)
Interest expense-other	$(17,910)	$-	$(17,910)
Interest expense - accretion of debt discount	(15,796)	-	(15,796)
Foreign exchange loss	-	(32)	32
Payable written off	-	156,109	(156,109)
Total other income (expense)	$(33,706)	$156,077	$(189,783)

Interest Expense

Interest expense of $17,910 relates to the 7% stated interest of the April 17, 2012 Bridge Loan. Interest expense - accretion of debt discount also relates to the April 17, 2012, Bridge Loan and represents the accretion of the discount applied to the loan as a result of the issuance of 625,000 detachable warrants and the beneficial conversion feature contained in the Bridge Loan and is calculated according to the effective interest method.

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

Discontinued Operations

On August 19, 2011, we established Nakoda, a California corporation and wholly-owned subsidiary of the Company, which began operations in September 2011. Nakoda was an energy savings and management corporation that provided a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. In January, 2012, we divested ourselves of Nakoda due to the high costs associated with growing operations and difficult financing environment resulting in a loss of $135,461 recorded as discontinued operations for the three months ended November 30, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $13,188,819 through November 30, 2012. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At November 30, 2012, we had a cash and cash equivalent balance of $727,153. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008, from the exercise of warrants and stock options and $1,000,000 of proceeds from a bridge loan on April 17, 2012.

Net cash used in operating activities was $319,765 for the three months ended November 30, 2012, compared to net cash used in operating activities of $599,776 for the three months ended November 30, 2011. The decrease in cash used in operating activities, excluding the loss from discontinued operations of $135,461, substantially reflects decreases in amounts paid for research and selling, general and administrative costs.

Net cash used by investing activities was $0 and $20,299 for the three months ended November 30, 2012 and 2011, respectively.

No cash was provided by financing activities during the three months ended November 30, 2012 or 2011.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2012, we have future minimum lease payments of $1,100 each month under our corporate and other office operating leases. In addition, we have future minimum payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

New Energy Technologies, Inc.
(Registrant)

January 14, 2013	By	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

