Form 10-Q
period 2013-02-28
NEW ENERGY TECHNOLOGIES, INC.
filed 2013-04-15
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9192 Red Branch Road, Suite 11 Columbia, Maryland	21045
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,168,135 shares of common stock, par value $0.001, were outstanding on April 15, 2013.

NEW ENERGY TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended February 28, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2013 AND AUGUST 31, 2012

	February 28,	August 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,301,118	$1,046,918
Deferred research and development costs	150,000	32,595
Prepaid expenses and other current assets	35,673	28,233
Total current assets	1,486,791	1,107,746

Equipment, net of accumulated depreciation of $8,953 and $5,882, respectively	16,895	19,966
Total assets	$1,503,686	$1,127,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$109,046	$63,403
Accrued liabilities	-	26,231
Convertible promissory note, net of discount of $0 and $999,485, respectively	-	515
Total current liabilities	109,046	90,149

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at February 28, 2013 and August 31, 2012.	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,164,229 and 20,638,360 shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively.	24,164	20,638
Additional paid-in capital	17,333,916	13,798,282
Deficit accumulated during the development stage	(15,963,440)	(12,781,357)
Total stockholders' equity	1,394,640	1,037,563
Total liabilities and stockholders' equity	$1,503,686	$1,127,712

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2013

					Cumulative
					May 5, 1998
	Three Months Ended		Six Months Ended		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013

Revenue	$-	$-	$-	$-	$-

Operating expense
Selling, general and administrative	1,742,066	413,727	2,043,596	929,002	13,429,589
Research and development	36,451	185,556	108,677	315,748	2,698,815
Total operating expense	1,778,517	599,283	2,152,273	1,244,750	16,128,404

Loss from operations	(1,778,517)	(599,283)	(2,152,273)	(1,244,750)	(16,128,404)

Other income (expense)
Interest income	-	-	-	-	98,582
Interest expense - other	(12,415)	-	(30,325)	-	(68,949)
Interest expense - accretion of debt discount	(983,689)	-	(999,485)	-	(1,000,000)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	-	59,704
Foreign exchange loss	-	(33)	-	(65)	(86,428)
Change in fair value of warrant liability	-	-	-	-	2,128,331
Payable written off	-	-	-	156,109	186,109
Total other income (expense)	(996,104)	(33)	(1,029,810)	156,044	1,312,042

Loss from continuing operations	(2,774,621)	(599,316)	(3,182,083)	(1,088,706)	(14,816,362)

Loss from discontinued operations	-	(103,749)	-	(239,210)	(404,307)

Net loss	$(2,774,621)	$(703,065)	$(3,182,083)	$(1,327,916)	$(15,220,669)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.13)	$(0.03)	$(0.15)	$(0.05)
Discontinued operations	$-	$-	$-	$(0.01)
Total	$(0.13)	$(0.03)	$(0.15)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	21,681,631	20,638,360	21,159,995	20,638,360

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2013

				Accumulated	Deficit
				Other	Accumulated		Total
			Additional	Comprehensive	During the	Comprehensive	Stockholders'
	Common Stock		Paid-in	Income	Development	Income	Equity
	Shares	Amount	Capital	(Loss)	Stage	(Loss)	(Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	-	-	150,000
Net loss for the year ended August 31, 1998					(12,326)	(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	-	(12,326)	(12,326)	140,674

Net loss for the year ended August 31, 1999					(77,946)	(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	-	(90,272)	(77,946)	62,728

Net loss for the year ended August 31, 2000					(12,446)	(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	-	(102,718)	(12,446)	50,282

Net loss for year ended August 31, 2001					(12,904)	(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	-	(115,622)	(12,904)	37,378

Net loss for the year ended August 31, 2002					(54,935)	(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	-	(170,557)	(54,935)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	-	-	103,332
Net loss for the year ended August 31, 2003					(97,662)	(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	-	(268,219)	(97,662)	(11,887)

Net loss for the year ended August 31, 2004					(19,787)	(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	-	(288,006)	(19,787)	(31,674)

Net loss for the year ended August 31, 2005					(103,142)	(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	-	(391,148)	(103,142)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Net loss for the year ended August 31, 2006					(157,982)	(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	-	(549,130)	(157,982)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	-	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	-	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	-	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	-	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	-	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	-	(400,000)	-	(400,000)
Comprehensive income (loss)
Foreign currency translation adjustments				(1,811)	-	(1,811)	(1,811)
Net loss for the year ended August 31, 2007					(1,442,769)	(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,955	3,790,377	(1,811)	(2,391,899)	(1,444,580)	1,414,622

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	-	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	-	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	-	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	-	-	218,750
Stock based compensation	-	-	3,600,303	-	-	-	3,600,303
Comprehensive income (loss)
Foreign currency translation adjustments				12,504	-	12,504	12,504
Net loss for the year ended August 31, 2008					(5,721,545)	(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	10,693	(8,113,444)	(5,709,041)	2,941,589

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO FEBRUARY 28, 2013

				Accumulated	Deficit
				Other	Accumulated		Total
			Additional	Comprehensive	During the	Comprehensive	Stockholders'
	Common Stock		Paid-in	Income	Development	Income	Equity
	Shares	Amount	Capital	(Loss)	Stage	(Loss)	(Deficit)

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	-	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	-	-	1,032,500
Stock based compensation	-	-	183,312	-	-	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	-	-	(3,591,093)
Comprehensive income
Foreign currency translation adjustments				(10,693)	-	(10,693)	(10,693)
Net income for the year ended August 31, 2009					1,961,175	1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526	-	(6,152,269)	1,950,482	2,528,790

Stock based compensation	-	-	661,040	-	-	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	-	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	-	(342,771)	-	(2,128,331)
Net loss for the year ended August 31, 2010					(233,136)	(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	-	(6,728,176)	(233,136)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	-	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	-	-	30,800
Stock based compensation	-	-	2,855,630	-	-	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	-	-	(1,304,551)
Net loss for the year ended August 31, 2011					(3,619,750)	(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,638	12,593,184	-	(10,347,926)	(3,619,750)	2,265,896

Stock based compensation	-	-	237,046	-	-	-	237,046
Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	-	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	-	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	-	-	452,950
Net loss for the year ended August 31, 2012					(2,433,431)	(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	20,638	13,798,282	-	(12,781,357)	(2,433,431)	1,037,563

Stock based compensation	-	-	233,641	-	-	-	233,641
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	-	-	(10,075)
Issuance of common stock and warrants at $0.64 per unit	1,875,000	1,875	1,198,125	-	-	-	1,200,000
Issuance of common stock upon the conversion of note at $0.64 per share	1,650,869	1,651	1,054,905	-	-	-	1,056,556
Expense related to issuance of Series H Warrants as inducement to convert April 17, 2012, $1,000,000 note.			1,059,038				1,059,038
Net loss for the six months ended February 28, 2013					(3,182,083)	(3,182,083)	(3,182,083)
Balance, February 28, 2013	24,164,229	$24,164	$17,333,916	$-	$(15,963,440)	$(3,182,083)	$1,394,640

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO FEBRUARY 28, 2013

			Cumulative
			May 5, 1998
	Six Months Ended		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013
Cash flows from operating activities
Loss from continuing operations	$(3,182,083)	$(1,088,706)	$(14,816,362)
Add: loss from discontinued operations	-	(239,210)	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,071	2,348	13,435
Stock based compensation expense	233,641	144,913	7,770,972
Reversal of stock based compensation expense due to forfeiture of stock options	(10,075)	(8,243)	(5,416,638)
Warrants issued to note holder	1,059,038	-	1,059,038
Change in fair value of warrant liability	-	-	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	-	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement / conversion	-	-	103,332
Accretion of debt discount	999,485	-	1,000,000
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(117,405)	45,081	(150,000)
Decrease (increase) in prepaid expenses and other current assets	(7,440)	46,603	(35,673)
Increase (decrease) in accounts payable	45,643	(64,324)	139,046
Increase (decrease) in accrued liabilities	30,325	(159,109)	212,665
Net cash used in operating activities	(945,800)	(1,320,647)	(12,830,625)

Cash flows from investing activity
Purchase of equipment	-	(24,458)	(35,637)
Net cash used in investing activity	-	(24,458)	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	1,200,000	-	13,567,380
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	-	1,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	1,200,000	-	14,167,380

Increase (decrease) in cash and cash equivalents	254,200	(1,345,105)	1,301,118

Cash and cash equivalents at beginning of period	1,046,918	2,320,185	-

Cash and cash equivalents at end of period	$1,301,118	$975,080	$1,301,118

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$-	$-	$547,050
Debt discount recorded for beneficial conversion feature	$-	$-	$452,950
Warrants issued for broker commissions	$-	$-	$642,980
Common stock issued for conversion of note payable	$1,056,556	$-	$1,056,556

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Going Concern

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of February 28, 2013, and for the three and six months ended February 28, 2013 and February 29, 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2012, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On March 16, 2011, pursuant to a consent signed by a majority of the Company’s shareholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

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

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects light energy from the sun and artificial sources, and the other harvests kinetic energy present in moving vehicles. The Company’s proprietary, patent-pending technologies and products, which are the subjects of fifty-nine (59) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and eventual commercial deployment.

The Company’s SolarWindow™ Technology generates electrical energy when the electricity-generating coating is applied to glass surfaces, creating, semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey). The Company’s SolarWindow™ Technology is the subject of fourteen (14) patent filings.

The Company’s MotionPower™ Technology harvests, or captures, the “kinetic” or “motion” energy of cars, trucks, buses, and heavy commercial vehicles when they pass over the system or slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency). The Company’s MotionPower™ Technology is the subject of forty-five (45) patent filings.

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

During 2013, the Company will take steps to assess the development and purpose, as well as the mission, vision, goals and value propositions of its novel SolarWindow™ and MotionPower™ technologies. The purpose of this assessment will be to determine the Company’s structure, function, process and direction, emphasizing the development of a strategic focus on technology development that presents competitive advantages for technology development and presents the potential to become a significant long-term competitive advantage for commercialization.

Going Concern

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $15,963,440 as of February 28, 2013, and does not have positive cash flows from operating activities. Included in the deficit are non cash expenses totaling $4,435,114 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

On February 1, 2013, the Company received $1,200,000 of an equity financing. As of February 28, 2013, the Company had cash and cash equivalents of $1,301,118. The Company will remain engaged in research and product development activities at least through January, 2015. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through December 2013. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing, and public and investor relations activities, will require additional funds.

If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate one or more of its research programs, sell rights to its SolarWindow™ Technology and/or MotionPowerTM Technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

NOTE 2 - Accounts Payable

At February 28, 2013, accounts payable totaling $109,046 consisted of $51,969 of professional services and $57,077 of trade payables.

At August 31, 2012, accounts payable totaling $63,403 consisted of $24,863 of professional services and $38,540 of trade payables. Accrued liabilities consisted of $26,231 of accrued interest on the Company's $1,000,000 outstanding bridge Loan agreement dated April 17, 2012. This loan was converted in full to common stock on February 1, 2013.

NOTE 3 - Convertible Promissory Note

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”), an entity controlled by Kalen Capital Corporation our largest shareholder with beneficial ownership of 42.3% of our issued common stock as of our fiscal year end, August 31, 2012, pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “Loan”), compounded quarterly; following the occurrence of an event of default, as further specified in the Loan Agreement, the annual interest rate would increase to 15%. The Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by us in excess of $1,000,000, or (b) April 16, 2013. As a condition to the Creditor’s entry into the Loan Agreement, we issued the Creditor 625,000 Series G Stock Purchase Warrants (the “Series G Warrants”), which are exercisable through April 17, 2015, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. Additionally, the Series G Warrants contain a cashless exercise provision and require us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor. According to the original terms of the Loan Agreement, the Creditor could elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for the Company’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein. The debt discount attributable to the relative fair value of the warrants and the beneficial conversion feature amounted to $547,050 and $452,950, respectively, and was to be accreted over the term of the Loan using the effective interest method.

On February 1, 2013, the Company and the Creditor entered into a Loan Conversion Agreement ("LCA") whereby the Creditor agreed to convert the entire balance outstanding, including $1,000,000 of principal and $56,556 of accrued interest payable into 1,650,869 shares of restricted common stock. In order to induce the Creditor to convert the Loan into shares of common stock, and eliminate the Company’s obligation to repay the Loan in cash, the effective conversion price was reduced to $0.64 from the initial conversion price of $1.60. In addition, as an inducement to convert, the Company issued to the Creditor 825,435 Series H Warrants and reduced the exercise price of the Series G Warrants to $0.64 (See NOTE 4 - Stockholders' Equity (Deficit) below for additional information). No incremental expense was recognized in these consolidated financial statements related to the reduction in the exercise price of the Series G Warrants, and the conversion of the Loan, because the transaction did not meet the requirements for an inducement under accounting principles generally accepted in the United States. As such, the Loan conversion was accounted for as a debt extinguishment with no gain or loss recognized due to the related party nature of the transaction. The Company recognized expense amounting to $1,059,038 for the issuance of the Series H warrants to the Creditor, representing additional financing costs associated with the Loan.

During the three and six months ended February 28, 2013, the Company recognized $12,415 and $30,325, respectively, of interest expense related to this Loan.

During the three and six months ended February 28, 2013, the Company recognized $983,689 and $999,485, respectively, of accretion related to the Loan discount. As a result of the Loan conversion, the debt discount was fully amortized by February 28, 2013.

NOTE 4 - Stockholders' Equity (Deficit)

On February 1, 2013, the Company issued 1,650,869 shares of restricted common stock upon the conversion of a convertible promissory note originally dated April 17, 2012 and including $1,000,000 of principal and $56,556 of accrued interest payable thereon (See “Note 3 - Convertible Promissory Note” above for additional information).

Also, on February 1, 2013, the Company completed a registered offering of 1,875,000 units at a price of $0.64 per unit or $1,200,000 in the aggregate. Each unit consists of one share of the Company’s common stock and one-half Series H stock purchase warrant (“Series H Warrant”) to purchase one-half of a share of common stock at the initial exercise price of $0.83 per share for a period of three years from the date of issuance. The number of stock purchase warrants issued was 937,503. The relative fair value of the common stock was estimated to be $638,717 and the relative fair value of the warrants was estimated to be $561,283 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model using the following variables: $0.83 exercise price, $1.48 stock price, 161% volatility, 0.40% risk-free interest rate, 3 year term and no dividends.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2013 and August 31, 2012 is as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	February 28,	August 31,	Exercise
Description	2013	2012	Price	Expiration

Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,762,938	-	$0.83	February 1, 2016
	2,387,938	625,000

The Series G Warrants were issued on April 17, 2012 as a condition to 1420524 Alberta Ltd. entering into the Bridge Loan Agreement more fully described above under “Note 3 - Convertible Promissory Note.” In order to induce 1420524 Alberta Ltd. to convert the Loan into shares of the Company’s common stock, the initial exercise price of $1.92 was reduced to $0.64. Additionally, the Series G Warrants contain a cashless exercise provision and registration rights requiring us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor.

As an additional inducement to convert its Loan, on February 1, 2013, the Company issued to 1420524 Alberta Ltd. 825,435 Series H Warrants (See “Note 3 - Convertible Promissory Note” above for additional information). The warrants have an exercise price of $0.83 per share, expire on the third anniversary of the LCA, or on February 1, 2016 and may be exercised in whole or in part at any time from the date of issuance through expiration. Based on the following Black-Scholes Option Pricing Model assumptions: exercise price - $0.83; market price of common stock - $1.48 per share; estimated volatility - 161%; risk free interest rate - 0.40%; expected dividend rate - 0%; and expected life - 3.0 years, the Company calculated the fair value of these options to be $1,059,038.

Also on February 1, 2013, as part of the registered offering, the Company issued 937,503 Series H Warrants (See “Note 4 – Stockholders' Equity (Deficit)” above for additional information).

No warrants were exercised during the year ended August 31, 2012 or the six months ended February 28, 2013.

NOTE 5 - Stock Options

On October 10, 2006, the Company's Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest over two to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,892,495 remain available for grant and 73,334 options have been exercised as of February 28, 2013. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company measures all stock-based compensation based on the fair value on the grant date using the Black-Scholes-Merton formula and recognizes expense over the requisite service period. The Black-Scholes model requires management to make assumptions regarding option time to expiration, expected volatility, and risk-free interest rates, all of which have a significant impact on the fair value of the option.

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

A summary of the Company’s stock option activity for the six months ended February 28, 2013 and the years ended August 31, 2012 and 2011, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)

Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49
Forfeitures	(98,334)	5.93
Outstanding at August 31, 2012	861,671	2.10
Grants	177,500	1.59
Forfeitures	(5,000)	3.27
Outstanding at February 28, 2013	1,034,171	2.01	7.34 years	$5,850

Exercisable at February 28, 2013	507,337	2.38	6.81 years	$2,925

Available for grant at February 28, 2013	3,892,495

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their options on February 28, 2013. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.19 on February 28, 2013 and 15,000 outstanding options have an exercise price below $1.19 per share, as of February 28, 2013, there is intrinsic value to our outstanding in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and six months ended February 28, 2013 and 2012, and from May 5, 1998 (inception) to February 28, 2013:

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative May 5, 1998 (Inception) to February 28,
	2013	2012	2013	2012	2013
Stock Compensation Expense net of reversals:
Selling general and administrative expense	$200,425	$62,238	223,566	136,670	$2,354,334

As of February 28, 2013, the Company had $167,993 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.50 years.

Stock Option Activity During the Six Months Ended February 28, 2013

On December 20, 2012, the Company granted two stock options to purchase up to 15,000 (a 10,000 and 5,000 option grant, respectively) shares of the Company’s common stock at an exercise price of $0.80 per share, the fair market value of the Company’s common stock on the date of grant, to two employees as partial compensation for services. The stock options expire ten years from the date of grant, on December 20, 2022 and vest as follows: (a) 7,500 shares vest immediately on the date of grant, and (b) 7,500 shares on the one-year anniversary on December 20, 2013. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $11,700, or $0.78 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $0.80 per share, dividend yield of 0%, volatility of 160.1%, risk-free rate of 1.14%, and a term of 7.67 years. During the three and six months ended February 28, 2013, the Company recognized $7,313 of expense related to these two issuances.

On April 27, 2012, pursuant to his employment agreement, our Vice President of Business and Technology Development, Mr. John Patrick Thompson received a grant of 100,000 stock options. The options have an exercise price of $2.30, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on April 27, 2022 and vest in various amounts upon the meeting of certain milestones and which vesting is subject to Board approval. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employee. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $225,000, or $2.25 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $2.30 per share, dividend yield of 0%, volatility of 167.1%, risk-free rate of 1.34%, and term of 7.67 years. The Company recognizes compensation cost associated with this stock option grant with performance conditions when the Company determines that it is probable that certain milestones will be achieved. On December 20, 2012, the Company's Board determined that milestones related to 2,500 options were substantially met and during the three and six months ended February 28, 2013, the Company recognized $5,625 of expense related to this award.

On January 23, 2013, the Board approved, and the Company granted, a stock option to each of the Company’s four directors, including John Conklin, CEO, to purchase 40,000 shares of its common stock at an exercise price of $1.65 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 23, 2023, and vests as follows: (a) 20,000 shares vest immediately on the date of grant, and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s directors was $64,386 estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $1.65 per share, dividend yield of 0%, volatility of 161.1%, risk-free rate of 1.24%, and a term of 7.67 years. During the three and six months ended February 28, 2013, the Company recognized $160,964 of expense related to this issuance.

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

Stock Option Activity During the Years Ended August 31, 2012

On December 8, 2011, Mr. Todd Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options with an exercise price of $3.27 per share. During the year ended August 31, 2011, the Company recorded stock based compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock based compensation was reversed on November 30, 2011, resulting in total stock based compensation expense related to Mr. Pitcher’s stock option grant of $19,541. Mr. Pitcher has until December 8, 2013, to exercise his 6,667 vested stock options.

On August 12, 2012, 83,334 vested options with an exercise price of $6.21 per share held by Mr. Andrew Farago, the Company's former Chief Operating Officer expired unexercised.

On September 30, 2012, Mr. Javier Jimenez resigned from the Board. As a result of his resignation, Mr. Jimenez forfeited 5,000 unvested stock options and had vested 11,667 stock options with an exercise price of $3.27 per share. The Company recorded stock based compensation totaling $91,780 related to the amortization of the fair value of this stock option grant, including the recognition of $66,252 and $25,528 of expense for the years ended August 31, 2012 and 2011, respectively. Since the stock option was forfeited prior to 5,000 options vesting, $23,705 previously recognized for stock based compensation was reversed on August 31, 2012, resulting in total stock based compensation expense related to Mr. Jimenez's stock option grant of $68,075. Mr. Jimenez has until September 30, 2014, to exercise his 11,667 vested stock options.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2013:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted Average	Weighted
Range of	Number of	Average	Average	Number	Remaining	Average
Exercise	Options	Contractural	Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Life (Years)	Price
$0.80	15,000	9.81	$0.80	7,500	9.81	$0.80
$1.32	50,001	1.79	$1.32	50,001	1.79	$1.32
$1.65	826,667	7.32	$1.65	313,333	7.95	$1.65
$2.30	2,500	9.16	$2.30	2,500	9.16	$2.30
$2.50	10,000	8.10	$2.50	4,000	8.10	$2.50
$2.55	33,334	5.53	$2.55	33,334	5.53	$2.55
$3.27	18,334	1.42	$3.27	18,334	1.42	$3.27
$4.98	16,667	5.03	$4.98	16,667	5.03	$4.98
$5.94	50,001	7.82	$5.94	50,001	7.82	$5.94
$6.51	11,667	1.59	$6.51	11,667	1.59	$6.51
Total	1,034,171	7.34	$2.01	507,337	6.81	$2.38

NOTE 6 - Net Loss Per Share

During the three and six months ended February 28, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,774,621)	$(703,065)	$(3,182,083)	$(1,327,916)

Denominator:
Weighted average number of common shares outstanding	21,681,631	20,638,360	21,159,995	20,638,360

Basic and diluted EPS	$(0.13)	$(0.03)	$(0.15)	$(0.06)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Warrants	2,387,938	-	2,387,938	-
Stock options	1,034,171	950,005	1,034,171	950,005

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

For services rendered in the capacity of a Board member, non-employee Board members receive $3,750 per quarter. New Board member compensation is pro rated in their first quarter. During the three months ended February 28, 2013 and February 29, 2012, the Company incurred $15,000 and $22,500, respectively in cash based Board compensation. During the six months ended February 28, 2013 and February 29, 2012, the Company incurred $33,750 and $51,600, respectively in cash based Board compensation. Additionally, the Company recognized stock compensation expense related to stock options granted for services rendered by non-employee directors of the Company, which is included in professional fees (See “Note 5 - Stock Options” above) during the three months ended February 28, 2013 and February 29, 2012 of $125,454 and $32,964, respectively. During the six months ended February 28, 2013 and February 29, 2012, the Company recognized stock compensation expense of $126,802 and $76,356, respectively.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company's Board. During the three months ended February 28, 2013 and February 29, 2012, the law firm of Sierchio & Company, LLP provided $41,895 and $35,254, respectively, of legal services. During the six months ended February 28, 2013 and February 29, 2012, the law firm of Sierchio & Company, LLP provided $66,316 and $97,429, respectively, of legal services. At February 28, 2013, the Company owed Sierchio & Company LLP $31,435 which is included in accounts payable.

On April 17, 2012, the Company entered into a Bridge Loan Agreement with 1420524 Alberta Ltd., an entity controlled by Kalen Capital Corporation our largest shareholder with beneficial ownership of 42.3% of our issued common stock as of our fiscal year end, August 31, 2012. On February 1, 2013, 1420524 Alberta Ltd. converted the note and accrued interest payable into common stock (See “Note 3 - Convertible Promissory Note” above).

On February 1, 2013, Kalen Capital Corporation, a shareholder owning in excess of 5% of the Company’s issued and outstanding stock, purchased 1,843,748 shares of the Company’s common stock and 921,875 Series H Warrants for an aggregate purchase price of $1,180,000 pursuant to the registered public offering conducted by the Company (See NOTE 4 - Stockholders' Equity (Deficit)" above).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 - Subsequent Events

The Company issued 3,906 shares of common stock and received proceeds of $2,461 from the exercise of Series H Warrants on March 18, 2013.

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

We are a development stage renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are the subject of fifty-nine (59) US and international Patent filings. Our SolarWindow™ Technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells. Our SolarWindow™ Technology is the subject of fourteen (14) patent filings. Our MotionPower™ Technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ Technology is the subject of forty-five (45) patent filings.

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

As of February 28, 2013, we had working capital of $1,377,745. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least December, 2013. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, and public and investor relations activities will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ Technology and our MotionPower™ Technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

Alliance for Sustainable Energy, LLC (“Alliance”) is the operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. In efforts to advance the commercial development of the SolarWindow™ Technology, on March 18, 2011, the Company entered into a Stevenson-Wydler Cooperative Research and Development Agreement (the “CRADA”) with Alliance. Under terms of the CRADA, NREL researchers will make use of the Company’s exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals. Under the terms of the CRADA, the Company agreed to reimburse the Alliance for filing fees associated with all documented, out-of-pocket costs directly related to Patent application preparation and filings, and maintenance of the Patent applications.

On January 16, 2013, the Company entered into a modification to the CRADA for the purpose of extending the date pursuant to which NREL’s researchers will make use of the Company’s exclusive intellectual property and NREL’s background intellectual property. As part of the extension, the Company advanced $150,000 to Alliance. The $150,000 is intended to remain as a retainer to Alliance. Alliance bills the Company monthly for R&D related costs. Once the development goals are met, Alliance will work against the retainer. However, until such time the retainer will remain in full and Alliance will bill monthly as R&D costs are incurred.

On March 6, 2013, the Company entered into Phase II of its CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

•	Further improve SolarWindow™ efficiency and transparency;
•	Optimize electrical power (current and voltage) output;
•	Optimize the application of the active layer coatings which make it possible for SolarWindow™ to generate electricity on glass surfaces;
•	Develop improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	Optimize SolarWindow™ performance on flexible substrates; and
•	Develop high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale BIPV and windows.

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through New Energy Solar, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for the Company's support of a project relating to the development of the SolarWindow™ Technology and grant it an exclusive worldwide commercial license for patents relating to the SolarWindow™ Technology developed at the University of South Florida (“USF”).

On July 5, 2011, the Company entered into a letter agreement pursuant to which it agreed to reimburse the USF for Patent application preparation and filing fees associated with USF’s Patent Applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, the Company committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted the Company the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a Patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, the Company could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time the Company fails to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The USF Research Foundation, Inc. granted the lead USF research scientist authorization to enter into discussions with the Company to extend the date of the Sponsored Research Agreement. Sponsored Research was mutually agreed to be terminated on February 23, 2013 due to completion of the Sponsored Research Scope of Work.

Sigma Design Agreement

Through KEC, the Company continues to be a party to consulting agreements with Sigma Design Company, a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma Design provides ongoing engineering, product development and testing services primarily relating to the development of the MotionPower™ technology.

Results of Operations

Three and Six Months Ended February 28, 2013 Compared with the Three and Six Months Ended February 29, 2012

Operating Expenses

A summary of our operating expense for the three and six months ended February 28, 2013 and February 29, 2012 follows:

	Three Months Ended
	February 28, 2013	February 29, 2012	Increase / (Decrease)	Percentage Change
Operating expense
Selling, general and administrative	$482,603	$351,489	$131,114	37%
Research and development	36,451	185,556	(149,105)	-80%
Stock compensation	1,259,463	62,238	1,197,225	1924%
Total operating expense	$1,778,517	$599,283	$1,179,234	197%

	Six Months Ended
	February 28, 2013	February 29, 2012	Increase / (Decrease)	Percentage Change
Operating expense
Selling, general and administrative	$760,992	$792,332	$(31,340)	-4%
Research and development	108,677	315,748	(207,071)	-66%
Stock compensation	1,282,604	136,670	1,145,934	838%
Total operating expense	$2,152,273	$1,244,750	$907,523	73%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The six month decrease of $31,340 is due to a $120,006 decrease in patent related legal and filing fees, $88,716 decrease in legal, accounting and board fees, $7,240 decrease in other general and administrative costs offset by an increase of $62,897 for personnel, $54,349 increase in travel and meeting costs, and $67,376 increase in public company costs primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community.

Stock Compensation

Stock compensation represents the expense associated with the amortization of our stock options and other equity based payments. During the six months ended February 28, 2013, stock compensation expense increased $1,145,934 due primarily to $1,059,038 recognized upon the issuance of Series H Warrants granted as an inducement to convert the $1,000,000 bridge loan and accrued interest payable of $56,556 into shares of common stock. The remaining $86,896 increase is due to the grant of 177,500 stock options and related vesting.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead and facility occupancy costs, contract services and other costs. R&D costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. See “Research and Related Agreements” above for disclosure regarding the terms and amounts incurred under our research agreements.

R&D costs decreased due to the phase of technology development associated with Cooperative Research and Development Agreement (CRADA) conducted at the Stevenson-Wydler with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory under its U.S. Department of Energy contract, and the Sigma Design Company, LLC agreement.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2012 and 2011 follows:

	Three Months Ended			Six Months Ended
	February 28, 2013	February 29, 2012	Three Month Change	February 28, 2013	February 29, 2012	Six Month Change

Other income (expense)
Interest expense - other	$(12,415)	$-	$(12,415)	$(30,325)	$-	$(30,325)
Interest expense - accretion of debt discount	(983,689)		(983,689)	(999,485)		(999,485)
Foreign exchange loss	-	(33)	33	-	(65)	65
Change in fair value of warrant liability	-	-	-	-	-	-
Payable written off	-	-	-	-	156,109	(156,109)
Total other income (expense)	$(996,104)	$(33)	$(996,071)	$(1,029,810)	$156,044	$(1,185,854)
Interest Expense

“Interest expense – other” relates to the 7% stated interest of the April 17, 2012, $1,000,000 Bridge Loan. “Interest expense - accretion of debt discount” also relates to the April 17, 2012, Bridge Loan and represents the accretion of the discount applied to the loan as a result of the issuance of 625,000 detachable warrants and the beneficial conversion feature contained in the Bridge Loan and is calculated according to the effective interest method.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $15,963,440 as of February 28, 2013. Included in the deficit are non cash expenses totaling $4,435,114 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will likely be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At February 28, 2013, we had a cash and cash equivalent balance of $1,301,118. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008, from the exercise of warrants and stock options, $1,000,000 of proceeds from a bridge loan on April 17, 2012 and most recently $1,200,000 from the consummation of a registered offering of shares and warrants on February 1, 2013.

Net cash used in operating activities was $945,800 for the six months ended February 28, 2013, compared to net cash used in operating activities of $1,320,647 for the six months ended February 29, 2012. The decrease in cash used in operating activities, excluding the loss from discontinued operations of $239,210, substantially reflects decreases in amounts paid for research and selling, general and administrative costs offset by a higher accounts payable balance at February 28, 2013.

Net cash used by investing activities was $0 and $24,458 for the six months ended February 28, 2013 and February 29, 2012, respectively.

Net cash provided by financing activities was $1,200,000 and $0 for the six months ended February 28, 2013 and February 29, 2012, respectively.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of February 28, 2013, we have future minimum lease payments of $1,341 each month under our corporate and other office operating leases. In addition, we have future minimum payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2013, the Company and 1420524 Alberta Ltd. (the “Creditor”) entered into a Loan Conversion Agreement ("LCA") whereby the Creditor agreed to convert the entire balance of their convertible loan outstanding, including $1,000,000 of principal and $56,556 of accrued interest payable into 1,650,869 shares of restricted common stock. In order to induce the Creditor to convert the Loan into shares of common stock, and eliminate the Company’s obligation to repay the Loan in cash, the effective conversion price was reduced to $0.64 from the initial conversion price of $1.60. In addition, as an inducement to convert, the Company issued to the Creditor 825,435 Series H Warrants with an exercise price of $0.83 and three-year term, and reduced the exercise price of the Series G Warrants originally issued in conjunction with the convertible note to $0.64. The Company intends to use the proceeds of the Loan Conversion, and any funds received from the exercise of the Series G Warrants and/or Series H Warrants for general working purposes. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Redacted Modification to the Cooperative Research and Development Agreement entered into between the National Renewable Energy Laboratory and New Energy Technologies, Inc., dated January 16, 2013(1)

10.2	Loan Conversion Agreement dated February 1, 2013, by and between New Energy Technologies, Inc. and 1420524 Alberta Ltd.(2)

10.3	Redacted Letter of Commitment between New Energy Solar Corporation and University of South Florida(3)

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to the Current Report on Form 8-K filed by New Energy Technologies, Inc. on January 22, 2013.

(1) Incorporated by reference to the Current Report on Form 8-K filed by New Energy Technologies, Inc. on February 7, 2013.

(3) Incorporated by reference to the Current Report on Form 8-K filed by New Energy Technologies, Inc. on March 18, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Energy Technologies, Inc. (Registrant)

April 15, 2013	By:	/s/ John A. Conklin
John A. Conklin
President and Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)