Form 10-Q/A
period 2013-02-28
NEW ENERGY TECHNOLOGIES, INC.
filed 2013-04-29
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

New Energy Technologies, Inc. is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on April 15, 2013, solely to remove reference to Kalen Capital Corporation as a controlling entity of 1420524 Alberta Ltd. as previously stated in “Note 3 - Convertible Promissory Note” and “Note 7 - Related Party Transactions.” 1420524 Alberta Ltd. is an entity independent of Kalen Capital Corporation.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

NOTE 3 - Convertible Promissory Note

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”), pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “Loan”), compounded quarterly; following the occurrence of an event of default, as further specified in the Loan Agreement, the annual interest rate would increase to 15%. The Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by us in excess of $1,000,000, or (b) April 16, 2013. As a condition to the Creditor’s entry into the Loan Agreement, we issued the Creditor 625,000 Series G Stock Purchase Warrants (the “Series G Warrants”), which are exercisable through April 17, 2015, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. Additionally, the Series G Warrants contain a cashless exercise provision and require us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor. According to the original terms of the Loan Agreement, the Creditor could elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for the Company’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein. The debt discount attributable to the relative fair value of the warrants and the beneficial conversion feature amounted to $547,050 and $452,950, respectively, and was to be accreted over the term of the Loan using the effective interest method.

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

New Energy Technologies, Inc. (Registrant)

April 29, 2013	By:	/s/ John A. Conklin
John A. Conklin
President and Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)