Form 10-Q
period 2013-05-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2013-07-15
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,194,713 shares of common stock, par value $0.001, were outstanding on July 15, 2013.

NEW ENERGY TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended May 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MAY 31, 2013 AND AUGUST 31, 2012

	May 31,	August 31,
	2013	2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$715,835	$1,046,918
Deferred research and development costs	150,000	32,595
Prepaid expenses and other current assets	22,757	28,233
Total current assets	888,592	1,107,746

Equipment, net of accumulated depreciation of $10,489 and $5,882, respectively	15,359	19,966
Total assets	$903,951	$1,127,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$35,643	$63,403
Accrued liabilities	-	26,231
Convertible promissory note, net of discount of $0 and $999,485, respectively	-	515
Total current liabilities	35,643	90,149

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at May 31, 2013 and August 31, 2012	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,194,713 and 20,638,360 shares issued and outstanding at May 31, 2013 and August 31, 2012, respectively	24,194	20,638
Additional paid-in capital	17,391,534	13,798,282
Deficit accumulated during the development stage	(16,547,420)	(12,781,357)
Total stockholders' equity	868,308	1,037,563
Total liabilities and stockholders' equity	$903,951	$1,127,712

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2013

					Cumulative
					May 5, 1998
	Three Months Ended May 31,		Nine Months Ended May 31,		(Inception) to
	2013	2012	2013	2012	May 31, 2013

Revenue	$-	$-	$-	$-	$-

Operating expense
Selling, general and administrative	468,166	386,653	2,511,763	1,315,655	13,897,755
Research and development	115,813	241,652	224,490	557,400	2,814,628
Total operating expense	583,979	628,305	2,736,253	1,873,055	16,712,383

Loss from operations	(583,979)	(628,305)	(2,736,253)	(1,873,055)	(16,712,383)

Other income (expense)
Interest income	-	-	-	-	98,582
Interest expense - other	-	(8,438)	(30,325)	(8,438)	(68,949)
Interest expense - accretion of debt discount	-	(15)	(999,485)	(15)	(1,000,000)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	-	59,704
Foreign exchange loss	-	-	-	(65)	(86,428)
Change in fair value of warrant liability	-	-	-	-	2,128,331
Payable written off	-	-	-	156,109	186,109
Total other income (expense)	-	(8,453)	(1,029,810)	147,591	1,312,042

Loss from continuing operations	(583,979)	(636,758)	(3,766,063)	(1,725,464)	(15,400,341)

Loss from discontinued operations	-	(3,000)	-	(242,210)	(404,307)

Net loss	$(583,979)	$(639,758)	$(3,766,063)	$(1,967,674)	$(15,804,648)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.02)	$(0.03)	$(0.17)	$(0.08)
Discontinued operations	$-	$-	$-	$(0.01)
Total	$(0.02)	$(0.03)	$(0.17)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	24,174,652	20,638,360	22,174,541	20,638,360

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2013

				Deficit Accumulated
	Common Stock		Additional	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	150,000
Net loss for the year ended August 31, 1998				(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	(12,326)	140,674

Net loss for the year ended August 31, 1999				(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	(90,272)	62,728

Net loss for the year ended August 31, 2000				(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	(102,718)	50,282

Net loss for year ended August 31, 2001				(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	(115,622)	37,378

Net loss for the year ended August 31, 2002				(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	(170,557)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	103,332
Net loss for the year ended August 31, 2003				(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	(268,219)	(11,887)

Net loss for the year ended August 31, 2004				(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	(288,006)	(31,674)

Net loss for the year ended August 31, 2005				(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	(391,148)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Net loss for the year ended August 31, 2006				(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	(549,130)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	(400,000)	(400,000)
Net loss for the year ended August 31, 2007				(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,955	3,790,377	(2,391,899)	1,416,433

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	218,750
Stock based compensation	-	-	3,600,303	-	3,600,303
Net loss for the year ended August 31, 2008				(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	(8,113,444)	2,930,896

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2013

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	1,032,500
Stock based compensation	-	-	183,312	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	(3,591,093)
Net loss for the year ended August 31, 2009				1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526	(6,152,269)	2,528,790

Stock based compensation	-	-	661,040	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	(342,771)	(2,128,331)
Net loss for the year ended August 31, 2010				(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	(6,728,176)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	30,800
Stock based compensation	-	-	2,855,630	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	(1,304,551)
Net loss for the year ended August 31, 2011				(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,638	12,593,184	(10,347,926)	2,265,896

Stock based compensation	-	-	237,046	-	237,046
Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	452,950
Net loss for the year ended August 31, 2012				(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	20,638	13,798,282	(12,781,357)	1,037,563

Stock based compensation	-	-	284,806	-	284,806
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	(10,075)
Issuance of common stock and warrants at $0.64 per unit	1,875,000	1,875	1,198,125	-	1,200,000
Issuance of common stock upon the conversion of note at $0.64 per share	1,650,869	1,651	1,054,905	-	1,056,556
Exercise of stock options	22,672	22	(22)	-	-
Issuance of common stock upon the exercise of Series H Warrants	7,812	8	6,475	-	6,483
Expense related to issuance of Series H Warrants as inducement to convert the 2012 Promissory Note	-	-	1,059,038	-	1,059,038
Net loss for the nine months ended May 31, 2013				(3,766,063)	(3,766,063)
Balance, May 31, 2013	24,194,713	$24,194	$17,391,534	$(16,547,420)	$868,308

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MAY 31, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2013

			Cumulative
	Nine Months Ended		May 5, 1998
	May 31,		(Inception) to
	2013	2012	May 31, 2013
Cash flows from operating activities
Loss from continuing operations	$(3,766,063)	$(1,725,464)	$(15,400,342)
Add: loss from discontinued operations	-	(242,210)	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,607	3,883	14,971
Stock based compensation expense	284,806	193,185	7,822,137
Reversal of stock based compensation expense due to forfeiture of stock options	(10,075)	(8,243)	(5,416,638)
Warrants issued to note holder	1,059,038	-	1,059,038
Change in fair value of warrant liability	-	-	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	(156,109)	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	999,485	15	1,000,000
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(117,405)	70,017	(150,000)
Decrease (increase) in prepaid expenses and other current assets	5,476	53,882	(22,757)
Increase (decrease) in accounts payable	(27,760)	28,608	65,643
Increase (decrease) in accrued liabilities	30,325	3,538	212,665

Net cash used in operating activities	(1,537,566)	(1,778,898)	(13,422,391)

Cash flows from investing activity
Purchase of equipment	-	(24,458)	(35,637)
Net cash used in investing activity	-	(24,458)	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	1,206,483	-	13,573,863
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	1,000,000	1,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	1,206,483	1,000,000	14,173,863

Increase (decrease) in cash and cash equivalents	(331,083)	(803,356)	715,835

Cash and cash equivalents at beginning of period	1,046,918	2,320,185	-

Cash and cash equivalents at end of period	$715,835	$1,516,829	$715,835

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$-	$547,050	$547,050
Debt discount recorded for beneficial conversion feature	$-	$452,950	$452,950
Warrants issued for broker commissions	$-	$-	$642,980
Common stock issued for conversion of note payable	$1,056,556	$-	$1,056,556

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Going Concern

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of May 31, 2013, and for the three and nine months ended May 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2012, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

New Energy Solar was incorporated on February 9, 2009, in the State of Florida and has entered into agreements with the University of South Florida Research Foundation, Inc. to sponsor research related to the Company’s SolarWindow™ Technology.

On March 16, 2011, pursuant to a consent signed by the Company’s shareholders owning more than 50% of the Company’s issued and outstanding shares of common stock, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

On August 19, 2011, the Company established Nakoda Energy, Inc., a California corporation and wholly-owned subsidiary of the Company, which began operations in September 2011. Nakoda is an energy savings and management corporation that provides a broad range of energy solutions and savings projects with the goal of implementing energy conservation, load management, and reducing building energy consumption in target markets. Due to the high costs associated with growing operations and difficult financing environment, management suspended all Nakoda related operations as of November 30, 2011. On January 20, 2012, management completed the sale of Nakoda Energy, Inc. pursuant to a stock purchase agreement. The Company did not recognize any revenue from Nakoda related operations nor were there any recorded assets or liabilities as of and during the periods presented.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects light energy from the sun and artificial sources (SolarWindow™), and the other harvests kinetic energy present in moving vehicles (MotionPower™). The Company’s proprietary, patent-pending technologies and products, which are the subjects of sixty-six (66) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and eventual commercial deployment.

The Company’s SolarWindow™ Technology generates electrical energy when the electricity-generating coating is applied to glass and plastic surfaces, creating, semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey). The Company has filed seven (7) new Patent related to the SolarWindow™ Technology since our last 10-Q filing. The Company’s SolarWindow™ Technology is the subject of a total of twenty-one (21) patent filings.

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

The Company continues to assess the ongoing development and value propositions of its novel SolarWindow™ and MotionPower™ technologies. This assessment helps us strategically focus on specific technology development which best delivers significant long-term commercial competitive advantages.

Going Concern

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $16,547,420 as of May 31, 2013, and does not have positive cash flows from operating activities. Included in the deficit are non cash expenses totaling $4,570,869 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

On February 1, 2013, the Company received $1,200,000 from an equity financing through the sale of its securities. As of May 31, 2013, the Company had cash and cash equivalents of $715,835. The Company will remain engaged in research and product development activities at least through January 2015. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through October 2013. However, any significant expansion in scope or acceleration in timing of the Company’s current research and development activities, or commencement of any marketing, and public and investor relations activities, will require additional funds.

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

NOTE 2 - Convertible Promissory Note

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”), pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “Loan”), compounded quarterly; following the occurrence of an event of default, as further specified in the Loan Agreement, the annual interest rate would increase to 15%. The Loan was evidenced by a convertible promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $1,000,000, or (b) April 16, 2013 (the “2012 Promissory Note”). As a condition to the Creditor’s entry into the Loan Agreement, the Company issued the Creditor 625,000 Series G Stock Purchase Warrants (the “Series G Warrants”), which are exercisable through April 17, 2015, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTC Markets Group Inc. QB tier (the “OTCQB”) for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. Additionally, the Series G Warrants contain a cashless exercise provision and require us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor. According to the original terms of the Loan Agreement, the Creditor could elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for the Company’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein. The debt discount attributable to the relative fair value of the warrants and the beneficial conversion feature amounted to $547,050 and $452,950, respectively, and was to be accreted over the term of the Loan using the effective interest method.

On February 1, 2013, the Company and the Creditor entered into a Loan Conversion Agreement (“LCA”) whereby the Creditor agreed to convert the entire balance outstanding, including $1,000,000 of principal and $56,556 of accrued interest payable into 1,650,869 shares of restricted common stock. In order to induce the Creditor to convert the Loan into shares of common stock, and eliminate the Company’s obligation to repay the Loan in cash, the effective conversion price was reduced to $0.64 (the price at which the Company sold shares pursuant to its self-directed registered offering; see “NOTE 3 – Stockholders’ Equity (Deficit)” below) from the initial conversion price of $1.60. In addition, as an inducement to convert, the Company issued to the Creditor 825,435 Series H Warrants and reduced the exercise price of the Series G Warrants to $0.64 (See “NOTE 3 – Stockholders’ Equity (Deficit)” below for additional information). No incremental expense was recognized in these consolidated financial statements related to the reduction in the exercise price of the Series G Warrants, and the conversion of the Loan, because the transaction did not meet the requirements for an inducement under accounting principles generally accepted in the United States. As such, the Loan conversion was accounted for as a debt extinguishment with no gain or loss recognized due to the related party nature of the transaction. The Company recognized expense amounting to $1,059,038 for the issuance of the Series H warrants to the Creditor, representing additional financing costs associated with the Loan.

During the three and nine months ended May 31, 2013, the Company recognized $0 and $30,325, respectively, of interest expense related to the 2012 Promissory Note. During the three and nine months ended May 31, 2012, the Company recognized $8,438 of interest expense related to the 2012 Promissory Note.

During the three and nine months ended May 31, 2013, the Company recognized $0 and $999,485, respectively, of accretion related to the Loan discount. As a result of the Loan conversion, the debt discount was fully amortized by February 1, 2013, the date of the LCA.

NOTE 3 – Stockholders’ Equity (Deficit)

On February 1, 2013, in full satisfaction of the 2012 Promissory Note, the Company issued to the Creditor 1,650,869 shares of restricted common stock upon the conversion of the 2012 Promissory Note, as adjusted in accordance with the terms of the LCA. Additionally, pursuant to the terms of the LCA, the Company issued to the Creditor 825,435 Series H Warrants and reduced the exercise price of the Series G Warrants to $0.64 (See “Note 2 - Convertible Promissory Note” above for additional information).

On February 1, 2013, the Company completed a self-directed registered offering of 1,875,000 units at a price of $0.64 per unit for $1,200,000 in aggregate proceeds (the “Registered Offering”). Each unit consisted of one share of the Company’s common stock and one-half Series H stock purchase warrant (“Series H Warrant”) to purchase one-half of a share of common stock at the initial exercise price of $0.83 per share for a period of three years from the date of issuance. The Company issued 937,503 Series H Warrants as part of the Registered Offering. The relative fair value of the common stock was estimated to be $638,717 and the relative fair value of the warrants was estimated to be $561,283 as determined based on the relative fair value allocation of the proceeds received. The Series H Warrants were valued using the Black-Scholes option pricing model using the following variables: $0.83 exercise price, $1.48 stock price, 161% volatility, 0.40% risk-free interest rate, 3 year term and no dividends.

On March 21, 2013, the Company issued 7,812 shares of common stock upon the exercise of an equal number of Series H Warrants and received proceeds of $6,484.

Warrants

Each of the Company’s warrants outstanding entitle the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2013 and August 31, 2012 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of

Description	May 31, 2013	August 31, 2012	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,755,126	-	$0.83	February 1, 2016
	2,380,126	625,000

The Series G Warrants were issued on April 17, 2012 as a condition to the Creditor entering into the Loan Agreement more fully described above under “Note 2 - Convertible Promissory Note.” In order to induce the Creditor to convert the Loan into shares of the Company’s common stock, the initial exercise price of $1.92 was reduced to $0.64. Additionally, the Series G Warrants contain a cashless exercise provision and registration rights requiring us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrants within 60 days receipt of a written request by the Creditor.

As inducement to convert the Loan, on February 1, 2013, the Company issued to the Creditor 825,435 Series H Warrants (See “Note 2 - Convertible Promissory Note” above for additional information). The warrants have an exercise price of $0.83 per share, expire on the third anniversary of the LCA, or on February 1, 2016 and may be exercised in whole or in part at any time from the date of issuance through expiration. Based on the following Black-Scholes Option Pricing Model assumptions: exercise price - $0.83; market price of common stock - $1.48 per share; estimated volatility - 161%; risk free interest rate - 0.40%; expected dividend rate - 0%; and expected life - 3.0 years, the Company calculated the fair value of these warrants to be $1,059,038.

On February 1, 2013, as part of the Registered Offering, the Company issued 937,503 Series H Warrants (See “Note 3 – Stockholders’ Equity (Deficit)” above for additional information).

During the three and nine months ended May 31, 2013, the Company received $6,484 upon the exercise of 7,812 Series H warrants by two warrant holders.

NOTE 4 - Stock Options

On October 10, 2006, the Company’s Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Stock Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest over two to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,892,495 remain available for grant and 136,667 options have been exercised as of May 31, 2013. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

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

A summary of the Company’s stock option activity for the nine months ended May 31, 2013 and the years ended August 31, 2012 and 2011, and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2010	900,003	1.71
Grants	610,002	5.97
Exercises	(73,334)	1.61
Forfeitures	(476,666)	5.59
Outstanding at August 31, 2011	960,005	2.49
Forfeitures	(98,334)	5.93
Outstanding at August 31, 2012	861,671	2.10
Grants	177,500	1.59
Exercises	(63,333)	1.65
Forfeitures	(5,000)	3.27
Outstanding at May 31, 2013	970,838	2.03	7.09 years	$410,284

Exercisable at May 31, 2013	446,004	2.48	6.47 years	$164,326

Available for grant at May 31, 2013	3,892,495

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their options on May 31, 2013. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.11 on May 31, 2013 and 828,335 outstanding options have an exercise price below $2.11 per share, as of May 31, 2013, there is intrinsic value to our outstanding in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and 2012, and from May 5, 1998 (inception) to May 31, 2013:

	Three Months Ended		Nine Months Ended		May 5, 1998
	May 31,		May 31,		(Inception) to
	2013	2012	2013	2012	May 31, 2013
Stock Compensation Expense net of reversals:
Selling general and administrative expense	$51,165	$48,272	$274,731	$184,942	$2,405,499

As of May 31, 2013, the Company had $116,828 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.25 years.

Stock Option Activity During the Nine Months Ended May 31, 2013

On December 20, 2012, the Company granted two stock options to purchase up to 15,000 (a 10,000 and 5,000 option grant, respectively) shares of the Company’s common stock at an exercise price of $0.80 per share, the fair market value of the Company’s common stock on the date of grant, to two employees as partial compensation for services. The stock options expire ten years from the date of grant, on December 20, 2022 and vest as follows: (a) 7,500 shares vest immediately on the date of grant and (b) 7,500 shares on the one-year anniversary on December 20, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and the employees. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employees cease to be one of the Company’s employees. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $11,700, or $0.78 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $0.80 per share, dividend yield of 0%, volatility of 160.1%, risk-free rate of 1.14%, and a term of 7.67 years. During the three and nine months ended May 31, 2013, the Company recognized $1,463 and $8,775, respectively of expense related to these two issuances.

On April 27, 2012, pursuant to his employment agreement, the Company’s Vice President of Business and Technology Development, Mr. John Patrick Thompson received a grant of 100,000 stock options. The options have an exercise price of $2.30, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on April 27, 2022 and vest in various amounts upon the meeting of certain milestones and which vesting is subject to Board approval. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date the employee ceases to be one of the Company’s employees. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $225,000, or $2.25 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $2.30 per share, dividend yield of 0%, volatility of 167.1%, risk-free rate of 1.34%, and term of 7.67 years. The Company recognizes compensation cost associated with this stock option grant with performance conditions when the Company determines that it is probable that certain milestones will be achieved. On December 20, 2012, the Company’s Board determined that milestones related to 2,500 options were substantially met and during the three and nine months ended May 31, 2013, the Company recognized $5,625 of expense related to this award.

On January 23, 2013, the Board approved, and the Company granted, a stock option to each of the Company’s four directors, including John Conklin, CEO, to purchase 40,000 shares of its common stock at an exercise price of $1.65 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 23, 2023, and vests as follows: (a) 20,000 shares vest immediately on the date of grant and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s directors was $64,386 estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $1.65 per share, dividend yield of 0%, volatility of 161.1%, risk-free rate of 1.24%, and a term of 7.67 years. During the three and nine months ended May 31, 2013, the Company recognized $32,193 and $193,157 of expense related to this issuance.

On December 10, 2012, Mr. Peter Fusaro resigned from the Board. As a result of his resignation, Mr. Fusaro forfeited 5,000 unvested stock options and had vested 11,667 stock options. Total stock based compensation expense related to Mr. Fusaro’s options was $48,850 of which $44,270 was expensed through August 31, 2012. On November 30, 2012, the Company reversed $10,075 of expense related to forfeited options on which expense was previously recorded resulting in total recognized expense related to Mr. Fusaro’s options of $34,195. Mr. Fusaro has until December 10, 2014, to exercise his 11,667 vested stock options.

Stock Option Activity During the Year Ended August 31, 2012

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

On August 12, 2012, 83,334 vested options with an exercise price of $6.21 per share held by Mr. Andrew Farago, the Company’s former Chief Operating Officer expired unexercised.

On September 30, 2012, Mr. Javier Jimenez resigned from the Board. As a result of his resignation, Mr. Jimenez forfeited 5,000 unvested stock options and had vested 11,667 stock options with an exercise price of $3.27 per share. The Company recorded stock based compensation totaling $91,780 related to the amortization of the fair value of this stock option grant, including the recognition of $66,252 and $25,528 of expense for the years ended August 31, 2012 and 2011, respectively. Since the stock option was forfeited prior to 5,000 options vesting, $23,705 previously recognized for stock based compensation was reversed on August 31, 2012, resulting in total stock based compensation expense related to Mr. Jimenez’s stock option grant of $68,075. Mr. Jimenez has until September 30, 2014, to exercise his 11,667 vested stock options.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2013:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted Average	Weighted
Range of	Number of	Average	Average	Number	Remaining	Average
Exercise	Options	Contractural	Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Life (Years)	Price
$0.80	15,000	9.56	$0.80	7,500	9.56	$0.80
1.32	50,001	1.54	1.32	50,001	1.54	1.32
1.65	763,334	7.07	1.65	250,000	8.61	1.65
2.30	2,500	8.91	2.30	2,500	8.91	2.30
2.50	10,000	7.85	2.50	6,000	7.85	2.50
2.55	33,334	5.28	2.55	33,334	5.28	2.55
3.27	18,334	1.16	3.27	18,334	1.16	3.27
4.98	16,667	4.78	4.98	16,667	4.78	4.98
5.94	50,001	7.57	5.94	50,001	7.57	5.94
6.51	11,667	1.33	6.51	11,667	1.33	6.51
Total	970,838	7.09	$2.03	446,004	6.47	$2.48

NOTE 5 - Net Loss Per Share

During the three and nine months ended May 31, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(583,979)	$(639,758)	$(3,766,063)	$(1,967,674)

Denominator:
Weighted average number of common shares outstanding	24,174,652	20,638,360	22,174,541	20,638,360

Basic and diluted EPS	$(0.02)	$(0.03)	$(0.17)	$(0.10)

The shares listed below were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented:

Warrants	2,380,126	625,000	2,380,126	625,000
Stock options	970,838	950,005	970,838	950,005

NOTE 6 - Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $3,750 per quarter through the quarter ended February 28, 2013. The amount was increased to $4,250 per quarter beginning with the current quarter ending on May 31, 2013. New Board member compensation is pro rated in their first quarter. During the three months ended May 31, 2013 and 2012, the Company incurred $12,750 and $18,750, respectively in cash based Board compensation. During the nine months ended May 31, 2013 and 2012, the Company incurred $40,500 and $70,350, respectively in cash based Board compensation. Additionally, the Company recognized stock compensation expense related to stock options granted for services rendered by non-employee directors of the Company, which is included in professional fees (See “Note 4 - Stock Options” above) during the three months ended May 31, 2013 and 2012 of $24,983 and $19,782, respectively. During the nine months ended May 31, 2013 and 2012, the Company recognized stock compensation expense of $151,785 and $96,138, respectively.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the three months ended May 31, 2013 and 2012, the law firm of Sierchio & Company, LLP provided $18,550 and $44,099, respectively, of legal services. During the nine months ended May 31, 2013 and 2012, the law firm of Sierchio & Company, LLP provided $84,873 and $141,528, respectively, of legal services. At May 31, 2013, the Company owed Sierchio & Company LLP $6,225 which is included in accounts payable.

On February 1, 2013, Kalen Capital Holdings LLC, a wholly-owned subsidiary of Kalen Capital Corporation, a shareholder owning in excess of 5% of the Company’s issued and outstanding stock, purchased 1,843,748 shares of the Company’s common stock and 921,875 Series H Warrants for an aggregate purchase price of $1,180,000 pursuant to the registered public offering conducted by the Company (See “NOTE 3 – Stockholders’ Equity (Deficit)” above).

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

Overview

We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to change our name to New Energy Technologies, Inc. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Sungen, KEC and New Energy Solar. Sungen was incorporated on July 11, 2006, in the State of Nevada and is currently inactive. KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to our MotionPower™ technology. Our business activities related to the MotionPower™ Technology are conducted through KEC.

New Energy Solar was incorporated on February 9, 2009, in the State of Florida and has entered into agreements with the University of South Florida Research Foundation, Inc. to sponsor research related to the Company’s SolarPower™ Technology. Although we are in the process of negotiating terms and conditions for a new world-wide licensing agreement for completed research and related patent filings, it is not certain when or if such a license will be finalized.

We are a development stage renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are the subject of sixty-six (66) US and international patent filings. Our SolarWindow™ Technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells applied to glass and plastics. Our SolarWindow™ Technology is the subject of twenty-one (21) patent filings. Our MotionPower™ Technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ Technology is the subject of forty-five (45) patent filings.

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

As of May 31, 2013, we had working capital of $852,949. Based upon our current level of operations and expenditures, we believe that, absent any modification or expansion of our existing research, development and testing, cash on hand should be sufficient to enable us to continue operations through at least December, 2013. However, any significant expansion in scope or acceleration in time of our current research and development activities, or commencement of any marketing activities, and public and investor relations activities will require additional funds.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ Technology and our MotionPower™ Technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

In efforts to advance the commercial development of the SolarWindow™ Technology, on March 18, 2011, we entered into a Stevenson-Wydler Cooperative Research and Development Agreement (the “CRADA”) with Alliance for Sustainable Energy, LLC (“Alliance”), the operator of The National Renewable Energy Laboratory (“NREL”) under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals. Under the terms of the CRADA, we agreed to reimburse Alliance for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

On January 16, 2013, we entered into a modification to the CRADA for the purpose of extending the date pursuant to which NREL’s researchers will make use of the Company’s exclusive IP and NREL’s background IP. As part of the extension, we advanced $150,000 to Alliance as a retainer, which will be used once the development goals are met. Until such time, however, Alliance bills us monthly for R&D related costs as they are incurred.

On March 6, 2013, we entered into Phase II of our CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

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

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement and Sponsored Research Agreement

Through New Energy Solar, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with the University of South Florida Research Foundation, Inc. These agreements provide for our support of a project relating to the development of the SolarWindow™ Technology and grant us an exclusive worldwide commercial license for patents relating to the SolarWindow™ Technology developed at the University of South Florida (“USF”).

On July 5, 2011, we entered into a letter agreement pursuant to which we agreed to reimburse USF for patent application preparation and filing fees associated with USF’s patent applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, we committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted us the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, we could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time we fail to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The USF Research Foundation, Inc. granted the lead USF research scientist authorization to enter into discussions with us to extend the date of the Sponsored Research Agreement. We mutually agreed with USF to terminate the sponsored research on February 23, 2013, as the scope of work of the sponsored research had been substantially comleted. We are in the process of negotiating terms to a new world-wide licensing agreement for completed research and related patent filings.

Sigma Design Agreement

Through KEC, we continues to be a party to consulting agreements with Sigma Design Company, LLC (“Sigma”) a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma provides ongoing engineering, product development and testing services primarily relating to the development of the MotionPower™ technologies.

Results of Operations

Three and Nine Months Ended May 31, 2013 Compared with the Three and Nine Months Ended May 31, 2012

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2013 and 2012 follows:

	Three Months Ended May 31,
	2013	2012	Increase / (Decrease)	Percentage Change
Operating expense
Selling, general and administrative	$417,001	$338,381	$78,620	23%
Research and development	115,813	241,652	(125,839)	-52%
Stock compensation	51,165	48,272	2,893	6%
Total operating expense	$583,979	$628,305	$(44,326)	-7%

	Nine Months Ended May 31,
	2013	2012	Increase / (Decrease)	Percentage Change
Operating expense
Selling, general and administrative	$1,177,994	$1,130,713	$47,281	4%
Research and development	224,490	557,400	(332,910)	-60%
Stock compensation	1,333,769	184,942	1,148,827	621%
Total operating expense	$2,736,253	$1,873,055	$863,198	46%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended May 31, 2013 compared to the three months ended May 31, 2012, SG&A costs increased by $78,620 due to higher public company costs primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by a decrease in professional fees, personnel and other general costs.

During the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012, SG&A costs decreased by $991 due to higher personnel costs, travel related costs and public company costs primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by a decrease in professional fees, patent application costs and other general costs

Stock Compensation

Stock compensation represents the expense associated with the amortization of our stock options and other equity based payments. During the nine months ended May 31, 2013, stock compensation expense increased $1,148,827 due to 1) $1,059,038 recognized upon the issuance of Series H Warrants granted as an inducement to convert the 2012 Promissory Note and accrued interest payable of $56,556 into shares of common stock and 2) the expense associated with the grant of 177,500 stock options during the nine months ended May 31, 2013 and related vesting.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead and facility occupancy costs, contract services and other costs. R&D costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. See “Research and Related Agreements” above for disclosure regarding certain terms under our research agreements.

R&D costs decreased during the three and nine months ended May 31, 2013 compared to the three and nine months ended May 31, 2012 due to the phase of technology development associated with the CRADA conducted at the Stevenson-Wydler with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory under its U.S. Department of Energy contract; and a decrease in R&D costs related to services being performed by Sigma due to prototype fabrication and, an analysis of data and information associated with tested prototypes.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2013 and 2012 follows:

	Three Months Ended May 31,		Three Month	Nine Months Ended May 31		Nine Month
	2013	2012	Change	2013	2012	Change

Other income (expense)
Interest expense - other	$-	$(8,438)	$8,438	$(30,325)	$(8,438)	$(21,887)
Interest expense - accretion of debt discount	-	(15)	15	(999,485)	(15)	(999,470)
Foreign exchange loss	-	-	-	-	(65)	65
Payable written off	-	-	-	-	156,109	(156,109)
Total other income (expense)	$-	$(8,453)	$8,453	$(1,029,810)	$147,591	$(1,177,401)

Interest Expense

“Interest expense – other” relates to the 7% stated interest of the Loan. “Interest expense - accretion of debt discount” also relates to the Loan and represents the accretion of the discount applied to the Loan as a result of the issuance of 625,000 detachable warrants and the beneficial conversion feature contained in the Loan and is calculated according to the effective interest method. As a result of the conversion of the 2012 Promissory Note, the entire balance of the debt discount was recorded as interest expense during 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $16,541,195 as of May 31, 2013. Included in the deficit are non cash expenses totaling $4,570,869 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our photovoltaic and energy harvesting technologies and expand. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will likely be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At May 31, 2013, we had a cash and cash equivalent balance of $715,835. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008, from the exercise of warrants and stock options, $1,000,000 of proceeds from the Loan and most recently $1,200,000 from the consummation of a self-directed registered offering of shares and warrants on February 1, 2013.

Net cash used in operating activities was $1,537,566 for the nine months ended May 31, 2013, compared to net cash used in operating activities of $1,778,898 for the nine months ended May 31, 2012. Excluding the loss from discontinued operations of $242,210 during the nine months ended May 31, 2012, net cash used in operating activities decreased $878.

Net cash used by investing activities was $0 and $24,458 for the nine months ended May 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $1,206,483 and $1,000,000 for the nine months ended May 31, 2013 and 2012, respectively.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2013, we have future minimum lease payments of $1,341 each month under our corporate and other office operating leases. In addition, we have future minimum payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2013, the Company and 1420524 Alberta Ltd. (the “Creditor”) entered into a Loan Conversion Agreement (“LCA”) whereby the Creditor agreed to convert the entire outstanding balance of the bridge loan the Creditor provided to the Company on April 17, 2012, consisting of $1,000,000 of principal (the “Loan”) and $56,556 of accrued interest payable, into 1,650,869 shares of restricted common stock. In order to induce the Creditor to convert the Loan into shares of common stock, and eliminate the Company’s obligation to repay the Loan in cash, the effective conversion price was reduced to $0.64 (the price at which the Company sold shares pursuant to its self-directed registered offering) from the initial conversion price of $1.60. In addition, as an inducement to convert, the Company issued to the Creditor 825,435 Series H Warrants with an exercise price of $0.83 and three-year term, and reduced the exercise price of the Series G Warrants originally issued in conjunction with the convertible note to $0.64. The Company intends to use the proceeds of the Loan, and any funds received from the exercise of the Series G Warrants and/or Series H Warrants, for general and administrative working purposes. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
______________
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

(1) Incorporated by reference to the Current Report on Form 8-K filed by New Energy Technologies, Inc. on January 22, 2013.

(2) Incorporated by reference to the Current Report on Form 8-K filed by New Energy Technologies, Inc. on February 7, 2013.

(3) Incorporated by reference to the Current Report on Form 8-K filed by New Energy Technologies, Inc. on March 18, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Energy Technologies, Inc. (Registrant)

Date: July 15, 2013	By:	/s/ John A. Conklin
John A. Conklin
President and Chief Executive Officer, Chief Financial Officer and Director(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)