Form 10-K
period 2013-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2013-11-27
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

NEW ENERGY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10632 Little Patuxent Parkway, Suite 406 Columbia, Maryland	21044
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 28, 2013, as reported on the OTC Markets Group Inc. QB tier (the “OTCQB”) was $17,169,051.

As of November 20, 2013 there were 24,276,612 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

NEW ENERGY TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

ITEM 1. BUSINESS

Background

New Energy Technologies, Inc. (together with its wholly owned subsidiaries, “we,” “us” or “our”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to change our name to New Energy Technologies, Inc. We are a development stage company; we have not generated any revenue since inception and we do not expect to generate any revenue for the foreseeable future. We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

We are a renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are the subject of one hundred and one (101) U.S. and international patent filings.

SolarWindow™

Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic (“OPV”) solar cells. Our SolarWindow™ technology is the subject of forty-two (42) patent filings. Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The development of our SolarWindow™ technology has advanced through our Sponsored Research Agreement with the University of South Florida (together with the University of South Florida Research Foundation, Inc. “USF”) and Stevenson-Wydler Cooperative Research and Development Agreement (“CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”). For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining see-through. We have also successfully scaled-up our technology from a single solar cell – only one-quarter the size of a grain of rice – to a working array of solar cells which form a one-foot by one-foot early working prototype – our largest-ever SolarWindow™. A pane of glass coated with our SolarWindow™ technology is fabricated by applying our see-through, electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic (“PV”) manufacturing.

In order to advance the technical development and subsequent commercialization of our SolarWindow™ products, we are actively seeking technology and product licensing arrangements with research institutions, commercial partners, and organizations with established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries.

MotionPower™

Our MotionPower™ technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

We are developing three (3) MotionPower™ systems:

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

MotionPower™-Express can be designed for a range of speeds based on traffic pattern and the amount of energy required for a specific application. Installation sites could potentially include sport and entertainment venues, warehousing and distribution centers, fleet vehicle maintenance facilities, transportation depots, airports (passenger arrival and departure areas), parking lots, border crossings, exit ramps, neighborhoods with traffic calming zones, rest areas, toll booths, and travel plazas.

With respect to our MotionPower™ technology, our focus is the development and deployment of all three MotionPower™ systems. Our development efforts have already produced early working prototypes. If successfully developed, our MotionPower™ technology could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America, which drive approximately 6 billion miles on our nation’s roadways every day.

We have advanced product development of our MotionPower™ technology through agreements with Veryst Engineering LLC and Sigma Design Company. These firms have experience in energy capture technologies and alternative and renewable energy, respectively. For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have achieved numerous important milestones in the development of our MotionPower™ technology. For example, following the development of a first-generation MotionPower™-Express prototype, we conducted early durability and user-experience testing at Burger King®, Four Seasons Hotel®, the Holiday Inn Express®, and the City of Roanoke (VA). Data collected and analyzed from these tests have produced important advancements to MotionPower™-Express, including the ability of the system to capture and convert kinetic energy into electrical energy by improving system treadle design and response to vehicle weight and speed.

We are also working to partner with established commercial companies that specialize in energy conservation, and green building practice and performance where our technologies can be field tested and performance validated. Such commercial partnerships could evolve into potential customer sales pipelines.

Important next steps in the development of MotionPower™ include: performance testing, durability, and design improvements that focus on energy capture and conversion, all of which will involve further research and development efforts and the commitment of significant capital and intellectual resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives.

Our Key Milestones

SolarWindow™ Milestones

We have been working to invent, design, test, and prototype our SolarWindow™ technology for application to commercial flat glass in tall towers since November 2006. We have achieved the following important milestones in our development efforts:

•	There are currently forty-two (42) patent filings related to SolarWindow™ technology.

•	We are negotiating an exclusive worldwide commercial license for patents relating to the electricity-generating coating and SolarWindow™ technology developed at USF.

•	Entered into a CRADA with Alliance for Sustainable Energy, LLC, the operator of NREL under its U.S. Department of Energy contract.

•
Filed fourteen (14) patent applications for our own electricity-generating coating and SolarWindow™ technology development efforts that are independent of USF sponsored research and NREL CRADA research.

•	Announced that we have expanded the use of our SolarWindow™ coatings to include two (2) new product lines for commercial and military aircraft, and the safety and security of military pilots.

•
Determined the correct combination of compounds to create a single solar cell smaller than one-quarter the size of a grain of rice, which can successfully generate electricity on glass while remaining stable and see-through.

•	Scaled-up from a single solar cell to a one-inch by one-inch “array”. An “array” is an arrangement of multiple solar cells rather than an individual single solar cell.

•
Developed a method for spraying our see-through electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature-specific and high positive or negative pressure-sensitive manufacturing methods common to conventional solar PV manufacturing.

•
Invented and fabricated novel contacts that conduct electricity on SolarWindow™, yet remain see-through. Conventional contacts for conducting electricity use materials which generally block visibility and inhibit transparency.

•
Engineered new methods for absorbing light energy once it has been generated in order to help improve the flow of electrons (negatively charged particles), a process fundamental to generating electricity necessary for power appliances and fixtures.

•
Discovered new, solution-based compounds that successfully mobilize the electrons necessary for generating electricity on SolarWindow™ and eliminate the use of other materials that could be prone to breakdown. We have been able to produce these compounds without the use of expensive starting materials, and have discovered methods that allow for reproducibility.

•	Created methods for increasing power output by maximizing the number of solar-cells present in our SolarWindow™ array for a defined surface area.

•	Successfully scaled-up SolarWindow™ prototypes from a one-inch square to a twelve (12)-inch square (144 square inches in surface area).

•	Generate electricity on flexible plastic using novel see-through SolarWindow™ coatings.

•	Developed new SolarWindow™ coatings with increased transparency and improved color.

•	Successfully fabricated its latest working window prototype using a faster, rapid scale-up process for applying solution-based coatings.

•	Produced the largest OPV device ever fabricated at NREL in the institute’s history.

•	Successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™.

MotionPower™ Milestones

We have been working to invent, design, test, and prototype our MotionPower™ technology since July 2008. We have achieved the following important milestones in the development of our MotionPower™ technology and potential products:

•	There are currently fifty-nine (59) patent filings related to MotionPower™ technology

•	Invented methods for harvesting the kinetic energy from vehicles of varying sizes, ranging from small cars to large trucks.

•
Fabricated systems able to adapt to the unique characteristics of different vehicles weight and speed in order to optimize the amount of kinetic energy captured and converted to electricity, including MotionPower™-Express, MotionPower™-Auto and MotionPower™-Heavy.

•	Developed systems able to accommodate passage of small vehicles, bicyclists and pedestrians over the device.

•
Designed tamper-resistant systems, accompanied by a suite of sensors that allow systems to operate and be tracked for extended periods of time without supervision, essential to conducting meaningful tests at field-installation sites and commercial installation.

•
Reduced the number of moving or mechanical parts and arranged moving mechanical components into a single housing unit for ease of manufacturing, greater operating reliability, and lower maintenance and production costs.

•	Invented a novel storage system that helps better utilize the power of each vehicle axle to improve the capture and conversion of kinetic energy to electricity.

•	Addressed system durability, resistance to damage from vehicles, road debris and weather.

•
Engineered MotionPowerTM mechanical components and height actuation to maintain driver control and minimize disruption; and control rolling resistance and forces to reduce, if not eliminate, potential jerking motion.

•	Configured systems for flexibility of installation for both above-grade and in-road (embedded) applications.

•	Developed MotionPowerTM to be “scalable” to accommodate site-specific roadway entry and egress, and electrical power demands.

•	Successfully demonstrated our brand new roadway technology at the Roanoke Civic Center in Virginia, a high-traffic volume entertainment, convention, and cultural complex.

Products Derived from our Technologies

SolarWindowTM

We are developing our SolarWindow™ technology as the world’s first-of-their-kind systems able to generate electricity on glass windows and flexible plastic while remaining see-through.

On September 16, 2010, we publicly unveiled a working four-inch by four-inch prototype of our proprietary SolarWindow™ technology at USF. Scientists at the event powered lights on a scale-model house by exposing our see-through SolarWindow™ to artificial light from fluorescent lamps, mimicking lighting typically installed inside offices. In artificial light, SolarWindow™ technology outperforms today’s commercial solar and thin-films by as much as tenfold under low-intensity irradiance.

Researchers also repeatedly opened and closed window shades, successfully powering LED lights each time SolarWindow™ was exposed to natural light. This demonstration mimicked outdoor exposure such as sunlight on the exterior façade of commercial buildings – our initial target market and, we believe, a promising early application of the technology.

Scientists at the debut event not only demonstrated the ability to generate “voltage” to power lighting, but also revealed SolarWindowTM capacity to produce “current” necessary for powering mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

In February 2012, we successfully developed the largest OPV device fabricated at NREL, measuring 170cm2, approximately 14 times larger than previous devices produced at NREL. In March 2012, we, together with NREL researchers, successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining see-through is especially important to the eventual deployment of an aesthetically pleasing commercial product.

SolarWindow™ generates electricity by harnessing the energy of the sun in order to create a “photovoltaic” effect. Photovoltaics are best known as a method for generating electric power by using solar cells to convert energy from the sun into a flow of electrons. Typically, conventional PV power is generated by making use of solar modules composed of a number of cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through). Our researchers have replaced these materials with compounds that allow our SolarWindow™ technology to remain see-through, while generating electricity.

We are currently developing six (6) products (collectively, the “SolarWindow™ Products”) derived from our SolarWindow™ technology:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindowTM – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindowTM – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

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

All vehicles in motion possess kinetic energy. Kinetic energy refers to the energy of motion, and is best described as the energy an object possesses due to its motion, such as the energy observed when a ball is thrown or kicked or when a cyclist no longer needs to pedal a bike in order to continue forward motion.

The amount of kinetic energy a vehicle possesses is based upon the vehicle’s speed and weight, and inherent design and operational characteristics. The faster the vehicle is moving and the heavier it is, the more kinetic energy it possesses. When a moving vehicle slows down, it wastes some of its kinetic energy in the process of braking. It is this available kinetic energy which our MotionPower™ technology seeks to capture and convert into electricity.

For our MotionPower™ products to effectively harvest a vehicle’s kinetic energy, they must be installed at sites where vehicles are moving, or are in the process of slowing down before stopping. Our MotionPower™ technology functions as an energy harvester. Because the MotionPower™ technology is designed to be installed in locations where cars and light trucks are moving, or are required to reduce their speed, our systems only make use of vehicle energy that is required to slow down and do not “rob” vehicles of energy they would otherwise use.

We have conducted early durability and user-experience testing of our MotionPower™-Express system for cars and light trucks, such as sport utility vehicles, at Burger King®, Four Seasons Hotel®, the Holiday Inn Express®, and the City of Roanoke (VA).

Our MotionPower™ technologies could potentially be installed at high traffic locations, wherever vehicles are required to slow down or stop, including exit ramps, toll booths, traffic intersections, rest areas, travel plazas, border crossings, neighborhoods with traffic calming zones, parking sites, drive-thrus and other roadway points.

There are three MotionPower™ products in development:

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

All three MotionPower™ products could potentially have applications at our nation’s border crossings and ports of entry. In 2009, according to the Bureau of Transportation Statistics, American border crossings reported nearly 195 million personal vehicle passengers traveling in more than 97 million cars. Over 9.3 million trucks entered the United States through our border crossings, with the top 20 sites accounting for approximately 87% of such traffic. An estimated 4.9 million bus passengers in more than 344,000 buses crossed our borders.

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

Our Competitive Strengths

We believe that the following strengths enable us to compete successfully in the alternative energy industry:

•
Our products are first-of-their-kind solutions for generating sustainable electricity. There are no commercially-available products for sale in competition to our technologies and products, and therefore, our SolarWindow™ and MotionPower™ products may be positioned as ‘first-to-market.’

•
Our products have unique characteristics, not readily-achievable by other technologies. Our SolarWindow™ products generate electricity while remaining see-through, and are able to produce electricity from both natural and artificial light. These traits are unique to our products and technologies, and have not been replicated by any commercially-available technology. Our MotionPower™ systems can be engineered as either discreet or disruptive products, depending upon customer specifications. These systems are also designed to function independently of daily management, and do not require the presence of wind, sunlight, or other natural environmental influences in order to function.

•
Our SolarWindow™ products are designed for application on the vast glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack PV modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindowTM Products may be applied to the entire vertical glass façades of skyscrapers.

•
The electricity generated by our technologies is compatible for use with existing energy infrastructure. Our SolarWindow™ and MotionPower™ products are under development for seamless applications in order to avoid burdening potential customers with special utility management systems.

Our Business Strategy

Our goal is to complete the product development phase for our SolarWindow™ and MotionPower™ technologies and then, to the extent warranted, work towards commercial launch of the SolarWindow™ and MotionPower™ products. Key elements of our business strategy include:

•
Partner with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products. We will seek to engage additional firms and institutions with important technical and product development competencies as needed.

•
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

•
Foster commercial partnerships with industry partners. Work to develop commercial partnerships with third-parties, which we believe could help us accelerate the development of our sales and distribution pipeline for any products we are able to develop.

•
Develop pricing models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users. In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access to various subsidies, government incentives, tax credits, and other related financial mechanisms.

•
Develop cost-effective and efficient supply-chain management and manufacturing processes. Both our SolarWindow™ and MotionPower™ technologies and products would require manufacturing systems and supply-chain management expertise. We have begun to strategize and work towards addressing these needs in a cost-effective and efficient manner.

•
Identify and potentially acquire strategic and/or complementary technologies. We are actively engaged in identifying technologies which may be strategic and/or complementary to our SolarWindow™ and/or MotionPower™ technologies for potential acquisition.

Competition for SolarWindow™ Technology and Products

Competition in the solar PV industry is growing. Although we are not aware of other products utilizing technology substantially similar to our SolarWindow™ technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

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

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and products) obsolete. The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•
BELECTRIC Solarkraftwerke GmbH (through the acquisition of Konarka Technologies, Inc. and its assets) - is focused on the development and advancement of nano-enabled polymer PV materials that are lightweight, flexible and more versatile than traditional solar materials. Following Belectric’s takeover of Konarka Technologies, the company plans to set up OPV production facilities in Germany in the coming months (Ref: October 24, 2012). Belectric has subsidiaries in seventeen (17) countries.

•
Pythagoras Solar – the company’s Photovoltaic Glass Unit (“PVGU”) uses patented optical technology, high-efficiency silicon, and advanced materials to provide the industry’s first highest-transparency and highest-density PV power generation in a standard double-pane window form factor, known in the industry as an insulating glass unit (“IGU”). The PVGU leverages the modularity and ease of installation of the IGU while controlling direct solar radiation and providing greater transparency to further increase the energy efficiency gains through reduced heating/cooling and lighting costs.

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

Other than our efforts, to our knowledge there are only three small, privately-held companies developing vehicle energy harvesters. Unlike our MotionPower™ technology for cars, light trucks, and heavy long-haul vehicles, these other technologies appear primarily directed to heavy trucks only.

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

•
KinergyPowerUSA – is purportedly developing its “Energy Carpet” technology for installation where heavy trucks drive over a series of slats. A number of underlying, interconnected micro- sized pistons pump hydraulic fluids to turn a generator, ultimately producing electricity. To date, there are no publicly-disclosed Energy Carpet installations of which we are aware.

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

Proprietary Assets

SolarWindowTM

Our SolarWindow™ technology is the subject of forty-two (42) patent filings.

MotionPowerTM

Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

Government Regulation

SolarWindow™

Our SolarWindow™ technology may be subject to certain government regulations. Our ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing our research and development processes, as well as approval of the manufacturing and marketing of any products derived from such research and development activities.

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

Employees

As of August 31, 2013, we have three full time employees, Mr. John A. Conklin, President and Chief Executive Officer and Chief Financial Officer; Dr. Scott Hammond, Principal Scientist and Briana Erickson, Manager of Business Operations & Communications.

ITEM 2. PROPERTIES

Our corporate office is located at 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044. On December 1, 2010, we renewed our sublease agreement on a month-to-month basis with MVP Law Group, P.A., of which our former Chief Executive Officer and President is a founder and former managing attorney. Rent for this office space is $1,100 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “NENE”. Our warrants to purchase common stock are not currently traded on any market.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low
Fiscal Year Ended August 31, 2013
First Quarter 2013 (September 1 – November 30, 2012)	$1.30	$0.80
Second Quarter 2013 (December 1, 2012 – February 28, 2013)	$1.68	$0.76
Third Quarter 2013 (March 1 – May 31, 2013)	$2.57	$1.22
Fourth Quarter 2013 (June 1 – August 31, 2013)	$2.17	$1.67

Fiscal Year Ended August 31, 2012
First Quarter 2012 (September 1 – November 30, 2011)	$2.30	$1.41
Second Quarter 2012 (December 1, 2011 – February 29, 2012)	$2.39	$1.08
Third Quarter 2012 (March 1 – May 31, 2012)	$4.42	$1.81
Fourth Quarter 2012 (June 1 – August 31, 2012)	$2.03	$1.25

As of November 19, 2013, there were approximately 38 stockholders of record of our common stock. A portion of our common stock is held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2013.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, our Board adopted and approved and on February 7, 2011, a majority of our shareholders approved the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 5,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	970,838	(2)	$2.03	3,892,495
Equity compensation plans not approved by security holders	--		--	--
Total	970,838		$2.03	3,892,495

(1) Consists of grants under the 2006 Plan.

(2) Please refer to ITEM 8, Financial Statements “NOTE 5. STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the “SEC”), including the following:

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

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended August 31, 2013, we entered into the following securities related transactions:

1.
We completed a self-directed registered offering of 1,875,000 units at a price of $0.64 per unit for $1,200,000 in aggregate proceeds. Each unit consisted of one share of our common stock and one-half Series H Stock Purchase Warrant (the “Series H Warrants”) to purchase one-half of a share of common stock at the initial exercise price of $0.83 per share for a period of three years from the date of issuance. The Company issued Series H Warrants to purchase up to 937,503 shares of common stock as part of the registered offering.(1)

2.	Investors in our registered offering received 7,812 shares of common stock upon the exercise of 7,812 Series H Warrants for aggregate gross proceeds of $6,484.(1)
3.
We issued 1,650,869 shares of restricted common stock upon the conversion of $1,000,000 of principal and $56,556 of accrued interest related to the April 17, 2012, Bridge Loan (the “2012 Bridge Loan”).(2)

4.	We issued a Series H Warrant to purchase up to 825,435 shares of our common stock to 1420524 Alberta Ltd. as part of the conversion of the 2012 Bridge Loan.(2)
5.	Mr. Conklin, Chief Executive Officer received 22,672 shares of common stock upon the cashless exercise of 63,333 vested options.

During the year ended August 31, 2012, in connection with the 2012 Bridge Loan Agreement, we issued a Series G Stock Purchase Warrant (the “Series G Warrant”) to purchase up to 625,000 shares of our common stock, which is exercisable through April 17, 2015.(2)

(1) See “Note 4 – Stockholder’s Equity (Deficit)” under ITEM 8, Financial Statements, for additional information.

(2) See “Note 3 - Convertible Promissory Note” under ITEM 8, Financial Statements, for additional information.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

New Energy Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to change our name to New Energy Technologies, Inc. Our wholly owned subsidiaries include: Sungen Energy, Inc. (“Sungen”), which was incorporated on July 11, 2006, in the State of Nevada and is currently inactive; Kinetic Energy Corporation (“KEC”), which was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to our MotionPower™ technology; and New Energy Solar Corporation (“New Energy Solar”), which was incorporated on February 9, 2009, in the State of Florida and has entered into agreements with USF to sponsor research related to our SolarWindow™ technology.

We are a development stage renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are collectively the subject of one hundred and one (101) patent filings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells applied to glass and plastics. Our SolarWindow™ technology is the subject of forty-two (42) patent filings. Our MotionPower™ technology harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

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

As of August 31, 2013, we had working capital of $397,516. Subsequent to our fiscal year end, on October 7, 2013, the Company received proceeds of $3,000,000 in connection with issuing a 7% unsecured convertible note. Based upon our current level of operations and expenditures, we believe that cash on hand as of the filing of this annual report should be sufficient to enable us to continue operations into our fiscal year ended August 31, 2015.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology and our MotionPower™ technology.

SolarWindow™ Technology

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

In efforts to advance the commercial development of the SolarWindow™ technology, on March 18, 2011, we entered into a CRADA with Alliance for Sustainable Energy, LLC (“Alliance”), the operator of NREL under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals. Under the terms of the CRADA, we agreed to reimburse Alliance for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

On January 16, 2013, we entered into a modification to the CRADA for the purpose of extending the date pursuant to which NREL’s researchers will make use of our exclusive IP and NREL’s background IP. As part of the extension, we advanced $150,000 to Alliance as a retainer, which will be used once the development goals are met. Until such time, however, Alliance bills us monthly for R&D related costs as they are incurred.

On March 6, 2013, we entered into Phase II of our CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

•	Further improve SolarWindow™’s efficiency and transparency;
•	Optimize electrical power (current and voltage) output;
•	Optimize the application of the active layer coatings which make it possible for SolarWindow™ to generate electricity on glass surfaces;
•	Develop improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	Optimize SolarWindow™ performance on flexible substrates; and
•	Develop high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale BIPV and windows.

University of South Florida Research Foundation, Inc. License Agreement, Option Agreement, Sponsored Research Agreement

Through New Energy Solar, we are a party to a License Agreement, an Addendum to the License Agreement, an Option Agreement and a Sponsored Research Agreement with USF. These agreements provide for our support of a project relating to the development of the SolarWindow™ technology and grant us an exclusive worldwide commercial license under certain patents relating to the SolarWindow™ technology developed at USF.

On July 5, 2011, we entered into a letter agreement pursuant to which we agreed to reimburse USF for filing fees associated with USF’s patent applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, we committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted us the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, we could extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time we fail to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The USF Research Foundation, Inc. granted the lead USF research scientist authorization to enter into discussions with us to extend the date of the Sponsored Research Agreement. We mutually agreed with USF to terminate the sponsored research on February 23, 2013, as the scope of work of the sponsored research had been substantially completed. We are in the process of negotiating terms to a new world-wide licensing agreement for completed research and related patent filings.

MotionPower™ Technology

Sigma Design Agreement

Through KEC, the Company was party to consulting agreements with Sigma Design Company, LLC (“Sigma”) a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma was contracted to provide engineering, product development and testing services primarily relating to the development of the MotionPower™ technologies. On, or about July 15, 2013, Sigma completed its MotionPower™ development and testing services.

Results of Operations

Year Ended August 31, 2013 Compared with the Year Ended August 31, 2012

Operating Expenses

A summary of our operating expense for the years ended August 31, 2013 and 2012 follows:

	Year ended August 31,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
Selling, general and administrative	$1,502,581	$1,442,988	$59,593	4%
Research and development	356,877	672,443	(315,566)	-47%
Stock compensation	1,383,264	205,098	1,178,166	574%
Total operating expense	$3,242,722	$2,320,529	$922,193	40%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $59,593 year-over-year increase is primarily due to higher personnel costs and public company expenses primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by decreased in patent costs and professional fees.

Stock Compensation

Stock compensation represents the expense associated with the amortization of our stock options and other equity based payments. During the year ended August 31, 2013, stock compensation expense increased $1,178,166 due to $1,059,038 recognized upon the issuance of Series H Warrants granted as an inducement to convert the 2012 Bridge Loan and accrued interest into shares of common stock and the expense associated with our stock option grants, including the 2013 grant of 177,500 stock options and grants made in prior years vesting over time.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. See “Research and Related Agreements” above for disclosure regarding certain terms of our research agreements.

R&D costs decreased during the year ended August 31, 2013, compared to the year ended August 31, 2012, due to the phase of technology development associated with the CRADA conducted at NREL and a decrease in R&D costs related to services performed by Sigma due to prototype fabrication and an analysis of data and information associated with tested prototypes.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2013 and 2012 follows:

	Year Ended August 31,		Increase/
	2013	2012	(Decrease)
Other income (expense)
Interest expense-other	$(30,325)	$(26,231)	$(4,094)
Interest expense - accretion of debt discount	(999,485)	(515)	(998,970)
Foreign exchange loss	-	(55)	55
Payable written off	-	156,109	(156,109)
Total other income (expense)	$(1,029,810)	$129,308	$(1,159,118)

Interest Expense

“Interest expense – other” relates to the 7% stated interest of the Bridge Loan. “Interest expense - accretion of debt discount” also relates to the 2012 Bridge Loan and represents the accretion of the discount applied to the loan as a result of the issuance of a detachable Series G Warrant exercisable for 625,000 shares of our common stock and the beneficial conversion feature contained in the 2012 Bridge Loan and is calculated according to the effective interest method. As a result of the conversion of the 2012 Bridge Loan, the entire balance of the debt discount was recorded as interest expense during 2013.

Discontinued Operations

On August 19, 2011, we established Nakoda, a California corporation and wholly owned subsidiary of ours, which began operations in September 2011. In January, 2012, we divested ourselves of Nakoda due to the high costs associated with growing operations and difficult financing environment resulting in a loss of $242,210 recorded as discontinued operations.

Liquidity and Capital Resources

We have an accumulated deficit of $17,053,889 through August 31, 2013. Included in the deficit are non-cash expenses totaling $4,620,369 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our PV and energy harvesting technologies and expand. Although we believe that we have sufficient capital to fund our operations through at least August 31, 2014, management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At August 31, 2013, we had a cash and cash equivalent balance of $347,493. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008, from the exercise of warrants and stock options and $1,000,000 of proceeds from the 2012 Bridge Loan and most recently $1,200,000 from the consummation of a self-directed registered offering of shares and Series H Warrants on February 1, 2013.

Net cash used in operating activities was $1,905,908 for the year ended August 31, 2013, compared to net cash used in operating activities of $2,248,809 for the year ended August 31, 2012. The decrease in cash used in operating activities of $342,901 substantially reflects decreases in amounts paid for research and development.

Net cash used by investing activities was $0 and $24,458 for the years ended August 31, 2013 and 2012, respectively.

Net cash provided by financing activities during 2013 of $1,206,483 was from the self-directed registered offering on February 1, 2013 and the exercise of 7,812 Series H Warrants, whereas cash provided by financing activities in 2012 was from the 2012 Bridge Loan.

On October 7, 2013, the Company received proceeds of $3,000,000 in connection with issuing a 7% unsecured convertible note. For additional information please refer to "ITEM 8. FINANCIAL STATEMENTS", "Note 9 - Subsequent Events".

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of August 31, 2013, we have lease payments of $1,341 each month under our month-to-month corporate and other office operating leases. In addition, we have future payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of August 31, 2013 and 2012	27

Consolidated Statements of Operations for the Years Ended August 31, 2013 and 2012 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2013	28

Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2013	29

Consolidated Statements of Cash Flows for the Years Ended August 31, 2013 and 2012 and the Cumulative Period from Inception (May 5, 1998) to August 31, 2013	30

Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Energy Technologies, Inc.
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of New Energy Technologies, Inc. and Subsidiaries ("the Company") (a development stage company) as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Energy Technologies, Inc. and Subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from May 5, 1998 (inception), to August 31, 2013, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 27, 2013

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2013 AND 2012

	August 31,	August 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$347,493	$1,046,918
Deferred research and development costs	150,000	32,595
Prepaid expenses and other current assets	22,379	28,233
Total current assets	519,872	1,107,746

Equipment, net of accumulated depreciation of $12,025 and $5,882, respectively	13,823	19,966
Total assets	$533,695	$1,127,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$122,356	$63,403
Accrued liabilities	-	26,231
Convertible promissory note, net of discount of $0 and $999,485, respectively	-	515
Total current liabilities	122,356	90,149

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at August 31, 2013 and 2012, respectively.	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,194,713 and 20,638,360 shares issued and outstanding at August 31, 2013 and 2012, respectively	24,194	20,638
Additional paid-in capital	17,441,034	13,798,282
Deficit accumulated during the development stage	(17,053,889)	(12,781,357)
Total stockholders' equity	411,339	1,037,563
Total liabilities and stockholders' equity	$533,695	$1,127,712

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2013

			Cumulative
			May 5, 1998
	Year Ended August 31,		(Inception) to
	2013	2012	August 31, 2013

Revenue	$-	$-	$-

Operating expense
Selling, general and administrative	2,885,845	1,648,086	14,271,837
Research and development	356,877	672,443	2,947,016
Total operating expense	3,242,722	2,320,529	17,218,853

Loss from operations	(3,242,722)	(2,320,529)	(17,218,853)

Other income (expense)
Interest income	-	-	98,582
Interest expense - other	(30,325)	(26,231)	(68,949)
Interest expense - accretion of debt discount	(999,485)	(515)	(1,000,000)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange loss	-	(55)	(86,428)
Change in fair value of warrant liability	-	-	2,128,331
Payable written off	-	156,109	186,109
Total other income (expense)	(1,029,810)	129,308	1,312,042

Loss from continuing operations	(4,272,532)	(2,191,221)	(15,906,811)

Loss from discontinued operations	-	(242,210)	(404,307)

Net loss	$(4,272,532)	$(2,433,431)	$(16,311,118)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.19)	$(0.11)
Discontinued operations	$-	$(0.01)
Total	$(0.19)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	22,686,892	20,638,360

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 5, 1998 (INCEPTION) TO AUGUST 31, 2013

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000

Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	150,000
Net loss for the year ended August 31, 1998				(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	(12,326)	140,674

Net loss for the year ended August 31, 1999				(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	(90,272)	62,728

Net loss for the year ended August 31, 2000				(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	(102,718)	50,282

Net loss for year ended August 31, 2001				(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	(115,622)	37,378

Net loss for the year ended August 31, 2002				(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	(170,557)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	103,332
Net loss for the year ended August 31, 2003				(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	(268,219)	(11,887)

Net loss for the year ended August 31, 2004				(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	(288,006)	(31,674)

Net loss for the year ended August 31, 2005				(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	(391,148)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Net loss for the year ended August 31, 2006				(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708	741,624	(549,130)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	(400,000)	(400,000)
Net loss for the year ended August 31, 2007				(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,954	3,790,378	(2,391,899)	1,416,433

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	218,750
Stock based compensation	-	-	3,600,303	-	3,600,303
Net loss for the year ended August 31, 2008				(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	(8,113,444)	2,930,896

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	1,032,500
Stock based compensation	-	-	183,312	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	(3,591,093)
Net income for the year ended August 31, 2009				1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526	(6,152,269)	2,528,790

Stock based compensation	-	-	661,040	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	(342,771)	(2,128,331)
Net loss for the year ended August 31, 2010				(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	(6,728,176)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	30,800
Stock based compensation	-	-	2,855,630	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	(1,304,551)
Net loss for the year ended August 31, 2011				(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,638	12,593,184	(10,347,926)	2,265,896

Stock based compensation	-	-	237,046	-	237,046
Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	452,950
Net loss for the year ended August 31, 2012				(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	20,638	13,798,282	(12,781,357)	1,037,563

Stock based compensation	-	-	334,305	-	334,305
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	(10,075)
Issuance of common stock and warrants at $0.64 per unit	1,875,000	1,875	1,198,125	-	1,200,000
Issuance of common stock upon the conversion of note at $0.64 per share	1,650,869	1,651	1,054,905	-	1,056,556
Exercise of stock options	22,672	22	(22)	-	-
Issuance of common stock upon the exercise of Series H Warrants	7,812	8	6,476	-	6,484
Expense related to issuance of Series H Warrants as inducement to convert the 2012 Promissory Note	-	-	1,059,038	-	1,059,038
Net loss for the year ended August 31, 2013	-	-	-	(4,272,532)	(4,272,532)
Balance, August 31, 2013	24,194,713	$24,194	$17,441,034	$(17,053,889)	$411,339

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO AUGUST 31, 2013

			Cumulative
			May 5, 1998
	Year Ended August 31,		(Inception) to August 31,
	2013	2012	2013
Cash flows from operating activities
Loss from continuing operations	$(4,272,532)	$(2,191,221)	$(15,906,811)
Add: loss from discontinued operations	-	(242,210)	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,143	5,419	16,507
Stock based compensation expense	334,305	237,046	7,871,637
Reversal of stock based compensation expense due to forfeiture of stock options	(10,075)	(31,948)	(5,416,638)
Warrants issued to note holder	1,059,038	-	1,059,038
Change in fair value of warrant liability	-	-	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	(156,109)	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	999,485	515	1,000,000
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(117,405)	123,684	(150,000)
Decrease (increase) in prepaid expenses and other current assets	5,854	41,149	(22,379)
Increase (decrease) in accounts payable	58,953	(56,465)	152,356
Increase (decrease) in accrued liabilities	30,325	21,331	212,665
Net cash used in operating activities	(1,905,909)	(2,248,809)	(13,790,733)

Cash flows from investing activity
Purchase of equipment	-	(24,458)	(35,637)
Net cash used in investing activity	-	(24,458)	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	1,206,484	-	13,573,863
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	-	1,000,000	1,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	1,206,484	1,000,000	14,173,863

Increase (decrease) in cash and cash equivalents	(699,425)	(1,273,267)	347,493

Cash and cash equivalents at beginning of period	1,046,918	2,320,185	-

Cash and cash equivalents at end of period	$347,493	$1,046,918	$347,493

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$-	$547,050	$547,050
Debt discount recorded for beneficial conversion feature	$-	$452,950	$452,950
Warrants issued for broker commissions	$-	$-	$642,980
Common stock issued for conversion of note payable	$1,056,556	$-	$1,056,556

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

NOTE 1 - Organization, Liquidity and Summary of Significant Accounting Policies

Organization

New Energy Technologies, Inc. (the “Company”, "we", "us", "our") was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”).

Sungen was incorporated on July 11, 2006, in the State of Nevada and is currently inactive.

KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC.

New Energy Solar was incorporated on February 9, 2009, in the State of Florida and has entered into agreements with USF to sponsor research related to the Company’s SolarWindow™ technology.

On March 16, 2011, pursuant to a consent signed by the Company’s shareholders owning a majority of the Company’s then issued and outstanding shares of common stock, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

On August 19, 2011, the Company established Nakoda Energy, Inc. (“Nakoda”), a California corporation and wholly owned subsidiary of the Company, which began operations in September 2011. Due to the high costs associated with growing operations and difficult financing environment, management suspended all Nakoda related operations as of November 30, 2011. On January 20, 2012, management completed the sale of Nakoda pursuant to a stock purchase agreement. The Company did not recognize any revenue from Nakoda related operations nor were there any recorded assets or liabilities as of and during the periods presented.

The Company is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects light energy from the sun and artificial sources (SolarWindow™), and the other harvests kinetic energy present in moving vehicles (MotionPower™). The Company’s proprietary, patent-pending technologies and products, which are the subjects of one hundred and one (101) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and eventual commercial deployment.

The Company’s SolarWindow™ technology generates electrical energy when the electricity-generating coating is applied to glass and plastic surfaces creating semi-transparent, see-through solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey). The Company’s SolarWindow™ technology is the subject of forty-two (42) patent filings.

The Company’s MotionPower™ technology harvests, or captures, the “kinetic” or “motion” energy of cars, trucks, buses, and heavy commercial vehicles when they pass over the system or slow down before coming to a stop. MotionPower™ converts this captured energy into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency). The Company’s MotionPower™ technology is the subject of fifty-nine (59) patent filings.

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

Liquidity

The Company is a development stage company, does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $17,053,889 as of August 31, 2013, and does not have positive cash flows from operating activities. Included in the deficit are non cash expenses totaling $4,620,369 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

On February 1, 2013, the Company received $1,200,000 from an equity financing through the sale of its securities. As of August 31, 2013, the Company had cash and cash equivalents of $347,493. Subsequent to the Company’s fiscal year end, on October 7, 2013, the Company received proceeds of $3,000,000 in connection with issuing a 7% unsecured convertible note. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations into our fiscal year ended August 31, 2015. However, there is no assurance that the Company will be able to generate revenue and achieve profitability or secure additional financing once the current cash balance is depleted.

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

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly owned subsidiaries, Sungen, KEC, and New Energy Solar. All significant intercompany balances and transactions have been eliminated.

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

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 4 - Stockholders’ Equity (Deficit)” and “Note 5 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note 6 - Net Loss Per Share” for further discussion.

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

NOTE 2 – Accounts Payable

At August 31, 2013, accounts payable totaling $122,356 consisted of $42,539 of professional services, $70,327 related to R&D and $9,490 of trade payables.

At August 31, 2012, accounts payable totaling $63,403 consisted of $24,863 of professional services and $38,540 of trade payables. Accrued liabilities consisted of $26,231 of accrued interest on the Company’s $1,000,000 outstanding Bridge Loan dated April 17, 2012.

NOTE 3 – Convertible Promissory Note

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”), pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “Loan”). As a condition to the Creditor’s entry into the Loan Agreement, the Company issued the Creditor a Series G Stock Purchase Warrant to purchase 625,000 shares of the Company’s common stock (the “Series G Warrant”), which is exercisable through April 17, 2015, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTC Markets Group Inc. QB tier (the “OTCQB”) for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. According to the original terms of the Loan Agreement, the Creditor could elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for the Company’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein. The debt discount attributable to the relative fair value of the warrants and the beneficial conversion feature amounted to $547,050 and $452,950, respectively, and was to be accreted over the term of the Loan using the effective interest method.

On February 1, 2013, the Company and the Creditor entered into a Loan Conversion Agreement (“LCA”) whereby the Creditor agreed to convert the entire balance outstanding, including $1,000,000 of principal and $56,556 of accrued interest payable into 1,650,869 shares of restricted common stock. In order to induce the Creditor to convert the Loan into shares of common stock, and eliminate the Company’s obligation to repay the Loan in cash, the effective conversion price was reduced to $0.64 (the price at which the Company sold shares pursuant to its self-directed registered offering; see “NOTE 4 – Stockholders’ Equity (Deficit)” below) from the initial conversion price of $1.60. In addition, as part of the conversion, the Company issued to the Creditor a Series H Warrant to purchase 825,435 shares of the Company’s common stock (See “NOTE 4 – Stockholders’ Equity (Deficit)” below for additional information). No incremental expense was recognized in these consolidated financial statements related to the reduction in the exercise price of the Series G Warrant, and the conversion of the Loan, because the transaction did not meet the requirements for an inducement under accounting principles generally accepted in the United States. As such, the Loan conversion was accounted for as a debt extinguishment with no gain or loss recognized due to the related party nature of the transaction. The Company recognized expense amounting to $1,059,038 for the issuance of the Series H Warrant to the Creditor, representing additional financing costs associated with the Loan.

During the years ended August 31, 2013 and 2012, the Company recognized $30,325 and $26,231, respectively of interest expense related to the Loan and $999,485 and $515, respectively of accretion related to the debt discount. As a result of the Loan conversion, the debt discount was fully amortized by February 1, 2013, the date of the LCA.

NOTE 4 – Stockholders’ Equity (Deficit)

On February 1, 2013, in full satisfaction of the 2012 Promissory Note, the Company issued to the Creditor 1,650,869 shares of restricted common stock upon the conversion of the 2012 Promissory Note, as adjusted in accordance with the terms of the LCA. Additionally, pursuant to the terms of the LCA, the Company issued to the Creditor 825,435 Series H Warrants and reduced the exercise price of the Series G Warrant to $0.64 (See “Note 3 - Convertible Promissory Note” above for additional information).

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2013 and 2012 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	August 31, 2013	August 31, 2012	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,755,126	-	$0.83	February 1, 2016
Total	2,380,126	625,000

The Series G Warrant was issued on April 17, 2012, as a condition to the Creditor entering into the Loan Agreement more fully described above under “Note 3 - Convertible Promissory Note.” In order to induce the Creditor to convert the Loan into shares of the Company’s common stock, the initial exercise price of $1.92 was reduced to $0.64. Additionally, the Series G Warrant contains a cashless exercise provision and registration rights requiring us to file a registration statement with the SEC for the shares issuable upon exercise of the Series G Warrant within 60 days receipt of a written request by the Creditor.

As inducement to convert the Loan, on February 1, 2013, the Company issued to the Creditor 825,435 Series H Warrants (See “Note 3 - Convertible Promissory Note” above for additional information). The warrants have an exercise price of $0.83 per share, expire on the third anniversary of the LCA, or on February 1, 2016 and may be exercised in whole or in part at any time from the date of issuance through expiration. Based on the following Black-Scholes Option Pricing Model assumptions: exercise price - $0.83; market price of common stock - $1.48 per share; estimated volatility - 161%; risk free interest rate - 0.40%; expected dividend rate - 0%; and expected life - 3.0 years, the Company calculated the fair value of these warrants to be $1,059,038.

On February 1, 2013, as part of the Registered Offering, the Company issued 937,503 Series H Warrants (See “Note 4 – Stockholders’ Equity (Deficit)” above for additional information).

During the year ended August 31, 2013, the Company received $6,484 upon the exercise of 7,812 Series H Warrants by two warrant holders.

NOTE 5 – Stock Options

On October 10, 2006, the Company’s Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest over two to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,892,495 remain available for grant and 136,667 options have been exercised as of August 31, 2013. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

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

A summary of the Company’s stock option activity for the year ended August 31, 2013 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2012	861,671	2.10
Grants	177,500	1.59
Exercises	(63,333)	1.65
Forfeitures	(5,000)	3.27
Outstanding at August 31, 2013	970,838	2.03	6.83 years	$236,334
Exercisable at August 31, 2013	479,337	2.42	6.27 years	$108,084
Available for grant at August 31, 2013	3,892,495

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their options on August 31, 2013. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.90 on August 31, 2013 and 828,335 outstanding options have an exercise price below $1.90 per share, as of August 31, 2013, there is intrinsic value to our outstanding in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the years ended August 31, 2013 and 2012, and from May 5, 1998 (inception) to August 31, 2013:

	Year Ended August 31,		Cumulative May 5, 1998 (Inception) to August 31,
	2013	2012	2013
Stock Compensation Expense:
Selling general and administrative expense	$324,230	$205,098	$2,454,998

As of August 31, 2013, the Company had $67,329 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.0 years.

Stock Option Activity During the Year Ended August 31, 2013

On December 20, 2012, the Company granted two stock options to purchase up to 15,000 (a 10,000 and 5,000 option grant, respectively) shares of the Company’s common stock at an exercise price of $0.80 per share, the fair market value of the Company’s common stock on the date of grant, to two employees as partial compensation for services. The stock options expire ten years from the date of grant, on December 20, 2022 and vest as follows: (a) 7,500 shares vest immediately on the date of grant and (b) 7,500 shares on the one-year anniversary on December 20, 2013. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and the employees. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employees cease to be one of the Company’s employees. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $11,700, or $0.78 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $0.80 per share, dividend yield of 0%, volatility of 160.1%, risk-free rate of 1.14%, and a term of 7.67 years. During the year ended August 31, 2013, the Company recognized $10,238 of expense related to these two issuances.

On April 27, 2012, pursuant to his employment agreement, the Company’s former Vice President of Business and Technology Development, Mr. John Patrick Thompson received a grant of 100,000 stock options. The options have an exercise price of $2.30, the fair market value of the Company’s common stock on the date of grant. The stock options expire ten years from the date of grant, on April 27, 2022 and vest in various amounts upon the meeting of certain milestones and which vesting is subject to Board approval. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date the employee ceases to be one of the Company’s employees. Upon termination of such service, the employee will have a specified period of time to exercise vested stock options, if any. The grant date fair value of the stock option granted was $225,000, or $2.25 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $2.30 per share, dividend yield of 0%, volatility of 167.1%, risk-free rate of 1.34%, and term of 7.67 years. The Company recognizes compensation cost associated with this stock option grant with performance conditions when the Company determines that it is probable that certain milestones will be achieved. On December 20, 2012, the Company’s Board determined that milestones related to 2,500 options were substantially met. Thus, during the year ended August 31, 2013, the Company recognized $5,625 of expense related to this award. On August 6, 2013, Mr. Thompson's employment with the Company ceased. As a result no further vesting of the aforementioned option grant will vest. Mr. Thompson has 120 days from the date of his departure to exercise his 2,500 vested options.

On January 23, 2013, the Board approved, and the Company granted, a stock option to each of the Company’s four directors, including John Conklin, CEO, to purchase 40,000 shares of its common stock at an exercise price of $1.65 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 23, 2023, and vests as follows: (a) 20,000 shares vest immediately on the date of grant and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s directors was $64,386 estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $1.65 per share, dividend yield of 0%, volatility of 161.1%, risk-free rate of 1.24%, and a term of 7.67 years. During the year ended August 31, 2013, the Company recognized $225,349 of expense related to these four issuances.

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

In addition to the above, the Company recorded compensation expense of $88,644 during the year ended August 31, 2013 related to options granted prior to 2012 and which are currently vesting.

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

On September 30, 2012, Mr. Javier Jimenez resigned from the Board. As a result of his resignation, Mr. Jimenez forfeited 5,000 unvested stock options and had vested 11,667 stock options with an exercise price of $3.27 per share. The Company recorded stock based compensation totaling $91,780 related to the amortization of the fair value of this stock option grant, including the recognition of $66,252 of expense for the year ended August 31, 2012. Since the stock option was forfeited prior to 5,000 options vesting, $23,705 previously recognized for stock based compensation was reversed on August 31, 2012, resulting in total stock based compensation expense related to Mr. Jimenez’s stock option grant of $68,075. Mr. Jimenez has until September 30, 2014, to exercise his 11,667 vested stock options.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2013:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	9.31	$0.80	7,500	9.31	$0.80
1.32	50,001	1.29	1.32	50,001	1.29	1.32
1.65	763,334	6.83	1.65	283,333	8.34	1.65
2.30	2,500	8.66	2.30	2,500	8.66	2.30
2.50	10,000	7.60	2.50	6,000	7.60	2.50
2.55	33,334	5.03	2.55	33,334	5.03	2.55
3.27	18,334	0.91	3.27	18,334	0.91	3.27
4.98	16,667	4.53	4.98	16,667	4.53	4.98
5.94	50,001	7.32	5.94	50,001	7.32	5.94
6.51	11,667	1.08	6.51	11,667	1.08	6.51
Total	970,838	6.83	$2.03	479,337	6.27	$2.42

NOTE 6 – Net Loss Per Share

During the years ended August 31, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2013 and 2012:

	Year Ended August 31,
	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(4,272,532)	$(2,433,431)
Denominator:
Weighted average number of common shares outstanding	22,686,892	20,638,360
Basic and diluted EPS	$(0.19)	$(0.12)

NOTE 7 – Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $3,750 per quarter through the quarter ended February 28, 2013. The amount was increased to $4,250 per quarter beginning with our third quarter ending on May 31, 2013. New Board member compensation is pro rated in their first quarter. During the years ended August 31, 2013 and 2012, the Company incurred $59,618 and $91,200, respectively in cash based Board compensation. Additionally, the Company recognized stock compensation expense related to stock options granted for services rendered by non-employee directors of the Company, which is included in professional fees (See “Note 5 - Stock Options” above) during the years ended August 31, 2013 and 2012 of $176,699 and $90,297, respectively.

During his tenure as Director from March 21, 2011 through December 11, 2012, Mr. Peter Fusaro provided consulting services to the Company. In addition to the quarterly Board fees received as discussed above, during the year ended August 31, 2013 and 2012, the Company paid Mr. Fusaro $2,100 and $13,300, respectively.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the years ended August 31, 2013 and 2012, the law firm of Sierchio & Company, LLP provided $128,924 and $176,404, respectively, of legal services. At August 31, 2013, the Company owed Sierchio & Company, LLP $38,013 which is included in accounts payable.

On February 1, 2013, Kalen Capital Holdings LLC, a wholly owned subsidiary of Kalen Capital Corporation, a shareholder owning in excess of 5% of the Company’s issued and outstanding stock, purchased 1,843,750 shares of the Company’s common stock and a Series H Warrant to purchase 921,875 shares of the Company’s common stock for an aggregate purchase price of $1,180,000 pursuant to the registered public offering conducted by the Company (See “NOTE 4 – Stockholders’ Equity (Deficit)” above).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,404,418	$2,506,712
Capitalized research and development	836,568	756,562
Depreciation	(4,700)	(6,788)
Stock based compensation	1,130,104	659,793
Research and development credit carry forward	206,715	174,558
Total deferred tax assets	5,573,105	4,090,837
Less: valuation allowance	(5,573,105)	(4,090,837)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,482,268 and $869,333 for the years ended August 31, 2013 and 2012, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2013 available to offset future federal taxable income, if any, of $10,012,994, which will fully expire by the fiscal year ended August 31, 2033. Accordingly, there is no current tax expense for the years ended August 31, 2013 and 2012. In addition, the Company has research and development tax credit carry forwards of $206,715 at August 31, 2013, which are available to offset federal income taxes and begin to expire during the year ended August 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2013 and 2012.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2013 and 2012:

	2013	2012
Income tax benefit at statutory rate	$1,452,661	$827,367
Non-deductible meals and entertainment	(2,550)	(1,280)
Research and development credit	32,157	53,576
Other	-	(10,330)
Change in valuation allowance	(1,482,268)	(869,333)
	$-	$-

The fiscal years 2009 through 2013 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 9 – Subsequent Events

On October 31, 2013, Mr. Jatinder S. Bhogal resigned as a director.

On October 7, 2013, the Company received proceeds of $3,000,000 in connection with issuing a 7% unsecured convertible note (the “Note”) to Kalen Capital Corporation, a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. As part of the loan the Company issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” The Note is due on October 6, 2014, and interest is to be compounded quarterly. The conversion price of the Note is the lesser of (1) $1.37, or (2) 70% of the 20 day average closing price of the common stock. The Note is convertible into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock; and (c) one Series J Stock Purchase Warrant for the purchase of one share of common stock. For additional information regarding the Note see the Company’s Current Report on Form 8-K filed by the Company with the SEC on October 10, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of three members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
John A. Conklin	54	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010 (1)
Alastair Livesey	56	Director	September 19, 2007
Joseph Sierchio	64	Director	July 24, 2008

(1) Mr. Conklin was appointed our President, Chief Executive Officer and Chief Financial Officer following the resignation of Meetesh V. Patel from such positions on August 9, 2010. Mr. Conklin was appointed to the the Board on March 21, 2011.

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

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP, our counsel, since May of 2007. Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May 2007. Prior thereto Mr. Sierchio was a partner at Eiseman Levine Learhaupt and Kakoyannis, PC. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of the following reporting companies: Ceres Ventures, Inc., which is developing an internet based financial services platform linking entrepreneurs with potential investors and Janus Resources, Inc., which is engaged in the research and development of an organ regenerating technology. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

All of our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

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

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board. Our Corporate Governance Guidelines are available on our website at http://www.newenergytechnologiesinc.com. To access our Corporate Governance Guidelines, click on “Investors,” and then click on “Corporate Governance Principles” located under “Corporate Governance.”

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Mr. Livesey is independent from our management and qualifies as an “independent director” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have only one executive officer and three directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer and no Chairman of the Board — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2013, the Board held a total of ten meetings. All members of the Board attended at least 90% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2013.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors shall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at New Energy Technologies, Inc., Attention: John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044. The Board will review and respond to all correspondence received, as appropriate.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the “COO”) and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2013 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended August 31, 2013, 2012 and 2011.

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)

John A. Conklin (3)	2013	$197,083	$10,000	-	$150,205	$357,288
President, Chief Executive Officer, Chief Financial Officer and Director	2012	$181,250	$45,000	-	$19,982	$246,232

Todd Pitcher (4)	2013	-	-	-	-	-
Former President of Nakoda Energy, Inc.	2012	$67,500	-	-	$3,000	$70,500

(1) The amounts reported in the Option Awards column represent the grant date fair value of such awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 and do not include decreases for forfeited stock options. For information regarding significant factors, assumptions and methodologies used in calculating the fair value of stock options, see “Note 5 - Stock Options” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2) Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

(3) On April 1, 2010, we entered into a consulting agreement with Mr. John A. Conklin whereby Mr. Conklin provided technical advice, guidance, and management oversight to help advance the commercial development of our technologies, including but not necessarily limited to our SolarWindow™ and MotionPower™ technologies. In consideration of Mr. Conklin’s services, we paid Mr. Conklin $11,000 per calendar month for the first three calendar months of the consulting agreement and $12,444 for each calendar month of service thereafter. Included in the salary amount above for the year ended August 31, 2010, is $45,656 for services rendered by Mr. Conklin pursuant to the consulting agreement from April 1, 2010 through August 8, 2010. Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer, and entered into an Employment Agreement with him on such date.

Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary of $150,000 and a stipend of $1,000 per month to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan. Effective January 1, 2010, Mr. Conklin's annual salary was increased to $175,000 and his medical stipend to $1,334 per month. Mr. Conklin was also awarded a $25,000 bonus during 2011. Effective January 1, 2012, Mr. Conklin’s medical stipend was increased to $1,778 per month. Effective April 1, 2012, Mr. Conklin's annual salary was increased to $190,000 and Mr. Conklin was also awarded bonuses totaling $45,000 during 2012. Effective December 15, 2012, Mr. Conklin’s medical stipend was increased to $1,925 per month and his annual salary was increased to $200,000. Mr. Conklin was awarded bonuses totaling $10,000 during 2013.

On August 9, 2010, we granted Mr. Conklin a stock option to purchase 666,666 shares of our common stock at an exercise price of $1.65 per share, the fair market value of our common stock on the date of grant. The stock option expires ten years from the date of grant and vests as follows:

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

On January 23, 2013, we granted Mr. Conklin a stock option to purchase 40,000 shares of our common stock at an exercise price of $1.65 per share, the fair market value of our common stock on the date of grant. The stock option expires ten years from the date of grant and vests and vests as follows: (a) 20,000 shares vest immediately on the date of grant and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The grant date fair value of the stock option was $64,386 estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $1.65 per share, dividend yield of 0%, volatility of 161.1%, risk-free rate of 1.24%, and a term of 7.67 years.

(4) Todd Pitcher served as a director from March 12, 2011, President of Nakoda Energy, Inc., of our former subsidiary from August 19, 2011 and consulted in the capacity of Vice President of Finance for New Energy Technologies, Inc. pursuant to an Advisory Engagement Agreement dated May 19, 2011 until his resignation on January 3, 2012.

Pursuant to the Advisory Engagement Agreement (the “Agreement”) dated May 19, 2011 and related amendments on July 1, 2011 and September 30, 2011with Aspire Clean Tech Communications, Inc., a private corporation wholly owned by Mr. Pitcher, Mr. Pitcher provided ongoing corporate advisory and support services in exchange for compensation of $10,000 per month and a $1,000 per month stipend to cover medical insurance premiums. On March 21, 2011, the Board granted Mr. Pitcher a stock option to purchase 16,667 shares of our common stock at an exercise price of $3.27 per share. The grant date fair value of the stock options was $48,850, estimated using the Black-Scholes model. (See financial statement “Note 7 - Stock Options” for specific terms of this option grant). On December 8, 2011, Mr. Todd Pitcher resigned from the Board. Mr. Pitcher had vested 6,667 stock options and forfeited 10,000 unvested stock options. During the year ended August 31, 2011, we recorded stock compensation of $27,784 for the amortization of the fair value of his stock option. Since the stock option was forfeited prior to 10,000 options vesting, $8,243 previously recognized for stock compensation was reversed on November 30, 2011, resulting in total stock compensation expense related to Mr. Pitcher’s stock option grant of $19,541. Mr. Pitcher has until December 8, 2013, to exercise his 6,667 vested stock options. During 2012, Mr. Pitcher received compensation of $30,000 related to the Agreement, $30,000 severance, $7,500 as a member of the Board and $3,000 of stipend to cover medical insurance premiums.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2013.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

John A. Conklin (1)	223,333	420,001	1.65	8/9/20 and 1/23/23

(1) On August 9, 2010, we entered into an employment agreement with Mr. John A. Conklin, our President, Chief Executive Officer, and Chief Financial Officer. On January 23, 2013, we granted Mr. Conklin a stock option to purchase 40,000 shares of our common. For the terms of the employment agreement between us and Mr. Conklin, please refer to footnote (1) to the Summary Compensation table in “ITEM 11. EXECUTIVE COMPENSATION.”

Employee directors are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control.

On August 9, 2010, we entered into an Employment Agreement with Mr. John A. Conklin pursuant to which the Board approved an annual salary of $150,000, a stipend of $1,000 per month during the term of Mr. Conklin’s Employment Agreement to cover medical insurance premiums until such time as we can provide an alternative medical insurance plan, and the grant of a stock option to purchase up to 666,666 shares of our common stock, subject to certain vesting requirements, at an exercise price of $1.65 per share. On January 1, 2011, Mr. Conklin’s annual salary was increased to $175,000 and his stipend was increased to $1,334 per month. Effective January 1, 2012, Mr. Conklin's medical stipend was increased to $1,778 per month. Effective April 1, 2012, Mr. Conklin’s annual salary was increased to $190,000. Effective December 15, 2012, Mr. Conklin’s medical stipend was increased to $1,925 per month and his annual salary was increased to $200,000. Pursuant to the terms of the Employment Agreement between us and Mr. Conklin, in the event that Mr. Conklin’s employment is terminated by us, he will be entitled to a severance payment (the “Severance Payment”) equal to one month salary for every four months that he has been employed by us, up to a maximum of four months’ salary. Pursuant to the terms of the stock option agreement between us and Mr. Conklin, if the Employment Agreement is terminated, as of the date of the termination of the Employment Agreement (the “Termination Date”), no further installments of the stock option shall vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the Termination Date. Mr. Conklin has the right, at any time within 120 days of the Termination Date (the “Termination Exercise Period”) to exercise the vested options. Any unexercised vested options will terminate following the expiration of the Termination Exercise Period.

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

For their services as directors and actual expenses incurred to attend meetings of the Board, non-employee directors received $3,750 per quarter through the quarter ended February 28, 2013. The amount was increased to $4,250 per quarter beginning with our third quarter ending on May 31, 2013. Directors are entitled to participate in, and have been issued options under, our 2006 Plan.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal years ended August 31, 2013 and 2012:

	Director Compensation
	Fees Earned or	Stock
Name	Paid in Cash ($)	Awards ($) (1)	Total ($)
Year Ended August 31, 2013
Alastair Livesey (2)	16,000	64,386	80,386
Jatinder Bhogal (2)(3)	16,000	64,386	80,386
Joseph Sierchio (2)	16,000	64,386	80,386
Javier Jimenez (4)	3,750	-	3,750
Peter Fusaro (5)	7,500	-	7,500
Total 2013 director compensation	59,250	193,158	252,408

Year Ended August 31, 2012
Alastair Livesey	17,100	-	17,100
Jatinder Bhogal	17,100	-	17,100
Joseph Sierchio	17,100	-	17,100
Javier Jimenez	15,300	-	15,300
Peter Fusaro	17,100	-	17,100
Todd Pitcher	7,500	-	7,500
Total 2012 director compensation	91,200	$-	91,200

(1) This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see “Note 5 - Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

(2) On January 23, 2013, the Board approved, and we granted, a stock option to each of our directors to purchase 40,000 shares of our common stock at an exercise price of $1.65 per share, the fair market value of our common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 23, 2023, and vests as follows: (a) 20,000 shares vest immediately on the date of grant and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

(3) Mr. Bhogal resigned as a director effective as of October 31, 2013.

(4) Mr. Jimenz resigned as a director effective as of September 30, 2012.

(5) Mr. Fusaro resigned as a director effective as of December 11, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 19, 2013 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
John A. Conklin (3)	127,043	*
Alastair Livesey (4)	90,001	*
Joseph Sierchio (5)	98,335	*
All Directors and Officers as a Group (3 people)	315,380	1.29

5% Shareholders
Kalen Capital Corporation (6) The Kalen Capital Building 7th Floor, 688 West Hastings St. Vancouver, BC V6B 1P1	11,610,689	44.5

1420524 Alberta Ltd. (7) 4979 Edendale Court West Vancouver, BC	3,101,304	12.1

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 24,276,612 shares of common stock issued and outstanding on a fully diluted basis as of November 20, 2013. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Represents 73,710 shares held as a result of option exercises, stock options to purchase 33,333 shares of our common stock which have fully vested and stock options to purchase 20,000 of our common stock which vest on January 23, 2014.

(4) Represents stock options to purchase 70,001 shares of our common stock which have fully vested and stock options to purchase 20,000 of our common stock which vest on January 23, 2014.

(5) Includes 8,334 shares of our common stock owned by Mr. Sierchio, stock options to purchase 70,001 shares of our common stock which have fully vested and stock options to purchase 20,000 of our common stock which vest on January 23, 2014.

(6) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of November 20, 2013, based upon the review of our transfer records as of said date and includes: (a) 9,766,940 shares owned by Kalen Capital Corporation and its wholly owned subsidiaries; (b) 921,874 shares issuable upon exercise of a Series H Warrant; and (c) 921,875 shares issuable upon exercise of a Series I Warrant. The number of shares reflected above do not include (1) 3,101,304 shares beneficially owned by 1420524 Alberta Ltd., a private Alberta corporation, wholly owned by David Ernest Jenkins, as the trustee under the KJR Family Trust dated August 28, 2008, for the benefit of Kalen Jai Rayat. Kalen Jai Rayat is Mr. Rayat’s son (see footnote 8 for additional information regarding 1420524 Alberta Ltd.’s share ownership), or (2) the 933,334 shares beneficially owned by 1420468 Alberta Ltd., a private Alberta corporation, wholly owned by Jasbinder Chohan, as the trustee under the TJR Family Trust dated August 28, 2008, for the benefit of Talia Jevan Rayat, Mr. Rayat’s daughter. Mr. Rayat is not a beneficiary or trustee of the aforementioned trusts and disclaims beneficial ownership of all shares owned by each of his children’s trusts.

(7) Includes 625,000 shares issuable upon exercise of a Series G Warrant and 825,435 shares issuable upon exercise of a Series H Warrant issued to 1420524 Alberta Ltd. as part of the 2012 Bridge Loan entered into between us and 1420524 Alberta Ltd. and the conversion thereof. The Series G Warrant includes a provision prohibiting its exercise if the holder were would beneficially own more than 9.99% of our issued and outstanding shares of common stock.

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

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” entered into between the Company and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. We are required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•
any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•	compensation to executive officers determined by the Board;
•	compensation to directors determined by the Board;
•	transactions in which all security holders receive proportional benefits; and
•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the fiscal years ended August 31, 2013 and 2012:

The law firm of Sierchio & Company, LLP (“S&C”), of which Joseph Sierchio, one of our directors, is a principal, has provided counsel to us since our inception. In July 2008, we asked Mr. Sierchio to join our Board. During the years ended August 31, 2013 and 2012, S&C provided $128,924 and $176,404, respectively, of legal services. At August 31, 2013, we owed S&C $38,013 which is included in accounts payable.

For related party transactions that do not exceed $120,000 please see “Note 7 - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2013. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2013 and 2012:

	Year Ended
	August 31,
	2013	2012
Audit fees	$25,749	$30,573
Audit-related fees	3,939	5,360
Tax fees	3,950	5,777
Total fees	$33,638	$41,710

Audit Fees

Audit fees for the years ended August 31, 2013 and 2012, totaled $25,749 and $30,573, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2013 and 2012.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2013 and 2012, totaled $3,939 and $5,360, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2013 and 2012, totaled $3,950 and $5,777, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2013 and 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of August 31, 2013 and 2012;
•	Consolidated Statements of Operations for the years ended August 31, 2013 and 2012, and the cumulative period from Inception (May 5, 1998) to August 31, 2013;
•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2013;
•	Consolidated Statements of Cash Flows for the years ended August 31, 2013 and 2012, and the cumulative period from Inception (May 5, 1998) to August 31, 2013; and
•	Notes to Consolidated Financial Statements

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
New Energy Technologies, Inc.
(Registrant)

Date: November 27, 2013	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and PrincipalAccounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer, Chief	Date: November 27, 2013
John A. Conklin	Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Alastair Livesey	Director	Date: November 27, 2013
Alastair Livesey

/s/ Joseph Sierchio	Director	Date: November 27, 2013
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

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

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

4.1	Securities Purchase Agreement dated February 8, 2008 (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

4.2	Form of Series G Warrant (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on April 23, 2012)

4.3	Subscription Agreement (Incorporated by reference to the Form S-1/A filed by New Energy Technologies, Inc. on August 16, 2012)

4.4	Form of Series H Warrant (Incorporated by reference to the Form S-1/A filed by New Energy Technologies, Inc. on December 7, 2012)

10.1	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed by New Energy Technologies, Inc. on March 15, 2011)

10.2
Loan Conversion Agreement Dated February 1, 2013, between New Energy Technologies, Inc. and 1420524 Alberta Ltd. (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on February 7, 2013)

10.3
Form of Stock Option Agreement Dated January 23, 2013, between New Energy Technologies, Inc. and each of John A. Conklin, CEO, Alastair Livesey, Director, Jatinder Bhogal, Director and Joseph Sierchio, Director (Incorporated by reference to the Form 8-K filed by New Energy Technologies, Inc. on January 28, 2013)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Peterson Sullivan, LLP*

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension - Schema Document**

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.