Form 10-Q
period 2013-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2014-01-10
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,276,612 shares of common stock, par value $0.001, were outstanding on January 10, 2014.

NEW ENERGY TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period November 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2013 AND AUGUST 31, 2013

	November 30,	August 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,818,114	$347,493
Deferred research and development costs	150,000	150,000
Prepaid expenses and other current assets	14,250	22,379
Total current assets	2,982,364	519,872

Equipment, net of accumulated depreciation of $13,444 and $12,025, respectively	12,403	13,823
Total assets	$2,994,767	$533,695

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$314,098	$122,356
Interest payable	31,068	-
Convertible promissory note, net of discount of $2,999,992 as of November 30, 2013	8	-
Total current liabilities	345,174	122,356

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively.	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,276,612 and 24,194,713 shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively.	24,276	24,194
Additional paid-in capital	20,448,776	17,441,034
Deficit accumulated during the development stage	(17,823,459)	(17,053,889)
Total stockholders' equity	2,649,593	411,339
Total liabilities and stockholders' equity	$2,994,767	$533,695

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2013

			Cumulative
			May 5, 1998
	Three Months Ended November 30,		(Inception) to November 30,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expense
Selling, general and administrative	576,011	301,531	14,847,848
Research and development	162,483	72,225	3,109,499
Total operating expense	738,494	373,756	17,957,347

Loss from operations	(738,494)	(373,756)	(17,957,347)

Other income (expense)
Interest income	-	-	98,582
Interest expense - other	(31,068)	(17,910)	(100,017)
Interest expense - accretion of debt discount	(8)	(15,796)	(1,000,008)
Loss on disposal of fixed assets	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	59,704
Foreign exchange loss	-	-	(86,428)
Change in fair value of warrant liability	-	-	2,128,331
Payable written off	-	-	186,109
Total other income (expense)	(31,076)	(33,706)	1,280,966

Loss from continuing operations	(769,570)	(407,462)	(16,676,381)

Loss from discontinued operations	-	-	(404,307)

Net loss	$(769,570)	$(407,462)	$(17,080,688)

Basic and Diluted Loss per Common Share:
Total	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	24,210,799	20,638,360

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO NOVEMBER 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	150,000
Net loss for the year ended August 31, 1998				(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	(12,326)	140,674

Net loss for the year ended August 31, 1999				(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	(90,272)	62,728

Net loss for the year ended August 31, 2000				(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	(102,718)	50,282

Net loss for year ended August 31, 2001				(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	(115,622)	37,378

Net loss for the year ended August 31, 2002				(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	(170,557)	(17,557)

Restricted common stock issued at $.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	103,332
Net loss for the year ended August 31, 2003				(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	(268,219)	(11,887)

Net loss for the year ended August 31, 2004				(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	(288,006)	(31,674)

Net loss for the year ended August 31, 2005				(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	(391,148)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Net loss for the year ended August 31, 2006				(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708.00	741,624.00	(549,130)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	(400,000)	(400,000)
Net loss for the year ended August 31, 2007				(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,954	3,790,378	(2,391,899)	1,416,433

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	218,750
Stock based compensation	-	-	3,600,303	-	3,600,303
Net loss for the year ended August 31, 2008				(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	(8,113,444)	2,930,896

Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	1,032,500
Stock based compensation	-	-	183,312	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	(3,591,093)
Net income for the year ended August 31, 2009				1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533.00	8,661,526.00	(6,152,269)	2,528,790

Stock based compensation	-	-	661,040	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	(342,771)	(2,128,331)
Net loss for the year ended August 31, 2010				(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	(6,728,176)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055.00	3,953,320	-	3,954,375
Exercise of stock options	50,318	50.00	30,750	-	30,800
Stock based compensation	-	-	2,855,630	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	(1,304,551)
Net loss for the year ended August 31, 2011				(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,638.00	12,593,184	(10,347,926)	2,265,896

Stock based compensation	-	-	237,046	-	237,046
Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	452,950
Net loss for the year ended August 31, 2012				(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	20,638	13,798,282	(12,781,357)	1,037,563

Stock based compensation	-	-	334,305	-	334,305
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	(10,075)
Issuance of common stock and warrants at $0.64 per unit	1,875,000	1,875	1,198,125	-	1,200,000
Issuance of common stock upon the conversion of note at $0.64 per share	1,650,869	1,651	1,054,905	-	1,056,556
Exercise of stock options	22,672	22	(22)	-	-
Issuance of common stock upon the exercise of Series H Warrants	7,812	8	6,476	-	6,484
Expense related to issuance of Series H Warrants as inducement to convert the 2012 Promissory Note			1,059,038	-	1,059,038
Net loss for the year ended August 31, 2013				(4,272,532)	(4,272,532)
Balance, August 31, 2013	24,194,713	$24,194	$17,441,034	$(17,053,889)	$411,339

Stock based compensation	-	-	40,016	-	40,016
Reversal of stock based compensation due to forfeiture of stock options	-	-	(32,192)	-	(32,192)
Exercise of stock options	81,899	82	(82)	-	-
Discount on convertible promissory note due to detachable warrants			1,137,149	-	1,137,149
Discount on convertible promissory note due to beneficial conversion feature			1,862,851	-	1,862,851
Net loss for the three months ended November 30, 2013				(769,570)	(769,570)
Balance, November 30, 2013	24,276,612	$24,276	$20,448,776	$(17,823,459)	$2,649,593

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO NOVEMBER 30, 2013

			Cumulative
			May 5, 1998
	Three Months Ended November 30,		(Inception) to November 30,
	2013	2012	2013
Cash flows from operating activities
Loss from continuing operations	$(769,570)	$(407,462)	$(16,676,381)
Add: loss from discontinued operations	-	-	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,420	1,536	17,927
Stock based compensation expense	40,016	33,215	7,911,653
Reversal of stock based compensation expense due to forfeiture of stock options	(32,192)	(10,075)	(5,448,830)
Warrants issued to note holder	-	-	1,059,038
Change in fair value of warrant liability	-	-	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	-	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	8	15,796	1,000,008
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	-	29,605	(150,000)
Decrease (increase) in prepaid expenses and other current assets	8,129	4,137	(14,250)
Increase (decrease) in accounts payable	191,742	(4,427)	344,098
Increase (decrease) in accrued liabilities	31,068	17,910	243,733
Net cash used in operating activities	(529,379)	(319,765)	(14,320,112)

Cash flows from investing activity
Purchase of equipment	-	-	(35,637)
Net cash used in investing activity	-	-	(35,637)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	-	13,573,863
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	3,000,000	-	4,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	3,000,000	-	17,173,863

Increase (decrease) in cash and cash equivalents	2,470,621	(319,765)	2,818,114

Cash and cash equivalents at beginning of period	347,493	1,046,918	-

Cash and cash equivalents at end of period	$2,818,114	$727,153	$2,818,114

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$12,393
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$1,137,149	$-	$1,684,199
Debt discount recorded for beneficial conversion feature	$1,862,851	$-	$2,315,801
Warrants issued for broker commissions	$-	$-	$642,980
Common stock issued for conversion of note payable	$-	$-	$1,056,556

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation, Business and Organization

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of November 30, 2013, and for the three months ended November 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include our wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

New Energy Technologies, Inc. (the “Company,” “we,” “us,” “our”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sungen, KEC, and New Energy Solar. Our common stock, par value $0.001 per share, is quoted on The OTC Markets QB tier under the ticker symbol “NENE.”

New Energy Technologies, Inc. is a renewable and alternative energy company, actively developing two novel technologies for generating sustainable electricity, one of which collects light energy from the sun and artificial sources (SolarWindow™), and the other harvests kinetic energy present in moving vehicles (MotionPower™). The Company’s proprietary, patent-pending technologies and products, which are the subjects of one hundred and one (101) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and eventual commercial deployment.

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

The Company’s MotionPower™ technology harvests, or captures, the “kinetic” or “motion” energy of cars, trucks, buses, and heavy commercial vehicles when they pass over the system or slow down. MotionPower™ captures the kinetic energy and converts it into electricity. If successfully developed, MotionPower™ could potentially be used to harvest kinetic energy generated by any of the estimated 250 million vehicles registered in America (U.S. Department of Transportation Federal Highway Administration, 2008 Highway Statistics), which drive approximately six billion miles on our nation’s roadways every day (U.S. Environmental Protection Agency). The Company’s MotionPower™ technology is the subject of fifty-nine (59) patent filings.

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

As of November 30, 2013, the Company had accumulated a total deficit of $17,823,459 from operations in pursuit of our development and commercialization objectives.

We intend to finance our operations primarily through our existing cash and possible future financing transactions. As of November 30, 2013, we had cash and cash equivalents of $2,818,114. Based upon our current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable us to continue operations into our fiscal year ended August 31, 2015.

The Company is subject to a number of risks, including our ability to successfully develop SolarWindow™ and MotionPower™ technologies into commercially viable products, our ability to obtain financing as and when we need it, competition from existing and new products, fluctuation of quarterly financial results, loss of key personnel, uncertain protection for our intellectual property, litigation or other proceedings, dependence on corporate partners and collaborators and future changes in our target markets that may adversely affect the Company.

NOTE 2 - Convertible Promissory Note

On October 7, 2013 (the “Closing Date”), the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “Note”) due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock; and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (collectively, the “Units”). The conversion price of each Unit is the lesser of (i) $1.37, with the exercise price of each Series J Warrant set at $1.47 and the exercise price of each Series K Warrant set at $1.57; or (ii) 70% of the 20 day average closing price of our common stock, subject to a floor of $1.00 with the exercise price of each Series J Warrant equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant equal to 114.6% of the unit exercise price.

Together with the Loan Agreement, the Company entered into (a) a Lock-Up Agreement whereby the Investor agreed not to sell any shares of common stock owned by the Investor, including any shares issued upon conversion of the Note or upon exercise of any warrants held by Investor, whether issued pursuant to this Loan Agreement or otherwise, for a period of one (1) year from the Closing Date and (b) a Registration Rights Agreement that requires the Company to prepare and file a registration statement on Form S-1 no later than the 90th day prior to the expiration of the Lock-Up Agreement covering the resale of all shares of common stock issuable upon conversion of any portion of the Note and the shares of common stock issuable upon exercise of the Series I, Series J and Series K Warrants.

The Company calculated the debt discount related to the Note and Series I Warrants by first allocating the respective fair value of the Loan and the Series I Warrants based upon their relative fair values to the total Note proceeds. The estimated fair value of the Series I Warrants issued with the Note was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.12 per share; estimated volatility - 165.67%; risk free interest rate - 1.41%; expected dividend rate - 0% and expected life - 5.0 years. The resulting fair value of $1,137,149 was allocated to the Series I Warrants.

The intrinsic value of the beneficial conversion feature amounted to $1,862,851. The resulting $3,000,000 discount to the Note is being accreted over the one year term of the Note using the effective interest method.

During the three months ended November 30, 2013, the Company recognized $31,068 of interest expense related to this Note and $8 of accretion related to the debt discount. The remaining debt discount of $2,999,992 will be amortized through October 6, 2014 with $356 recorded during the quarter ended February 28, 2014, $15,464 recorded during the quarter ended May 31, 2014, $670,492 recorded during the quarter ended August 31, 2014 and $2,313,680 recorded during the quarter ended November 30, 2014.

NOTE 3 – Common Stock and Warrants

Common Stock

During the three months ended November 30, 2013, we issued 81,899 shares of unrestricted common stock as a result of the cashless exercise of 190,000 stock options.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2013 and August 31, 2013 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	November 30, 2013	August 31, 2013	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,755,126	1,755,126	$0.83	February 1, 2016
Series I	921,875	-	$1.37	October 7, 2018
Total	3,302,001	2,380,126

The Series I Warrant was issued on October 7, 2013, in connection with the Loan Agreement more fully described above under “Note 2 - Convertible Promissory Note.”

NOTE 4 – Stock Options

On October 10, 2006, the Company’s Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,892,495 remain available for grant and 326,667 options have been exercised as of November 30, 2013. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical closing stock prices. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options. The Company recognizes compensation expense only for the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods.

A summary of the Company’s stock option activity for the three months ended November 30, 2013 and the year ended August 31, 2013 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2012	861,671	2.10
Grants	177,500	1.59
Exercises	(63,333)	1.65
Forfeitures	(5,000)	3.27
Outstanding at August 31, 2013	970,838	2.03
Exercises	(190,000)	1.65
Forfeitures	(20,000)	1.65
Outstanding at November 30, 2013	760,838	2.13	6.49 years	$633,369
Exercisable at November 30, 2013	456,004	2.46	5.98 years	$334,705
Available for grant at November 30, 2013	3,892,495

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their options on November 30, 2013. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.62 on November 29, 2013 and 664,169 outstanding options have an exercise price below $1.90 per share, as of August 31, 2013, there is intrinsic value to our outstanding in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012, and from May 5, 1998 (inception) to November 30, 2013:

			Cumulative
	Three Months Ended		May 5, 1998 (Inception) to
	November 30,		November 30,
	2013	2012	2013
Stock Compensation Expense:
Selling general and administrative expense	$7,824	$23,140	$2,462,822

As of November 30, 2013, the Company had $27,312 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.75 years.

Stock Option Activity During the Three Months Ended November 30, 2013

On October 31, 2013, Jatinder Bhogal resigned from the Board. As a result of his resignation, Mr. Bhogal forfeited 20,000 unvested stock options originally granted on January 23, 2013, and had vested 20,000 stock options with an exercise price of $1.65 per share. The Company recorded costs relating to stock based compensation totaling $64,386 related to the amortization of the fair value of this stock option grant, including the recognition of $8,049 and $56,337 of expense for the three months ended November 30, 2013 and the year ended August 31, 2013, respectively. Since the stock option was forfeited prior to 20,000 options vesting, $32,192 previously recognized for stock based compensation was reversed on October 31, 2013 resulting in total stock based compensation expense related to Mr. Bhogal’s January 23, 2013 stock option grant of $32,194. In total, Mr. Bhogal has 70,001 of vested stock options which will be forfeited if not exercised prior to October 31, 2015.

On November 11, 2013 95,000 and on November 13, 2013, 95,000 (190,000 total) stock options were exercised on a cashless basis resulting in the issuance of 81,999 shares of unrestricted common stock. Said shares were registered under Form S-8 filed with the Securities and Exchange Commission on February 28, 2013.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2013:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	9.06	$0.80	7,500	9.06	$0.80
1.32	50,001	1.04	1.32	50,001	1.04	1.32
1.65	553,334	6.46	1.65	260,000	8.01	1.65
2.30	2,500	8.41	2.30	2,500	8.41	2.30
2.50	10,000	7.35	2.50	6,000	7.35	2.50
2.55	33,334	4.78	2.55	33,334	4.78	2.55
3.27	18,334	0.66	3.27	18,334	0.66	3.27
4.98	16,667	4.28	4.98	16,667	4.28	4.98
5.94	50,001	7.07	5.94	50,001	7.07	5.94
6.51	11,667	0.83	6.51	11,667	0.83	6.51
Total	760,838	6.49	$2.03	465,004	5.98	$2.46

NOTE 5 - Net Loss Per Share

During the three months ended November 30, 2013 and 2012, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive. Potentially dilutive common shares include warrants to purchase shares of common stock (3,302,001 shares as of November 30, 2013 and 625,000 shares as of November 30, 2012), options to purchase shares of common stock (760,838 shares as of November 30, 2013 and 856,671 shares as of November 30, 2012) and notes payable convertible into common stock (2,235,136 shares as of November 30, 2013 and 663,136 shares as of November 30, 2012).

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2013 and 2012:

	Three Months Ended
	November 30,
	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(769,570)	$(407,462)
Denominator:
Weighted average number of common shares outstanding	24,210,799	20,638,360
Basic and diluted EPS	$(0.03)	$(0.02)

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

For services rendered in the capacity of a Board member, non-employee Board members received $3,750 per quarter through the quarter ended February 28, 2013. The amount was increased to $4,250 per quarter beginning with our third quarter ending on May 31, 2013. New Board member compensation is pro rated in their first quarter. During the three months ended November 30, 2013 and 2012, the Company incurred $12,750 and $18,750, respectively in cash based Board compensation. Additionally, the Company recognized stock compensation expense related to stock options granted for services rendered by non-employee directors of the Company, which is included in professional fees (See “Note 4 - Stock Options” above) during the three months ended November 30, 2013 and 2012 of ($8,048) and $1,348, respectively.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the three months ended November 30, 2013 and 2012, the law firm of Sierchio & Company, LLP provided $37,640 and $24,421, respectively, of legal services. At November 30, 2013, the Company owed Sierchio & Company, LLP $17,215 which is included in accounts payable.

On October 7, 2013, the Company entered into a Loan Agreement with Kalen Capital Corporation, a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. In connection with the Loan Agreement, the Company issued a $3,000,000 Note and Series I Warrants (See “NOTE 2 - Convertible Promissory Note” above).

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

Overview

We are a development stage renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are collectively the subject of one hundred and one (101) patent filings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic (OPV) solar cells applied to glass and plastic surfaces. Our SolarWindow™ technology is the subject of forty-two (42) patent filings. Our MotionPower™ technology harvests “kinetic” or “motion” energy from vehicles when they slow down and converts this captured energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

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

As of November 30, 2013, we had an accumulated deficit of $17,823,459 and working capital of $2,637,190. We intend to finance our operations primarily through our existing cash and possible future financing transactions. As of November 30, 2013, we had cash and cash equivalents of $2,818,114. Based upon our current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable us to continue operations into our fiscal year ending August 31, 2015.

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
•
Develop high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale building integrated photovoltaic (BIPV) and building applied photovoltaic (BAPV) applications, and windows.

Results of Operations

Three Months Ended November 30, 2013 Compared with the Three Months Ended November 30, 2012

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2013 and 2012 follows:

	Three Months Ended November 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Operating expense
Selling, general and administrative	$568,187	$278,391	$289,796	104%
Research and development	162,483	72,225	90,258	125%
Stock compensation	7,824	23,140	(15,316)	-66%
Total operating expense	$738,494	$373,756	$364,738	98%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The $289,796 year-over-year increase is primarily due to higher public company expenses primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by lower professional fees and personnel costs.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three months ended November 30, 2013, compared to the three months ended November 30, 2012, as a result of increasing SolarWindow™ research and development activities.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2013 and 2012 follows:

	Three Months Ended
	November 30,		Increase/
	2013	2012	(Decrease)
Other income (expense)
Interest expense-other	$(31,068)	$(17,910)	$13,158
Interest expense - accretion of debt discount	(8)	(15,796)	(15,788)
Total other income (expense)	$(31,076)	$(33,706)	$(2,630)

Interest Expense

“Interest expense – other” relates to the stated interest of our convertible promissory notes. “Interest expense - accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained our notes calculated according to the effective interest method. The amounts under the 2013 column relate to the Note and the amounts under the 2012 column relate to the 2012, $1 million bridge loan.

Liquidity and Capital Resources

We have an accumulated deficit of $17,823,459 through November 30, 2013. Included in the deficit are non-cash expenses totaling $4,628,200 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our PV and energy harvesting technologies and expand. Although we believe that we have sufficient capital to fund our operations into our fiscal year ended August 31, 2015, management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing may be necessary. In the event additional financing is needed, we expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At November 30, 2013, we had a cash and cash equivalent balance of $2,818,114. We have financed our operations primarily pursuant to a securities purchase agreement in which we received net proceeds of $3,395,955 in February 2008 from the exercise of warrants and stock options, $1,000,000 of proceeds from the 2012 Bridge Loan, $1,200,000 from the consummation of a self-directed registered offering of shares and Series H Warrants on February 1, 2013 and most recently $3,000,000 from a issuance of the Note.

Net cash used in operating activities was $529,379 for the three months ended November 30, 2013, compared to net cash used in operating activities of $319,765 for the three months ended November 30, 2012. The increase in cash used in operating activities of $209,614 substantially reflects increases in amounts paid for research and development and public company marketing expenses.

Net cash provided by financing activities was $3,000,000 for the three months ended November 30, 2013, compared to $0 for the three months ended November 30, 2012. Cash provided by financing activities was from the Note.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2013, we have lease payments of $1,341 each month under our month-to-month corporate and other office operating leases. In addition, we have future payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2013, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “Note”) due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock; and (c) one Series J Stock Purchase Warrant for the purchase of one share of common stock (collectively, the “Units”). The conversion price of each Unit is the lesser of (i) $1.37, with the exercise price of each Series J Warrant set at $1.47 and the exercise price of each Series K Warrant set at $1.57; or (ii) 70% of the 20 day average closing price of our common stock, subject to a floor of $1.00 with the exercise price of each Series J Warrant equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant equal to 114.6% of the unit exercise price. The Company intends to use the proceeds received from the Note and the exercise of warrants, if any, for general working capital.

The Note and Series I Warrant were issued to the Investor in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

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
________
*Filed herewith

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

New Energy Technologies, Inc.
(Registrant)

January 10, 2014	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)