Form 10-Q
period 2014-05-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2014-07-10
CIK 1071840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,306,612 shares of common stock, par value $0.001, were outstanding on July 8, 2014.

NEW ENERGY TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended May 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MAY 31, 2014 AND AUGUST 31, 2013

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,364,454	$347,493
Deferred research and development costs	150,000	150,000
Prepaid expenses and other current assets	13,405	22,379
Total current assets	1,527,859	519,872

Equipment, net of accumulated depreciation of $16,500 and $12,025, respectively	11,290	13,823
Total assets	$1,539,149	$533,695

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$127,885	$122,356
Interest payable	137,788	-
Convertible promissory note, net of discount of $2,984,172 as of May 31, 2014	15,828	-
Total current liabilities	281,501	122,356

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,306,612 and 24,194,713 shares issued and outstanding at May 31, 2014 and August 31, 2013, respectively	24,306	24,194
Additional paid-in capital	20,688,098	17,441,034
Deficit accumulated during the development stage	(19,454,756)	(17,053,889)
Total stockholders' equity	1,257,648	411,339
Total liabilities and stockholders' equity	$1,539,149	$533,695

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2014

					Cumulative
					May 5, 1998
	Three Months Ended May 31,		Nine Months Ended May 31,		(Inception) to
	2014	2013	2014	2013	May 31, 2014

Revenue	$-	$-	$-	$-	$-

Operating expense
Selling, general and administrative	690,521	468,166	1,775,114	2,511,763	16,046,951
Research and development	171,875	115,813	472,137	224,490	3,419,153
Total operating expense	862,396	583,979	2,247,251	2,736,253	19,466,104

Loss from operations	(862,396)	(583,979)	(2,247,251)	(2,736,253)	(19,466,104)

Other income (expense)
Interest income	-	-	-	-	98,582
Interest expense - other	(54,403)	-	(137,788)	(30,325)	(206,737)
Interest expense - accretion of debt discount	(15,464)	-	(15,828)	(999,485)	(1,015,828)
Loss on disposal of fixed assets	-	-	-	-	(5,307)
Gain on dissolution of foreign subsidiary	-	-	-	-	59,704
Foreign exchange loss	-	-	-	-	(86,428)
Change in fair value of warrant liability	-	-	-	-	2,128,331
Payable written off	-	-	-	-	186,109
Total other income (expense)	(69,867)	-	(153,616)	(1,029,810)	1,158,426

Loss from continuing operations	(932,263)	(583,979)	(2,400,867)	(3,766,063)	(18,307,678)

Loss from discontinued operations	-	-	-	-	(404,307)

Net loss	$(932,263)	$(583,979)	$(2,400,867)	$(3,766,063)	$(18,711,985)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.02)	$(0.10)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	24,306,612	24,174,652	24,270,086	22,174,541

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FROM MAY 5, 1998 (INCEPTION) TO MAY 31, 2014				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Restricted common stock issued to related parties for management services at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000
Unrestricted common stock sales to third parties at $0.40 per share	375,000	375	149,625	-	150,000
Net loss for the year ended August 31, 1998	-	-	-	(12,326)	(12,326)
Balance, August 31, 1998	3,375,000	3,375	149,625	(12,326)	140,674

Net loss for the year ended August 31, 1999	-	-	-	(77,946)	(77,946)
Balance, August 31, 1999	3,375,000	3,375	149,625	(90,272)	62,728

Net loss for the year ended August 31, 2000	-	-	-	(12,446)	(12,446)
Balance, August 31, 2000	3,375,000	3,375	149,625	(102,718)	50,282

Net loss for year ended August 31, 2001	-	-	-	(12,904)	(12,904)
Balance, August 31, 2001	3,375,000	3,375	149,625	(115,622)	37,378

Net loss for the year ended August 31, 2002	-	-	-	(54,935)	(54,935)
Balance, August 31, 2002	3,375,000	3,375	149,625	(170,557)	(17,557)

Restricted common stock issued at $0.001 per share to two related parties to satisfy outstanding management fees.	10,333,200	10,333	92,999	-	103,332
Net loss for the year ended August 31, 2003	-	-	-	(97,662)	(97,662)
Balance, August 31, 2003	13,708,200	13,708	242,624	(268,219)	(11,887)

Net loss for the year ended August 31, 2004	-	-	-	(19,787)	(19,787)
Balance, August 31, 2004	13,708,200	13,708	242,624	(288,006)	(31,674)

Net loss for the year ended August 31, 2005	-	-	-	(103,142)	(103,142)
Balance, August 31, 2005	13,708,200	13,708	242,624	(391,148)	(134,816)

Issuance of common stock and warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Net loss for the year ended August 31, 2006	-	-	-	(157,982)	(157,982)
Balance, August 31, 2006	14,708,200	14,708.00	741,624.00	(549,130)	207,202

Exercise of Class A Warrants at $0.50 per share	1,000,000	1,000	499,000	-	500,000
Exercise of Class B Warrants at $0.55 per share	1,000,000	1,000	549,000	-	550,000
Exercise of Class C Warrants at $1.50 per share	326,667	327	489,673	-	490,000
Exercise of Class D Warrants at $1.65 per share	293,333	293	483,707	-	484,000
Exercise of Class E Warrants at $1.80 per share	293,333	293	527,707	-	528,000
Issuance of common stock and warrants at $1.50 per share	333,333	333	499,667	-	500,000
Dividend paid - spin off of MircoChannel Technologies Corporation	-	-	-	(400,000)	(400,000)
Net loss for the year ended August 31, 2007	-	-	-	(1,442,769)	(1,442,769)
Balance, August 31, 2007	17,954,866	17,954	3,790,378	(2,391,899)	1,416,433

Common stock and warrants issued for cash and services at $3.00 per Unit	1,225,000	1,225	3,394,730	-	3,395,955
Exercise of Class C Warrants at $1.50 per share	6,667	7	9,993	-	10,000
Exercise of Class D Warrants at $1.65 per share	6,667	7	10,993	-	11,000
Exercise of Class F Warrants at $3.75 per share	58,333	58	218,692	-	218,750
Stock based compensation	-	-	3,600,303	-	3,600,303
Net loss for the year ended August 31, 2008	-	-	-	(5,721,545)	(5,721,545)
Balance, August 31, 2008	19,251,533	19,251	11,025,089	(8,113,444)	2,930,896

			Additional	Deficit Accumulated During the	Total Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Exercise of Class E Warrants at $1.80 per share	6,667	7	11,993	-	12,000
Exercise of Class F Warrants at $3.75 per share	275,333	275	1,032,225	-	1,032,500
Stock based compensation	-	-	183,312	-	183,312
Reversal of stock based compensation due to forfeiture of stock options	-	-	(3,591,093)	-	(3,591,093)
Net income for the year ended August 31, 2009	-	-	-	1,961,175	1,961,175
Balance, August 31, 2009	19,533,533	19,533	8,661,526.00	(6,152,269)	2,528,790

Stock based compensation	-	-	661,040	-	661,040
Reversal of stock based compensation due to forfeiture of stock options	-	-	(478,971)	-	(478,971)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,785,560)	(342,771)	(2,128,331)
Net loss for the year ended August 31, 2010	-	-	-	(233,136)	(233,136)
Balance, August 31, 2010	19,533,533	19,533	7,058,035	(6,728,176)	349,392

Rounding due to reverse one for three stock split effective March 16, 2011	(3)	-	-	-	-
Exercise of Class F Warrants at $3.75 per share	1,054,512	1,055	3,953,320	-	3,954,375
Exercise of stock options	50,318	50	30,750	-	30,800
Stock based compensation	-	-	2,855,630	-	2,855,630
Reversal of stock based compensation due to forfeiture of stock options	-	-	(1,304,551)	-	(1,304,551)
Net loss for the year ended August 31, 2011	-	-	-	(3,619,750)	(3,619,750)
Balance, August 31, 2011	20,638,360	20,638	12,593,184	(10,347,926)	2,265,896

Stock based compensation	-	-	237,046	-	237,046
Reversal of stock based compensation due to forfeiture of stock options	-	-	(31,948)	-	(31,948)
Discount on convertible promissory note due to detachable warrants	-	-	547,050	-	547,050
Discount on convertible promissory note due to beneficial conversion feature	-	-	452,950	-	452,950
Net loss for the year ended August 31, 2012	-	-	-	(2,433,431)	(2,433,431)
Balance, August 31, 2012	20,638,360	20,638	13,798,282	(12,781,357)	1,037,563

Stock based compensation	-	-	334,305	-	334,305
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	(10,075)
Issuance of common stock and warrants at $0.64 per unit	1,875,000	1,875	1,198,125	-	1,200,000
Issuance of common stock upon the conversion of note at $0.64 per share	1,650,869	1,651	1,054,905	-	1,056,556
Exercise of stock options	22,672	22	(22)	-	-
Issuance of common stock upon the exercise of Series H Warrants	7,812	8	6,476	-	6,484
Expense related to issuance of Series H Warrants as inducement to convert the 2012 Promissory Note	-	-	1,059,038	-	1,059,038
Net loss for the year ended August 31, 2013	-	-	-	(4,272,532)	(4,272,532)
Balance, August 31, 2013	24,194,713	24,194	17,441,034	(17,053,889)	411,339

Stock based compensation	30,000	30	604,119	-	604,149
Reversal of stock based compensation due to forfeiture of stock options	-	-	(356,973)	-	(356,973)
Exercise of stock options	81,899	82	(82)	-	-
Discount on convertible promissory note due to detachable warrants	-	-	1,137,149	-	1,137,149
Discount on convertible promissory note due to beneficial conversion feature	-	-	1,862,851	-	1,862,851
Net loss for the nine months ended May 31, 2014	-	-		(2,400,867)	(2,400,867)
Balance, May 31, 2014	24,306,612	$24,306	$20,688,098	$(19,454,756)	$1,257,648

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013 AND FOR THE
PERIOD FROM INCEPTION (MAY 5, 1998) TO MAY 31, 2014
			Cumulative
			May 5, 1998
	Nine Months Ended May 31,		(Inception) to
	2014	2013	May 31, 2014
Cash flows from operating activities
Loss from continuing operations	$(2,400,867)	$(3,766,063)	$(18,265,073)
Add: loss from discontinued operations	-	-	(404,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,475	4,607	20,982
Stock based compensation expense	604,149	284,806	8,475,786
Reversal of stock based compensation expense due to forfeiture of stock options	(356,973)	(10,075)	(5,773,611)
Warrants issued to note holder	-	1,059,038	1,059,038
Change in fair value of warrant liability	-	-	(2,128,331)
Loss on disposal of fixed assets	-	-	5,307
Payable written off	-	-	(186,109)
Common stock issued for services	-	-	3,000
Common stock issued for debt settlement	-	-	103,332
Accretion of debt discount	15,828	999,485	1,015,828
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	-	(117,405)	(150,000)
Decrease (increase) in prepaid expenses and other current assets	8,974	5,476	(13,405)
Increase (decrease) in accounts payable	5,529	(27,760)	115,280
Increase (decrease) in accrued liabilities	137,788	30,325	350,453
Net cash used in operating activities	(1,981,097)	(1,537,566)	(15,771,830)

Cash flows from investing activity
Purchase of equipment	(1,942)	-	(37,579)
Net cash used in investing activity	(1,942)	-	(37,579)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	1,206,483	13,573,863
Repayment of promissory note	-	-	(155,000)
Proceeds from promissory notes	3,000,000	-	4,155,000
Dividend paid	-	-	(400,000)
Net cash provided by financing activities	3,000,000	1,206,483	17,173,863

Increase (decrease) in cash and cash equivalents	1,016,961	(331,083)	1,364,454

Cash and cash equivalents at beginning of period	347,493	1,046,918	-

Cash and cash equivalents at end of period	$1,364,454	$715,835	$1,364,454

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Accrued management fees converted to equity	$-	$-	$103,332
Debt discount recorded for value of warrants issued	$1,137,149	$-	$1,684,199
Debt discount recorded for beneficial conversion feature	$1,862,851	$-	$2,315,801
Warrants issued for broker commissions	$-	$-	$642,980
Common stock issued for conversion of note payable	$-	$1,056,556	$1,056,556

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation, Recent Accounting Pronouncements, Organization and Going Concern

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of May 31, 2014, and for the three and nine months ended May 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Recent Accounting Pronouncements

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the consolidated financial statements as those of a development stage entity. The amendments are effective for the Company’s consolidated financial statements as of August 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period. As of the date these consolidated financial statements were issued, the Company was in the process of evaluating the impact of implementing the amendments. Subsequent to the Company’s adoption of the amendments, the Company will no longer present inception-to-date information in the consolidated statements of operations, stockholders' equity, and cash flows. In addition, the consolidated financial statements will no longer be labeled as those of a development stage entity.

Organization

New Energy Technologies, Inc. (the “Company,”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sungen, KEC, and New Energy Solar. The Company’s common stock, par value $0.001 per share, is quoted on The OTC Markets Group, Inc. QB tier under the ticker symbol “NENE.”

The Company is a renewable and alternative energy company, developing two novel technologies for generating sustainable electricity, one of which collects light energy from the sun and artificial sources (SolarWindow™), and the other harvests kinetic energy present in moving vehicles (MotionPower™). The Company’s proprietary, patent-pending technologies and products, which are the subjects of one hundred and one (101) patent-filings, have been invented, designed, engineered, and prototyped in preparation for further field testing, product development, and eventual commercial deployment.

The Company’s SolarWindow™ technology generates electrical energy when the electricity-generating coating is applied to glass and flexible plastic surfaces creating semi-transparent, see-through organic photovoltaic (OPV) solar cells. If successfully developed, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone (U.S. Census Bureau, 2007 American Housing Survey & U.S. Energy Information Administration, 2003 Commercial Buildings Energy Consumption Survey). The Company’s SolarWindow™ technology is the subject of forty-two (42) patent filings.

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

The Company continues to assess the ongoing development and value propositions of its novel SolarWindow™ and MotionPower™ technologies. This assessment helps the Company strategically focus on specific technology development which best delivers significant long-term commercial competitive advantages.

As of May 31, 2014, the Company had accumulated a total deficit of $19,454,756 from operations in pursuit of the Company’s development and commercialization objectives.

The Company intends to finance its operations primarily through existing cash and possible future financing transactions. As of May 31, 2014, the Company had cash and cash equivalents of $1,364,454. Based upon the Company’s current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable the Company to continue operations into the Company’s fiscal year ending August 31, 2015.

The Company is subject to a number of risks, including its ability to successfully develop SolarWindow™ and MotionPower™ technologies into commercially viable products, the Company’s ability to obtain financing as and when the Company needs it, competition from existing and new products, fluctuation of quarterly financial results, loss of key personnel, uncertain protection for the Company’s intellectual property, litigation or other proceedings, dependence on corporate partners and collaborators and future changes in its target markets that may adversely affect the Company.

NOTE 2 - Convertible Promissory Note

On October 7, 2013 (the “Closing Date”), the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “Note”) due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Note, and any or all accrued and unpaid interest thereon into units (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the “Series J Warrants”); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the “Series K Warrants”). The conversion price for each Unit is the lesser of (i) $1.37, with the exercise price of each Series J Warrant set at $1.47 and the exercise price of each Series K Warrant set at $1.57; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series J Warrant included in the Units issued upon conversion being equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant included in the Units issued upon conversion being equal to 114.6% of the unit exercise price.

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

During the three and nine months ended May 31, 2014, the Company recognized $54,403 and $137,788 of interest expense related to this Note and $15,464 and $15,828 of accretion related to the debt discount. The remaining debt discount of $2,984,172 will be amortized through October 6, 2014 with $670,492 recorded during the quarter ended August 31, 2014 and $2,313,680 recorded during the quarter ended November 30, 2014.

NOTE 3 – Common Stock and Warrants

Common Stock

During the nine months ended May 31, 2014, the Company issued 1) 81,899 shares of unrestricted common stock as a result of the cashless exercise of 190,000 stock options; and 2) 10,000 shares of restricted common stock to each of the Company’s three directors (30,000 shares total) valued at $2.90 per share, the closing price of the Company's common stock on the day the stock was issued.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2014 and August 31, 2013 is as follows:

Shares of Common Stock Issuable from Warrants Outstanding as of
Description	May 31, 2014	August 31, 2013	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,755,126	1,755,126	$0.83	February 1, 2016
Series I	921,875	-	$1.37	October 7, 2018
Total	3,302,001	2,380,126

The Series I Warrant was issued on October 7, 2013, in connection with the Loan Agreement more fully described above under “Note 2 - Convertible Promissory Note.” In addition, there are a total of 4,793,155 Series J warrants and Series K warrants issuable as described under “NOTE 2 - Convertible Promissory Note.”

NOTE 4 - Stock Options

On October 10, 2006, the Company’s Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,347,496 remain available for grant and 326,667 options have been exercised as of May 31, 2014. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

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

A summary of the Company’s stock option activity for the nine months ended May 31, 2014 and the year ended August 31, 2013 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2012	861,671	2.10
Grants	177,500	1.59
Exercises	(63,333)	1.65
Forfeitures	(5,000)	3.27
Outstanding at August 31, 2013	970,838	2.03
Grants	805,000	2.90
Exercises	(190,000)	1.65
Forfeitures	(260,001)	1.69
Outstanding at May 31, 2014	1,325,837	2.68	8.21 years	$148,601
Exercisable at May 31, 2014	571,337	2.39	6.31 years	$148,601
Available for grant at May 31, 2014	3,347,496

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2014. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.96 on May 31, 2014 and 385,001 outstanding options have an exercise price below $1.96 per share, as of May 31, 2014, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended May 31, 2014 and 2013, and from May 5, 1998 (inception) to May 31, 2014 (excludes $87,000 of stock based compensation for restricted stock grants during the nine months ended May 31, 2014 described in "Note 3 - Common Stock and Warrants"):

					Cumulative
	Three Months Ended		Nine Months Ended		May 5, 1998
	May 31,		May 31,		(Inception) to
	2014	2013	2014	2013	May 31, 2014
Stock Compensation Expense:
SG&A - expense	$237,577	$51,165	$517,149	$284,806	$8,388,786
SG&A - income due to forfeitures	-	-	(356,973)	(10,075)	(5,773,611)
Net stock compensation cost	$237,577	$51,165	$160,176	$274,731	$2,615,175

As of May 31, 2014, the Company had $844,009 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.25 years.

Stock Option Activity During the Nine Months Ended May 31, 2014

On January 27, 2014, pursuant to his employment agreement executed on January 1, 2014, John Conklin, CEO received a grant of 700,000 stock options. The 700,000 stock options granted on January 27, 2014 are exercisable at $2.90 per share, expire ten years from the date of grant, on January 27, 2024 and vest at the rate of 50,000 shares every six months beginning on June 30, 2014 through December 31, 2017 (4 years) for 400,000 options with the remaining 300,000 options vesting at such time as the Company shall have generated cumulative revenues of no less than $1,000,000 from the sale of a commercial product ("Performance Stock Options"). The stock option is further subject to the terms and conditions of a stock option agreement between the Company and Mr. Conklin. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employees. Upon termination of such service, the employee will have 120 days to exercise vested stock options, if any. The grant date fair value of the stock option granted was $1,862,000, or $2.66 per share, with $1,064,000 related to the ratable vesting over 4 years of 400,000 stock options and $798,000 related to the 300,000 Performance Stock Options. The grant date fair value of the stock option was estimated using a Black-Scholes model containing the following assumptions: Exercise price of $2.90, Spot price of $2.75, dividend yield of 0%, volatility of 154.0%, risk-free rate of 2.21%, and term of 7.67 years. During the three and nine months ended May 31, 2014, the Company recognized $200,271 and $267,028 of expense related to this issuance. During the nine months ended May 31, 2014, the Company reversed compensation expense amounting to $324,781 associated with 233,334 unvested performance based stock options originally granted to Mr. Conklin on August 9, 2010. The reversal was recorded when the Company determined it was no longer probable that the performance condition associated with the options would be achieved. The 233,334 performance based stock options were subsequently cancelled.

On January 9, 2014, the Board approved, and the Company granted, a stock option to each of the Company’s three directors to purchase 30,000 shares of its common stock at an exercise price of $2.90 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date of grant, on January 9, 2024, and vests as follows: (a) 15,000 shares immediately on the date of grant, and (b) 15,000 shares on December 31, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have two years to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s directors was $84,300, or $2.81 per share, estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $2.90 per share, dividend yield of 0%, volatility of 154.5%, risk-free rate of 2.41%, and a term of 7.67 years. During the three and nine months ended May 31, 2014, the Company recognized $31,613 and $179,138 of expense related to this issuance.

On January 9, 2014, the Company granted two stock options to purchase up to 15,000 (a 10,000 and 5,000 option grant, respectively) shares of the Company’s common stock at an exercise price of $2.90 per share, the fair market value of the Company’s common stock on the date of grant, to two employees as partial compensation for services. The stock options expire ten years from the date of grant, on January 9, 2024 and vest as follows: (a) 7,500 shares vest immediately on the date of grant, and (b) 7,500 shares on December 31, 2014. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employees. Upon termination of such service, the employee will have two years to exercise vested stock options, if any. The grant date fair value of the stock option granted was $42,150, or $2.81 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price/spot price of $2.90 per share, dividend yield of 0%, volatility of 154.5%, risk-free rate of 2.41%, and a term of 7.67 years. During the three and nine months ended May 31, 2014, the Company recognized $5,269 and $29,856 of expense related to these two issuances.

On each of November 11, 2013 and November 13, 2013, 95,000 stock options (190,000 in the aggregate) were exercised on a cashless basis resulting in the issuance of an aggregate of 81,999 shares of unrestricted common stock. Said shares were registered under Form S-8 filed with the Securities and Exchange Commission on February 28, 2013.

On October 31, 2013, Jatinder Bhogal resigned from the Board. As a result of his resignation, Mr. Bhogal forfeited 20,000 unvested stock options originally granted on January 23, 2013, and had vested 20,000 stock options with an exercise price of $1.65 per share. The Company recorded costs relating to stock based compensation totaling $64,386 related to the amortization of the fair value of this stock option grant, including the recognition of $8,049 and $56,337 of expense for the nine months ended May 31, 2014 and the year ended August 31, 2013, respectively. Since the stock option was forfeited prior to 20,000 options vesting, $32,192 previously recognized for stock based compensation was reversed on October 31, 2013, resulting in total stock based compensation expense related to Mr. Bhogal’s January 23, 2013, stock option grant of $32,194. In total, Mr. Bhogal has 70,001 of vested stock options which will be forfeited if not exercised prior to October 31, 2015.

During the three and nine months ended May 31, 2014, the Company recognized $424 and $33,078 of expense related to options granted during prior periods and not described above.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2014:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	8.56	$0.80	15,000	8.56	$0.80
1.32	50,001	0.54	1.32	50,001	0.54	1.32
1.65	320,000	5.84	1.65	320,000	8.16	1.65
2.30	2,500	7.91	2.30	2,500	7.91	2.30
2.50	10,000	6.85	2.50	8,000	6.85	2.50
2.55	33,334	4.28	2.55	33,334	4.28	2.55
2.90	805,000	9.66	2.90	52,500	9.62	2.90
3.27	11,667	0.53	3.27	11,667	0.53	3.27
4.98	16,667	3.78	4.98	16,667	3.78	4.98
5.94	50,001	6.57	5.94	50,001	6.57	5.94
6.51	11,667	0.33	6.51	11,667	0.33	6.51
Total	1,325,837	8.21	$2.68	571,337	6.31	$2.39

NOTE 5 - Net Loss Per Share

During the three and nine months ended May 31, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(932,263)	$(583,979)	$(2,400,867)	$(3,766,063)
Denominator:
Weighted average number of common shares outstanding	24,306,612	24,174,652	24,270,086	22,174,541
Basic and diluted EPS	$(0.04)	$(0.02)	$(0.10)	$(0.17)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt	2,396,577	-	2,396,577	-
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)	4,793,155	-	4,793,155	-
Warrants	3,302,001	2,380,126	3,302,001	2,380,126
Stock options	1,325,837	970,838	1,325,837	970,838

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

For services rendered in the capacity of a Board member, non-employee Board members received $3,750 per quarter through the quarter ended February 28, 2013. The amount was increased to $4,250 per quarter beginning with the Company’s third quarter ending on May 31, 2013. New Board member compensation is pro rated in their first quarter. During the three months ended May 31, 2014 and 2013, the Company incurred $8,500 and $12,750, respectively in cash based Board compensation. During the nine months ended May 31, 2014 and 2013, the Company incurred $29,750 and $40,500, respectively in cash based Board compensation.

The Company grants stock options and restricted common stock for services rendered by certain individuals, including the Company’s non-employee directors and sole officer, Mr. Conklin. During the nine months ended May 31, 2014, the Company's three directors each received a grant of 30,000 stock options with Mr. Conklin receiving a grant of 700,000 stock options (see “NOTE 4 - Stock Options” above). Additionally, each director was issued 10,000 shares of restricted common stock valued at $2.90 per share, the fair market value of the Company’s common stock on the date of issuance, which the Company expensed on the date of issue on January 9, 2014. In total, during the three months ended May 31, 2014 and 2013 the Company recognized net compensation expense related to stock options and restricted stock issued to the Company’s non-employee directors and executive of $231,883 and $48,820, respectively. During the nine months ended May 31, 2014 and 2013 the Company recognized net compensation expense related to stock options and restricted stock issued to the Company’s non-employee directors and executive of $214,059 and $256,898, respectively. These amounts include the reversal of compensation expense due to pre-vesting forfeitures.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the three months ended May 31, 2014 and 2013, the law firm of Sierchio & Company, LLP provided $18,275 and $18,550, respectively, of legal services. During the nine months ended May 31, 2014 and 2013, the law firm of Sierchio & Company, LLP provided $92,997 and $84,866, respectively, of legal services. At May 31, 2014, the Company owed Sierchio & Company, LLP $6,000 which is included in accounts payable.

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

Overview

We are a development stage renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are collectively the subject of one hundred and one (101) patent filings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic (“OPV”) solar cells applied to glass and flexible plastic surfaces. Our SolarWindow™ technology is the subject of forty-two (42) patent filings. Our MotionPower™ technology harvests “kinetic” or “motion” energy from vehicles when they slow down and converts kinetic energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

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

Ultimately, we plan to market any SolarWindow™ technology and/or MotionPower™ technology products through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to distribution channels developed by the collaborators, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization.

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

As of May 31, 2014, we had an accumulated deficit of $19,454,756 and working capital of $1,246,358. We intend to finance our operations primarily through our existing cash and possible future financing transactions. As of May 31, 2014, we had cash and cash equivalents of $1,364,454. Based upon our current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable us to continue operations into our fiscal year ending August 31, 2015.

Research and Related Agreement

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

Results of Operations

Three and Nine Months Ended May 31, 2014 Compared with the Three and Nine Months Ended May 31, 2013

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2014 and 2013 follows:

	Three Months Ended
	May 31,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
Selling, general and administrative	$452,944	$417,001	$35,943	9%
Research and development	171,875	115,813	56,062	48%
Subtotal	624,819	532,814	92,005	17%
Stock compensation	237,577	51,165	186,412	364%
Total operating expense	$862,396	$583,979	$278,417	48%

	Nine Months Ended
	May 31,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
Selling, general and administrative	$1,527,938	$1,177,994	$349,944	30%
Research and development	472,137	224,490	247,647	110%
Subtotal	2,000,075	1,402,484	597,591	43%
Stock compensation	247,176	1,333,769	(1,086,593)	-81%
Total operating expense	$2,247,251	$2,736,253	$(489,002)	-18%

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The nine month increase is due to an increase in professional fees and public company costs primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by decreased expenses related to personnel and travel.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three and nine months as a result of increasing SolarWindow™ research and development activities.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of restricted common stock and issuance of warrants to purchase our common stock. Stock compensation expense increased in the three month period ended May 31, 2014 compared to May 31, 2013 primarily due to the January 1, 2014 grant of stock options to Mr. Conklin, our President & CEO. The nine month stock compensation expense decrease is primarily due to the current year reversal of $324,781 of expense associated with the forfeiture of Mr. Conklin’s stock options that were issued to him on August 9, 2010 pursuant to his previous employment agreement and the prior year inclusion of $1,059,038 recognized upon the issuance of Series H Warrants granted as an inducement to convert a $1,000,000 bridge loan into shares of common stock.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2014 and 2013 follows:

	Three Months Ended May 31,		Three Month	Nine Months Ended May 31,		Nine Month
	2014	2013	Change	2014	2013	Change
Other income (expense)
Interest expense - other	(54,403)	-	$(54,403)	$(137,788)	$(30,325)	$(107,463)
Interest expense - accretion of debt discount	(15,464)	-	(15,464)	(15,828)	(999,485)	983,657
Total other income (expense)	$(69,867)	$-	$(69,867)	$(153,616)	$(1,029,810)	$876,194

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

Liquidity and Capital Resources

We have an accumulated deficit of $19,454,756 through May 31, 2014. Included in the deficit are non-cash expenses totaling $4,883,373 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our OPV and energy harvesting technologies and expand. Although we believe that we have sufficient capital to fund our operations into our fiscal year ended August 31, 2015, management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing may be necessary. In the event additional financing is needed, we expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At May 31, 2014, we had a cash and cash equivalent balance of $1,364,454. We have financed our operations primarily from the sale of equity securities as follows:

•	$3,395,955 received in 2008 pursuant to a securities purchase agreement ("SPA") in which we issued 3,675,000 shares of common stock and a like number of Class F Warrants;
•	$1,044,500 received in 2009 from the exercise of 20,000 Class E Warrants and 826,000 Class F Warrants;
•	$3,954,375 received in 2011 from the exercise of 1,054,512 Class F Warrants;
•	$1,000,000 received in 2012 pursuant to the 2012 Bridge Loan;
•	$1,200,000 received in 2013 from the consummation of a self-directed registered offering of common stock and Series H Warrants on February 1, 2013; and
•	$3,000,000 received on October 7, 2013 from the issuance of the Note.

Net cash used in operating activities was $1,981,097 for the nine months ended May 31, 2014, compared to net cash used in operating activities of $1,537,566 for the nine months ended May 31, 2013. The increase in cash used in operating activities of $443,531 substantially reflects increases in amounts paid for research and development and public company marketing expenses.

Net cash provided by financing activities was $3,000,000 for the nine months ended May 31, 2014, compared to $1,206,483 for the nine months ended May 31, 2013. Cash provided by financing activities in 2014 was from the Note and in 2013 from the February 1, 2013 self-directed registered offering of common stock and exercise of warrants.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2014, we have lease payments of $1,100 each month under our month-to-month corporate office operating lease. In addition, we have future payments totaling $13,000 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
____________________
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

New Energy Technologies, Inc. (Registrant)

July 10, 2014	By:	/s/ John A. Conklin
John A. Conklin
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)