Form 10-K
period 2014-08-31
NEW ENERGY TECHNOLOGIES, INC.
filed 2014-11-14
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 28, 2014, as reported on the OTC Markets Group, Inc. QBTTM tier (the “OTCQB”) was $37,580,053.

As of November 10, 2014 there were 24,310,518 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

NEW ENERGY TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

  Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

  All references to “we,” “us,” or “our” refer to New Energy Technologies, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Background

  We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”).

  KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to our MotionPower™ technology. Our business activities related to the MotionPower™ technology are conducted through KEC. New Energy Solar was incorporated on February 9, 2009, in the State of Florida and has entered into agreements with the University of South Florida (together with the University of South Florida Research Foundation, Inc. “USF”) related to the SolarWindow™ technology.

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

  The development of our SolarWindow™ technology has advanced through our Sponsored Research Agreement with USF and Stevenson-Wydler Cooperative Research and Development Agreement (“CRADA”) with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory (“NREL”). For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

  We have initially developed and may commercialize three (3) MotionPower™ systems:

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

5

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

•

Engineered new methods for absorbing light energy to improve the flow of electrons (negatively charged particles), a process fundamental to generating electricity necessary for power appliances and fixtures.

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

MotionPower™ Milestones

  We have been working to invent, design, test and prototype our MotionPower™ technology since July 2008. We have achieved the following important milestones in the development of our MotionPower™ technology and potential products:

•	There are currently fifty-nine (59) patent filings related to MotionPower™ technology.
•	Invented methods for harvesting the kinetic energy from vehicles of varying sizes, ranging from small cars to large trucks.
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

Our Competitive Strengths

  We believe that the following strengths enable us to compete successfully in the alternative energy industry:

•

Our products are first-of-their-kind solutions for generating sustainable electricity.There are no commercially-available products for sale in competition to our technologies and products, and therefore, our SolarWindow™ and MotionPower™ products may be positioned as ‘first-to-market.’

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

•

Our SolarWindow™ products are designed for application on the vast glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack PV modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindowTMProducts may be applied to the entire vertical glass façades of skyscrapers.

•

The electricity generated by our technologies is compatible for use with existing energy infrastructure.Our SolarWindow™ and MotionPower™ products are under development for seamless applications in order to avoid burdening potential customers with special utility management systems.

Our Business Strategy

  Our goal is to complete the product development phase for our SolarWindow™ and MotionPower™ technologies and then, to the extent warranted, work towards commercial launch of the SolarWindow™ and MotionPower™ products. Key elements of our business strategy include:

•

Partner with research institutions, product development firms, and others with proven technology expertise.We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products. We will seek to engage additional firms and institutions with important technical and product development competencies as needed.

•

Identify partnerships for technology out-licensing and in-licensing opportunities.We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development.

•

Foster commercial partnerships with industry partners.Work to develop commercial partnerships with third-parties, which we believe could help us accelerate the development of our sales and distribution pipeline for any products we are able to develop.

•

Develop pricing models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users.In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access to various subsidies, government incentives, tax credits, and other related financial mechanisms.

•

Develop cost-effective and efficient supply-chain management and manufacturing processes.Both our SolarWindow™ and MotionPower™ technologies and products would require manufacturing systems and supply-chain management expertise. We have begun to strategize and work towards addressing these needs in a cost-effective and efficient manner.

•

Identify and potentially acquire strategic and/or complementary technologies.We are actively engaged in identifying technologies which may be strategic and/or complementary to our SolarWindow™ and/or MotionPower™ technologies for potential acquisition.

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

  These companies’ systems rely on vehicle weight to depress elaborate piston configurations situated beneath slats or plates which hydraulically pump fluids to electrical generators. We believe these methods are substantially different from our MotionPower™ technology which makes use of otherwise wasted kinetic energy when cars and trucks slow down. Unlike these other systems, our MotionPower™ technology does not require many moving mechanical parts, which we believe make it less vulnerable to mechanical failure.

  We also anticipate that competition could grow if first-generation energy harvesting technologies designed to capture human kinetic energy and other such small-scale devices begin to gain commercial acceptance. Such devices could potentially be re-engineered to capture the kinetic energy of moving vehicles.

  There can be no assurance new competitors will not succeed in developing products that are more effective than our MotionPower™ technology, therefore rendering our products, if any, obsolete and non-competitive. In addition to our research and development efforts, we have undertaken a public relations/advertising program designed to establish our “brand” name recognition early on in our corporate development, as described under “—Competition for Solar Window™ Technology and Products.” We intend to continue to develop and market our brand name pending commercialization of our MotionPower™ products, if ever successfully developed. We believe our strategy ultimately will assist the marketing, distribution and public acceptance of any MotionPower™ Technology products we develop.

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

Employees

  As of August 31, 2014, we had three full time employees, Mr. John A. Conklin, President, Chief Executive Officer and Chief Financial Officer; Dr. Scott Hammond, Principal Scientist and Briana Erickson, Manager of Business Operations & Communication.

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

  The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low

Fiscal Year Ended August 31, 2014
First Quarter 2014 (September 1 – November 30, 2013)	$3.31	$1.85
Second Quarter 2014 (December 1, 2013 – February 28, 2014)	$2.95	$2.30
Third Quarter 2014 (March 1 – May 31, 2014)	$2.56	$1.94
Fourth Quarter 2014 (June 1 – August 31, 2014)	$2.04	$1.50

Fiscal Year Ended August 31, 2013
First Quarter 2013 (September 1 – November 30, 2012)	$1.30	$0.80
Second Quarter 2013 (December 1, 2012 – February 28, 2013)	$1.68	$0.76
Third Quarter 2013 (March 1 – May 31, 2013)	$2.57	$1.22
Fourth Quarter 2013 (June 1 – August 31, 2013)	$2.17	$1.67

  As of November 5, 2014, there were approximately 38 stockholders of record of our common stock. A portion of our common stock is held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

  The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2014.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

  On October 10, 2006, our Board adopted and approved, and on February 7, 2011, a majority of our shareholders approved, our 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 5,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over two to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,325,837 (2)	$2.68	3,347,496
Equity compensation plans not approved by security holders	--	--	--
Total	1,325,837	$2.68	3,347,496

________________

(1) Consists of grants under the 2006 Plan.

(2) Please refer to ITEM 8, Financial Statements “NOTE 4 - STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

During the year ended August 31, 2014, we entered into the following securities related transactions:

1.

In connection with the October 7, 2013 Bridge Loan Agreement we issued a Series I Stock Purchase Warrant (the “Series I Warrant”) to purchase up to 921,875 shares of our common stock, which is exercisable through October 6, 2018.(2)

2.	Mr. Conklin, Chief Executive Officer received 81,899 shares of common stock upon the cashless exercise of 190,000 vested options.(1)
3.	Each director was issued 10,000 shares for a total issuance of 30,000 shares of common stock valued at $2.90 per share, the fair market value of the Company’s common stock on the date of issuance. (1)

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

4.	We issued a Series H Warrant to purchase up to 825,435 shares of our common stock to 1420524 Alberta Ltd. as part of the conversion of the 2012 Bridge Loan.(2)
5.	Mr. Conklin, our Chief Executive Officer received 22,672 shares of common stock upon the cashless exercise of 63,333 vested options.

  During the year ended August 31, 2012, in connection with the 2012 Bridge Loan Agreement, we issued a Series G Stock Purchase Warrant (the “Series G Warrant”) to purchase up to 625,000 shares of our common stock, which is exercisable through April 17, 2015.(2)

_________________

(1) See “Note 3 – Common Stock and Warrants” under ITEM 8, Financial Statements, for additional information.

(2) See “Note 2 - Convertible Promissory Notes” under ITEM 8, Financial Statements, for additional information.

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

Overview

  We were incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to change our name to New Energy Technologies, Inc. Our wholly owned subsidiaries include: Kinetic Energy Corporation, which was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to our MotionPower™ technology and New Energy Solar Corporation, which was incorporated on February 9, 2009, in the State of Florida and has entered into agreements with USF to sponsor research related to our SolarWindow™ technology.

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

  Ultimately, we plan to market any SolarWindow™ and/or MotionPower™ technology products through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization.

  We cannot accurately predict the amount of funding or the time required to successfully commercialize either the SolarWindow™ or the MotionPower™ technology. The actual cost and time required to commercialize these technologies may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

  As of August 31, 2014, we had negative working capital of $74,216 and cash of $785,237. Based upon our current level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through December 31, 2014. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Related Agreements

  We are a party to certain agreements related to the development of our SolarWindow™ and MotionPower™ technology.

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

  On March 6, 2013, we entered into Phase II of our CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

•	Further improving SolarWindow™’s efficiency and transparency;
•	Optimizing electrical power (current and voltage) output;
•	Optimizing the application of the active layer coatings which make it possible for SolarWindow™ to generate electricity on glass surfaces;
•	Developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	Optimizing SolarWindow™ performance on flexible substrates; and
•	Developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale BIPV and windows.

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

MotionPower™ Technology

Sigma Design Agreement

  Through KEC, we were party to consulting agreements with Sigma Design Company, LLC (“Sigma”) a Middlesex, New Jersey based engineering and design firm, pursuant to which Sigma was contracted to provide engineering, product development and testing services primarily relating to the development of the MotionPower™ technologies. On, or about July 15, 2013, Sigma completed its MotionPower™ development and testing services.

Results of Operations

Year Ended August 31, 2014 Compared with the Year Ended August 31, 2013

Operating Expenses

  A summary of our operating expense for the years ended August 31, 2014 and 2013 follows:

	Year ended August 31,		Increase /	Percentage
	2014	2013	(Decrease)	Change
Operating expense
Selling, general and administrative	$1,960,854	$1,502,581	$458,273	30
Research and development	620,634	356,877	263,757	74
Stock compensation	431,422	1,383,264	(951,842)	(69)
Total operating expense	$3,012,910	$3,242,722	$(229,812)	(7)

Selling, General and Administrative

  Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The increase is due to an increase in professional fees and public company costs primarily related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by decreased expenses related to personnel and travel.

Research and Development

  Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.   R&D costs increased during 2014 as a result of increasing SolarWindow™ research and development activities.

Stock Compensation

  Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of restricted common stock and issuance of warrants to purchase our common stock. Stock compensation expense decreased in 2014 primarily due to the current year reversal of $324,781 of expense associated with the forfeiture of Mr. Conklin’s stock options that were issued to him on August 9, 2010 pursuant to his previous employment agreement and the prior year inclusion of $1,059,038 recognized upon the issuance of Series H Warrants granted as an inducement to convert a $1,000,000 bridge loan into shares of common stock offset by the January 1, 2014 grant of stock options to Mr. Conklin.

Other Income (Expense)

  A summary of our other income (expense) for the years ended August 31, 2014 and 2013 follows:

	2014	2013	Change
Other income (expense)
Interest expense	$(193,151)	$(30,325)	$(162,826)
Interest expense - accretion of debt discount	(686,320)	(999,485)	313,165
Total other income (expense)	$(879,471)	$(1,029,810)	$150,339

Interest Expense

  “Interest expense” relates to the stated interest of our convertible promissory notes. “Interest expense - accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained our notes calculated according to the effective interest method. The amounts under the 2014 column relate to the $3 million Note and the amounts under the 2013 column relate to the 2012, $1 million bridge loan.

Liquidity and Capital Resources

  We have an accumulated deficit of $20,946,270 through August 31, 2014. Included in the deficit are non-cash expenses totaling $5,738,112 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our OPV and energy harvesting technologies and expand.

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

  Our principal source of liquidity is cash in the bank. At August 31, 2014, we had a cash and cash equivalent balance of $785,237. We have financed our operations primarily from the sale of equity securities as follows:

•	$1,000,000 received in 2012 pursuant to the 2012 Bridge Loan;
•	$1,200,000 received in 2013 from the consummation of a self-directed registered offering of common stock and Series H Warrants on February 1, 2013; and
•	$3,000,000 received on October 7, 2013 from the issuance of an unsecured, convertible promissory note bearing an annual interest rate of 7% (the “2013 Note”) in that amount.

  Net cash used in operating activities was $2,545,379 for the year ended August 31, 2014, compared to net cash used in operating activities of $1,905,909 for the year ended August 31, 2013. The increase in cash used in operating activities of $639,470 substantially reflects increases in amounts paid for research and development and public company marketing expenses.

Net cash used in investing activities was $16,877 for the year ended August 31, 2014, compared to net cash used in investing activities of $0 for the year ended August 31, 2013. The increase in cash used in operating activities substantially reflects increases in amounts paid for research and development equipment.

  Net cash provided by financing activities was $3,000,000 for the year ended August 31, 2014, compared to $1,206,484 for the year ended August 31, 2013. Cash provided by financing activities in 2014 was from the 2013 Note and in 2013 from the February 1, 2013 self-directed registered offering of common stock and exercise of warrants.

Other Contractual Obligations

  In addition to our contractual obligations under the research agreements, as of August 31, 2014, we have lease payments of $1,100 each month under our month-to-month corporate and other office operating leases. In addition, we have future payments totaling $6,500 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

Off-Balance Sheet Arrangements

  We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

  See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Energy Technologies, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of New Energy Technologies, Inc. and Subsidiaries ("the Company") as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Energy Technologies, Inc. and Subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have positive cash flows from operating activities, and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 14, 2014

NEW ENERGY TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2014 AND 2013

	August 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$785,237	$347,493
Deferred research and development costs	150,000	150,000
Prepaid expenses and other current assets	14,257	22,379
Total current assets	949,494	519,872

Equipment, net of accumulated depreciation of $18,128 and $12,025, respectively	24,597	13,823
Total assets	$974,091	$533,695

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$144,239	$122,356
Interest payable	193,151	-
Convertible promissory note, net of discount of $2,313,680 as of August 31, 2014	686,320	-
Total current liabilities	1,023,710	122,356

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,306,612 and 24,194,713 shares issued and outstanding at August 31, 2014 and 2013, respectively	24,306	24,194
Additional paid-in capital	20,872,345	17,441,034
Retained earnings (deficit)	(20,946,270)	(17,053,889)
Total stockholders' equity (deficit)	(49,619)	411,339
Total liabilities and stockholders' equity (deficit)	$974,091	$533,695

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

	Years Ended August 31,
	2014	2013

Revenue	$-	$-

Operating expense
Selling, general and administrative	2,392,276	2,885,845
Research and development	620,634	356,877
Total operating expense	3,012,910	3,242,722

Loss from operations	(3,012,910)	(3,242,722)

Other income (expense)
Interest expense	(193,151)	(30,325)
Interest expense - accretion of debt discount	(686,320)	(999,485)
Total other income (expense)	(879,471)	(1,029,810)

Net loss	$(3,892,381)	$(4,272,532)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	24,279,448	22,686,892

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, August 31, 2012	20,638,360	$20,638	$13,798,282	$(12,781,357)	$1,037,563

Stock based compensation due to common stock purchase options	-	-	334,305	-	334,305
Reversal of stock based compensation due to forfeiture of stock options	-	-	(10,075)	-	(10,075)
Issuance of common stock and warrants at $0.64 per unit	1,875,000	1,875	1,198,125	-	1,200,000
Issuance of common stock upon the conversion of note at $0.64 per share	1,650,869	1,651	1,054,905	-	1,056,556
Exercise of stock options	22,672	22	(22)	-	-
Issuance of common stock upon the exercise of Series H Warrants	7,812	8	6,476	-	6,484
Expense related to issuance of Series H Warrants as inducement to convert the 2012 Promissory Note	-	-	1,059,038	-	1,059,038
Net loss for the year ended August 31, 2013	-	-	-	(4,272,532)	(4,272,532)
Balance, August 31, 2013	24,194,713	24,194	17,441,034	(17,053,889)	411,339

Stock based compensation related to restricted stock issuance	30,000	30	86,970	-	87,000
Stock based compensation due to common stock purchase options	-	-	701,396	-	701,396
Reversal of stock based compensation due to forfeiture of stock options	-	-	(356,973)	-	(356,973)
Exercise of stock options	81,899	82	(82)	-	-
Discount on convertible promissory note due to detachable warrants	-	-	1,137,149	-	1,137,149
Discount on convertible promissory note due to beneficial conversion feature	-	-	1,862,851	-	1,862,851
Net loss for the year ended August 31, 2014	-	-	-	(3,892,381)	(3,892,381)
Balance, August 31, 2014	24,306,612	$24,306	$20,872,345	$(20,946,270)	$(49,619)

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

	Years Ended August 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,892,381)	$(4,272,532)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,103	6,143
Stock based compensation expense	788,396	334,305
Reversal of stock based compensation expense due to forfeiture of stock options	(356,973)	(10,075)
Warrants issued to note holder	-	1,059,038
Accretion of debt discount	686,320	999,485
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	-	(117,405)
Decrease (increase) in prepaid expenses and other current assets	8,122	5,854
Increase (decrease) in accounts payable	21,883	58,953
Increase (decrease) in accrued liabilities	193,151	30,325
Net cash used in operating activities	(2,545,379)	(1,905,909)

Cash flows from investing activity
Purchase of equipment	(16,877)	-
Net cash used in investing activity	(16,877)	-

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	-	1,206,484
Proceeds from promissory notes	3,000,000	-
Net cash provided by financing activities	3,000,000	1,206,484

Increase (decrease) in cash and cash equivalents	437,744	(699,425)

Cash and cash equivalents at beginning of period	347,493	1,046,918

Cash and cash equivalents at end of period	$785,237	$347,493

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$1,137,149	$-
Debt discount recorded for beneficial conversion feature	$1,862,851	$-
Common stock issued for conversion of note payable	$-	$1,056,556

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 1 - Organization, Recent Accounting Pronouncements, Going Concern and Summary of Significant Accounting Policies

Organization

New Energy Technologies, Inc. (the “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”).

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

We are a renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. The Company’s proprietary, patent-pending technologies and products are the subjects of one hundred and one (101) patent-filings, and have been invented, designed, engineered, and prototyped in preparation for further field testing, product development and eventual commercial deployment.

Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic solar cells. Our SolarWindow™ technology is the subject of forty-two (42) patent filings. Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements except as described below.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the consolidated financial statements as those of a development stage entity. The amendments are effective for the Company’s consolidated financial statements as of August 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period. The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of changes in stockholders’ deficit and statements of cash flows. In addition, the financial statements will no longer be labeled as those of a development stage entity.

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $20,946,270 as of August 31, 2014, and does not have positive cash flows from operating activities. Included in the deficit are non-cash expenses totaling $5,738,112 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discounts. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended August 31, 2014, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of August 31, 2014, the Company had cash of $785,237. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through December 31, 2014.

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

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly owned subsidiaries, KEC, and New Energy Solar. All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “NOTE 3 – Common Stock and Warrants” and “NOTE 4 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “NOTE 5 - Net Loss Per Share” for further discussion.

NOTE 2 - Convertible Promissory Notes

April 17, 2012 $1,000,000 Bridge Loan

On April 17, 2012, the Company entered into a Bridge Loan Agreement (the “2012 Loan Agreement”) with 1420524 Alberta Ltd. (the “Creditor”), pursuant to which the Company borrowed $1,000,000 at an annual interest rate of 7% (the “2012 Loan”). As a condition to the Creditor’s entry into the 2012 Loan Agreement, the Company issued the Creditor a Series G Stock Purchase Warrant to purchase 625,000 shares of the Company’s common stock (the “Series G Warrant”), which is exercisable through April 17, 2015, with an initial exercise price of 84% of the average of the closing price for our common stock as reported on the OTC Markets Group Inc. QB tier (the “OTCQB”) for the five trading days immediately preceding the closing of the Loan, or $1.92 per share, subject to adjustment as provided therein. According to the original terms of the 2012 Loan Agreement, the Creditor could elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of the Company’s common stock at an initial fixed conversion price equal to seventy (70%) percent of the average of the closing price for the Company’s common stock as reported on the OTCQB for the five trading days immediately preceding the closing of the Loan, or $1.60 per share subject to adjustment as provided therein. The debt discount attributable to the relative fair value of the warrants and the beneficial conversion feature amounted to $547,050 and $452,950, respectively, and was to be accreted over the term of the 2012 Loan using the effective interest method.

On February 1, 2013, the Company and the Creditor entered into a Loan Conversion Agreement (“LCA”) whereby the Creditor agreed to convert the entire balance outstanding, including $1,000,000 of principal and $56,556 of accrued interest payable into 1,650,869 shares of restricted common stock. In order to induce the Creditor to convert the 2012 Loan into shares of common stock, and eliminate the Company’s obligation to repay the 2012 Loan in cash, the effective conversion price was reduced to $0.64 (the price at which the Company sold shares pursuant to its self-directed registered offering; see “NOTE 3 – Common Stock and Warrants” below) from the initial conversion price of $1.60. In addition, as part of the conversion, the Company issued to the Creditor a Series H Warrant to purchase 825,435 shares of the Company’s common stock (See “NOTE 3 – Common Stock and Warrants” below for additional information). No incremental expense was recognized in these consolidated financial statements related to the reduction in the exercise price of the Series G Warrant, and the conversion of the 2012 Loan, because the transaction did not meet the requirements for an inducement under accounting principles generally accepted in the United States. As such, the 2012 Loan conversion was accounted for as a debt extinguishment with no gain or loss recognized due to the related party nature of the transaction. The Company recognized expense amounting to $1,059,038 for the issuance of the Series H Warrant to the Creditor, representing additional financing costs associated with the 2012 Loan.

During the year ended August 31, 2013, the Company recognized $30,325 of interest expense related to the 2012 Loan and $999,485 of accretion related to the debt discount. As a result of the 2012 Loan conversion, the debt discount was fully amortized by February 1, 2013, the date of the LCA.

October 7, 2013 $3,000,000 Bridge Loan

On October 7, 2013 (the “Closing Date”), the Company entered into a Bridge Loan Agreement (the “2013 Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “2013 Note”) due on October 6, 2014 (the 2013 Note has been amended, See “NOTE 8 – Subsequent Events”), with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the 2013 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the “Series J Warrant”); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the “Series K Warrant”). The conversion price for each Unit is the lesser of (i) $1.37, with the exercise price of each Series J Warrant set at $1.47 and the exercise price of each Series K Warrant set at $1.57; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series J Warrant included in the Units issued upon conversion being equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant included in the Units issued upon conversion being equal to 114.6% of the unit exercise price.

Together with the 2013 Loan Agreement, the Company entered into (a) a Lock-Up Agreement whereby the Investor agreed not to sell any shares of common stock owned by the Investor, including any shares issued upon conversion of the Note or upon exercise of any warrants held by Investor, whether issued pursuant to this 2013 Loan Agreement or otherwise, for a period of one (1) year from the Closing Date (as defined in the 2013 Loan Agreement) and (b) a Registration Rights Agreement that requires the Company to prepare and file a registration statement on Form S-1 no later than the 90th day prior to the expiration of the Lock-Up Agreement covering the resale of all shares of common stock issuable upon conversion of any portion of the 2013 Note and the shares of common stock issuable upon exercise of the Series I, Series J and Series K Warrants.

The Company calculated the debt discount related to the 2013 Note and Series I Warrants by first allocating the respective fair value of the 2013 Loan and the Series I Warrants based upon their relative fair values to the total 2013 Note proceeds. The fair value of the Series I Warrants issued with the Note was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $2.12 per share; estimated volatility - 165.67%; risk free interest rate - 1.41%; expected dividend rate - 0% and expected life - 5.0 years. The resulting fair value of $1,137,149 was allocated to the Series I Warrants.

The intrinsic value of the beneficial conversion feature amounted to $1,862,851. The resulting $3,000,000 discount to the 2013 Note is being accreted over the one year term of the 2013 Note using the effective interest method.

During the year ended August 31, 2014, the Company recognized $193,151 of interest expense related to this 2013 Note and $686,320 of accretion related to the debt discount. The remaining debt discount of $2,313,680 will be amortized during the quarter ended November 30, 2014.

NOTE 3 – Common Stock and Warrants

Common Stock

At August 31, 2014, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, with 24,306,612 shares of common stock outstanding and 3,347,496 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (See “NOTE 4 - Stock Options”).

During the year ended August 31, 2014, the Company had the following common stock related transactions:

•	On November 11, 2013 and November 13, 2013, the Company issued a total of 81,899 shares of unrestricted common stock as a result of the cashless exercise of 190,000 stock options.

•

On January 28, 2014, the Company issued 10,000 shares of common stock to each of the Company’s three directors (30,000 shares total) valued at $2.90 per share, the closing price of the Company’s common stock on the day the stock was issued (See “NOTE 6 - Related Party Transactions” below for additional information).

During the year ended August 31, 2013, the Company had the following common stock related transactions:

•

On February 1, 2013, in full satisfaction of the 2012 Loan, the Company issued to the Creditor 1,650,869 shares of restricted common stock upon the conversion of the 2012 Loan, as adjusted in accordance with the terms of the LCA. Additionally, pursuant to the terms of the LCA, the Company issued to the Creditor 825,435 Series H Warrants and reduced the exercise price of the Series G Warrant to $0.64 (See “Note 2 - Convertible Promissory Notes” above for additional information).

•

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

•	On March 21, 2013, the Company issued 7,812 shares of common stock upon the exercise of an equal number of Series H Warrants and received proceeds of $6,484.

•	On May 7, 2013, the Company issued 22,672 shares of unrestricted common stock as a result of the cashless exercise of 63,333 stock options

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2014 and 2013 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	August 31, 2014	August 31, 2013	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,755,126	1,755,126	$0.83	February 1, 2016
Series I	921,875	-	$1.37	October 7, 2018
Total	3,302,001	2,380,126

The Series G Warrant was issued on April 17, 2012, as a condition to the Creditor entering into the 2012 Loan Agreement. 825,435 of the Series H Warrants were issued in connection with the 2012 Loan conversion. 929,691 of the Series H Warrants were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. In addition, there are a total of 5,249,303 Series J Warrants and Series K Warrants issuable as described above. Additional disclosure related to the warrants is more fully described above under “NOTE 2 - Convertible Promissory Notes.”

During the year ended August 31, 2014 and 2013, the Company received $0 and $6,484, respectively, upon the exercise of 7,812 Series H Warrants by two warrant holders.

NOTE 4 - Stock Options

On October 10, 2006, the Company’s Board of Directors (the “Board”) adopted and approved the 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. Stock option grants vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,347,496 remain available for grant and 326,667 options have been exercised as of August 31, 2014. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Years Ended August 31,
	2014	2013
Expected dividend yield	–	–
Expected stock price volatility	154.0% – 154.5%	160.1% – 161.1%
Risk-free interest rate	2.21% – 2.41%	1.14% – 1.24%
Expected term (in years)	7.67	7.67
Exercise price	$2.90	$0.80 – $2.25
Weighted-average grant date fair-value	$2.68	$1.54

A summary of the Company’s stock option activity for the year ended August 31, 2014 and 2013 and related information follows:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2012	861,671	2.10
Grants	177,500	1.59
Exercises	(63,333)	1.65
Forfeitures	(5,000)	3.27
Outstanding at August 31, 2013	970,838	2.03
Grants	805,000	2.90
Exercises	(190,000)	1.65
Forfeitures	(260,001)	1.69
Outstanding at August 31, 2014	1,325,837	2.68	8.05 years	$19,500
Exercisable at August 31, 2014	621,337	2.43	6.41 years	$19,500
Available for grant at August 31, 2014	3,347,496

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2014. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.50 on August 31, 2014 and 65,001 outstanding options have an exercise price below $1.50 per share, as of August 31, 2014, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including hose previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the years ended August 31, 2014 and 2013 (excludes $87,000 of stock based compensation for restricted stock grants during the year ended August 31, 2014 described in “NOTE 3 - Common Stock and Warrants”):

	Years Ended August 31,
	2014	2013
Stock Compensation Expense:
Selling general and administrative expense	$344,423	$324,230

As of August 31, 2014, the Company had $699,763 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.5 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2014:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	8.39	$0.80	15,000	8.39	$0.80
1.32	50,001	0.38	1.32	50,001	0.38	1.32
1.65	320,000	5.70	1.65	320,000	7.97	1.65
2.30	2,500	7.75	2.30	2,500	7.75	2.30
2.50	10,000	6.68	2.50	8,000	6.68	2.50
2.55	33,334	4.11	2.55	33,334	4.11	2.55
2.90	805,000	9.49	2.90	102,500	9.47	2.90
3.27	11,667	0.36	3.27	11,667	0.36	3.27
4.98	16,667	3.61	4.98	16,667	3.61	4.98
5.94	50,001	6.40	5.94	50,001	6.40	5.94
6.51	11,667	0.17	6.51	11,667	0.17	6.51
Total	1,325,837	8.05	$2.68	621,337	6.14	$2.43

NOTE 5 - Net Loss Per Share

During the years ended August 31, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share for the past two fiscal years because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2014 and 2013:

	Years Ended August 31,
	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,892,381)	$(4,272,532)
Denominator:
Weighted average number of common shares outstanding	24,279,448	22,686,892
Basic and diluted EPS	$(0.16)	$(0.19)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt	2,624,651	-
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Notes" above)	5,249,303	-
Warrants	3,302,001	2,380,126
Stock options	1,325,837	970,838

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

For services rendered in the capacity of a Board member, non-employee Board members received $4,250 per quarter. New Board member compensation is pro rated in their first quarter. During the years ended August 31, 2014 and 2013, the Company incurred $38,250 and $59,618, respectively in cash based Board compensation.

The Company grants stock options and common stock for services rendered by certain individuals, including the Company’s non-employee directors and sole officer, Mr. Conklin. During the year ended August 31, 2014, the Company's three directors each received a grant of 30,000 stock options, Mr. Conklin received a grant of 700,000 stock options and each director was issued 10,000 shares of common stock (See “NOTE 3 – Common Stock and Warrants”) described as follows:

•

On January 27, 2014, pursuant to his employment agreement executed on January 1, 2014, John Conklin, CEO received a grant of 700,000 stock options. The 700,000 stock options granted on January 27, 2014 are exercisable at $2.90 per share, expire ten years from the date of grant, on January 27, 2024 and vest at the rate of 50,000 shares every six months beginning on June 30, 2014 through December 31, 2017 (4 years) for 400,000 options with the remaining 300,000 options vesting at such time as the Company shall have generated cumulative revenues of no less than $1,000,000 from the sale of a commercial product (“Performance Stock Options”). The stock option is further subject to the terms and conditions of a stock option agreement between the Company and Mr. Conklin. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employees. Upon termination of such service, the employee will have 120 days to exercise vested stock options, if any. The grant date fair value of the stock option granted was $1,862,000, or $2.66 per share, with $1,064,000 related to the ratable vesting over 4 years of 400,000 stock options and $798,000 related to the 300,000 Performance Stock Options. The grant date fair value of the stock option was estimated using a Black-Scholes model containing the following assumptions: Exercise price of $2.90, Spot price of $2.75, dividend yield of 0%, volatility of 154.0%, risk-free rate of 2.21%, and term of 7.67 years. During the year ended August 31, 2014, the Company recognized $414,099 of expense related to this grant. Also, during 2014, the Company reversed compensation expense of $324,781 associated with 233,334 unvested performance based stock options originally granted to Mr. Conklin on August 9, 2010. The reversal was recorded when the Company determined it was no longer probable that the performance condition associated with the options would be achieved. The 233,334 performance based stock options were cancelled.

•

On January 9, 2014, the Board approved, and the Company granted, a stock option to each of the Company’s three directors to purchase 30,000 shares of its common stock at an exercise price of $2.90 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date of grant, on January 9, 2024, and vests as follows: (a) 15,000 shares immediately on the date of grant, and (b) 15,000 shares on December 31, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have two years to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s directors was $84,300, or $2.81 per share, estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $2.90 per share, dividend yield of 0%, volatility of 154.5%, risk-free rate of 2.41%, and a term of 7.67 years. During the year ended August 31, 2014, the Company recognized $210,750 of expense related to this issuance.

•

On each of November 11, 2013 and November 13, 2013, 95,000 stock options (190,000 in the aggregate) were exercised by Mr. Conklin on a cashless basis resulting in the issuance of an aggregate of 81,899 shares of unrestricted common stock. Said shares were registered under Form S-8 filed with the Securities and Exchange Commission on February 28, 2013.

•

On October 31, 2013, Jatinder Bhogal resigned from the Board. As a result of his resignation, Mr. Bhogal forfeited 20,000 unvested stock options originally granted on January 23, 2013, and had vested 20,000 stock options with an exercise price of $1.65 per share. The Company recorded costs relating to stock based compensation totaling $64,386 related to the amortization of the fair value of this stock option grant, including the recognition of $8,049 and $56,337 of expense for the year ended August 31, 2014 and 2013, respectively. Since the stock option was forfeited prior to 20,000 options vesting, $32,192 previously recognized for stock based compensation was reversed in 2014, resulting in total stock based compensation expense related to Mr. Bhogal’s January 23, 2013, stock option grant of $32,194. In total, Mr. Bhogal has 70,001 of vested stock options which will be forfeited if not exercised prior to October 31, 2015.

During the year ended August 31, 2013, the following stock purchase option activity occurred with related parties:

•

On January 23, 2013, the Board approved, and the Company granted, a stock option to each of the Company’s four directors, including John Conklin, its CEO, to purchase 40,000 shares of its common stock at an exercise price of $1.65 per share, the fair market value of the Company’s common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 23, 2023, and vests as follows: (a) 20,000 shares vest immediately on the date of grant and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between the Company and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of the Company’s directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The grant date fair value of each of the stock options granted to each of the Company’s directors was $64,386 estimated using a Black-Scholes model containing the following assumptions: Exercise price / spot price of $1.65 per share, dividend yield of 0%, volatility of 161.1%, risk-free rate of 1.24%, and a term of 7.67 years. During the year ended August 31, 2013, the Company recognized $225,349 of expense related to these four issuances.

•

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

•

On May 7, 2013, 63,333 stock options were exercised by Mr. Conklin on a cashless basis resulting in the issuance of 22,672 shares of unrestricted common stock. Said shares were registered under Form S-8 filed with the Securities and Exchange Commission on February 28, 2013.

In total, during the years ended August 31, 2014 and 2013 the Company recognized net compensation expense related to stock options and restricted stock issued to the Company’s non-employee directors and executive of $392,743 and $304,249, respectively. These amounts include the reversal of compensation expense due to pre-vesting forfeitures.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the years ended August 31, 2014 and 2013, the law firm of Sierchio & Company, LLP provided $137,814 and $128,924, respectively, of legal services. At August 31, 2014, the Company owed Sierchio & Company, LLP approximately $24,692 which is included in accounts payable.

On February 1, 2013, Kalen Capital Holdings LLC, a wholly owned subsidiary of Kalen Capital Corporation, a shareholder owning in excess of 10% of the Company’s issued and outstanding stock, purchased 1,843,750 shares of the Company’s common stock and a Series H Warrant to purchase 921,875 shares of the Company’s common stock for an aggregate purchase price of $1,180,000 pursuant to the registered public offering conducted by the Company (See “NOTE 3 – Common Stock and Warrants” above).

On October 7, 2013, the Company entered into the Loan Agreement with Kalen Capital Corporation, a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. In connection with the Loan Agreement, the Company issued a $3,000,000 Note and Series I Warrants (see “NOTE 2 - Convertible Promissory Notes” above).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$4,421,974	$3,404,418
Capitalized research and development	993,062	836,568
Depreciation	(2,625)	(4,700)
Stock based compensation	1,276,788	1,130,104
Research and development credit carry forward	256,417	206,715
Total deferred tax assets	6,945,616	5,573,105
Less: valuation allowance	(6,945,616)	(5,573,105)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,372,511 and $1,482,268 for the years ended August 31, 2014 and 2013, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2014 available to offset future federal taxable income, if any, of $13,005,807, which will fully expire by the fiscal year ended August 31, 2034. Accordingly, there is no current tax expense for the years ended August 31, 2014 and 2013. In addition, the Company has research and development tax credit carry forwards of $256,417 at August 31, 2014, which are available to offset federal income taxes and begin to expire during the fiscal year ending August 31, 2027.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2014 and 2013.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2014 and 2013:

	2014	2013
Income tax benefit at statutory rate	$1,323,410	$1,452,66
Non-deductible meals and entertainment	(601)	(2,550)
Research and development credit	49,702	32,157
Change in valuation allowance	(1,372,511)	(1,482,268)
	$-	$-

The fiscal years 2012 through 2014 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 8 - Subsequent Events

On October 17, 2014, 3,906 Series H Warrants were exercised and 3,906 shares of common stock were issued in exchange for $3,242.

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the “2015 Loan Agreement”) with Kalen Capital Corporation (“Investor”) pursuant to which the Company and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the “Amended Note”). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of the Company’s equity securities (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; and (b) one Series L Stock Purchase Warrant for the purchase of one share of common stock (the “Series L Warrant”). The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series L Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of the Company’s common stock prior to conversion. The Series L Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

In order to induce Investor to enter into the 2015 Loan Agreement and extend the maturity date of the 2013 Note, the Company issued a Series J Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.12 and a Series K Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.20. Each of the Series J Warrant and Series K Warrant is exercisable through November 9, 2019 and contains a provision allowing the Investor to exercise the warrant on a cashless basis as further set forth therein. The number of shares issuable upon the exercise of the Series J Warrant and Series K Warrant is equal to the number of shares underlying the warrants issuable pursuant to the terms of the 2013 Loan Agreement whereby the conversion price for each unit (a unit consists of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock; and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock) is equal to $1.04, 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series J Warrant being equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant being equal to 114.6% of the unit exercise price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2014.

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

ITEM 9B. OTHER INFORMATION

  On November 10, 2014, we entered into an Amended Bridge Loan Agreement (the “2015 Loan Agreement”) with Kalen Capital Corporation (“Investor”) pursuant to which we and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the “Amended Note”). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of the Company’s equity securities (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; and (b) one Series L Stock Purchase Warrant for the purchase of one share of common stock (the “Series L Warrant”). The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of our common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series L Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of the Company’s common stock prior to conversion. The Series L Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

  In order to induce Investor to enter into the 2015 Loan Agreement and extend the maturity date of the 2013 Note, we issued a Series J Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.12 and a Series K Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.20. Each of the Series J Warrant and Series K Warrant is exercisable through November 9, 2019 and contains a provision allowing the Investor to exercise the warrant on a cashless basis as further set forth therein. The number of shares issuable upon the exercise of the Series J Warrant and Series K Warrant is equal to the number of shares underlying the warrants issuable pursuant to the terms of the 2013 Loan Agreement whereby the conversion price for each unit (a unit consists of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock; and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock) is equal to $1.04, 70% of the 20 day average closing price of our common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series J Warrant being equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant being equal to 114.6% of the unit exercise price.

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

Name	Age	Current Position With Us	Director or Officer Since
John A. Conklin	55	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010
Alastair Livesey	57	Director	September 19, 2007
Joseph Sierchio	65	Director	July 24, 2008

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

  During the fiscal year ended August 31, 2014, the Board held a total of ten meetings. All members of the Board attended at least 90% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2014.

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

Nominating Committee

  The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board should be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

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

Summary Compensation Table

  The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the “COO”) and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2014 and 2013 (the “Named Executive Officers”).

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation($) (3)	Total ($)
John A. Conklin (4)	2014	$214,325	-	$29,000	$1,862,000	$25,702	$2,137,245
President, Chief Executive Officer, Chief Financial Officer and Director	2013	$197,083	$10,000	-	$64,400	$22,655	$229,738

(1) Represents the issuance of 10,000 shares of restricted common stock, see “NOTE 3 – Common Stock and Warrants” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2) The amounts reported in the Option Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718 and do not include decreases for forfeited stock options. For information regarding significant factors, assumptions and methodologies used in calculating the fair value of stock options, see “Note 4 - Stock Options” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(3) Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

(4) Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer and entered into an Employment Agreement with him on such date. Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary and a stipend to cover medical insurance premiums. Effective January 1, 2012, Mr. Conklin’s medical stipend was increased to $1,778 per month. Effective April 1, 2012, Mr. Conklin's annual salary was increased to $190,000 and Mr. Conklin was also awarded bonuses totaling $45,000 during 2012. Effective December 15, 2012, Mr. Conklin’s medical stipend was increased to $1,925 per month and his annual salary was increased to $200,000. Mr. Conklin was awarded bonuses totaling $10,000 during 2013. On January 1, 2014, the Company and Mr. Conklin entered into a new employment agreement (the “2014 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $221,500 and a stipend of $2,214. Additionally, on January 27, 2014, pursuant to the 2014 Employment Agreement, Mr. Conklin received a grant of 700,000 stock options and forfeited 233,334 unvested performance based stock options originally granted on August 9, 2010, see “NOTE 6 – Related Party Transactions” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

On January 9, 2014, the Company granted a stock option to purchase 30,000 shares of its common stock at an exercise price of $2.90 per share, see “NOTE 6 – Related Party Transactions” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

On January 23, 2013, The Company granted Mr. Conklin a stock option to purchase 40,000 shares of our common stock at an exercise price of $1.65 per share, see “NOTE 6 – Related Party Transactions” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

Outstanding Equity Awards at Fiscal-Year End

  The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2014.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Conklin (1)	180,000	-	$1.65	8/9/2020
	40,000	-	$1.65	1/23/2023
	15,000	15,000	$2.90	1/9/2024
	50,000	650,000	$2.90	1/27/2024

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

Option Exercises and Stock Vested at Fiscal-Year End

  The following table shows the number of shares acquired by each of the Named Executive Officers during fiscal 2014 through stock option exercises and vesting of restricted stock. The table also presents the value realized upon such exercises and vesting, as calculated, in the case of stock options, based on the difference between the market price of New Energy’s common stock at exercise and the option exercise price, and as calculated, in the case of restricted stock, based on the closing share price of New Energy’s common stock on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John A. Conklin	190,000	$239,400	10,000	$29,000

Potential Payments upon Termination or Change in Control

  There are no understandings or agreements known by management at this time which would result in a change in control.

  On January 1, 2014, we entered into the 2014 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2014 Employment Agreement, Mr. Conklin will receive an annual salary of $221,500, medical insurance reimbursement stipend of $2,214 and a grant to purchase 700,000 stock options. Additionally, in the event that Mr. Conklin’s employment is terminated without cause or a result of disability, he will be entitled to receive monthly salary payments as follows: 1) eight (8) monthly payments as in effect on the date of termination if terminated on or prior to December 31, 2014; 2) ten (10) monthly payments as in effect on the date of termination if terminated after December 31, 2014 but prior to December 31, 2015; 3) twelve (12) monthly payments as in effect on the date of termination if terminated after December 31, 2015 but prior to December 31, 2016; or 4) the lesser of (y) twelve (12) monthly payments as in effect on the date of termination, or (z) the remaining number of monthly payments as in effect on the date of termination due to the Executive through the Expiration Date if this Agreement is terminated after December 31, 2016. Upon termination of the 2014 Employment Agreement no further stock options will vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the termination date and Mr. Conklin has the right to exercise the vested options within 120 days from the termination date, after which all unexercised vested options will terminate.

COMPENSATION OF DIRECTORS

  We do not pay director compensation to directors who are also our employees. Our Board determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
•	compensation should align the directors’ interests with the long-term interests of stockholders; and
•	compensation should assist with attracting and retaining qualified directors.

  For their services as directors and actual expenses incurred to attend meetings of the Board, non-employee directors received $4,250 per quarter. Directors are entitled to participate in, and have been issued options under, our 2006 Plan.

  The following table provides information as to compensation for services of the non-employee directors during the fiscal years ended August 31, 2014 and 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Alastair Livesey (3)	17,000	29,000	84,300	130,300
Joseph Sierchio (3)	17,000	29,000	84,300	130,300
Total 2014 director compensation	34,000	58,000	168,600	260,600

Alastair Livesey (4)	16,000	-	64,386	80,386
Jatinder Bhogal (4)(5)	16,000	-	64,386	80,386
Joseph Sierchio (4)	16,000	-	64,386	80,386
Javier Jimenez (6)	3,750	-	-	3,750
Peter Fusaro (7)	7,500	-	-	7,500
Total 2013 director compensation	59,250	-	193,158	252,408

(1) Represents the issuance of 10,000 shares of common stock, see “NOTE 3 – Common Stock and Warrants” to the New Energy Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2) This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see “Note 4 - Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

(3) On January 9, 2014, the Board approved, and we granted, a stock option to each of our directors to purchase 30,000 shares of our common stock at an exercise price of $2.90 per share, the fair market value of our common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 9, 2024, and vests as follows: (a) 15,000 shares vest immediately on the date of grant and (b) 15,000 shares on December 31, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

(4) On January 23, 2013, the Board approved, and we granted, a stock option to each of our directors to purchase 40,000 shares of our common stock at an exercise price of $1.65 per share, the fair market value of our common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 23, 2023, and vests as follows: (a) 20,000 shares vest immediately on the date of grant and (b) 20,000 shares on the one-year anniversary on January 23, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

(5) Mr. Bhogal resigned as a director effective as of October 31, 2013.

(6) Mr. Jimenz resigned as a director effective as of September 30, 2012.

(7) Mr. Fusaro resigned as a director effective as of December 11, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information as of November 10, 2014 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
John A. Conklin (3)	310,000	1.26
Alastair Livesey (4)	130,001	*
Joseph Sierchio (5)	138,335	*
All Directors and Officers as a Group (3 people)	578,336	2.33

5% Shareholders
Kalen Capital Corporation (6) The Kalen Capital Building 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	24,052,201	62.3
1420524 Alberta Ltd. (7) 4979 Edendale Court West Vancouver, BC	4,401,304	17.1

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

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 24,310,518 shares of common stock issued and outstanding on a fully diluted basis as of November 10, 2014. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Represents 10,000 shares, stock options to purchase 235,000 shares of our common stock which have fully vested and stock options to purchase 65,000 of our common stock which vest on December 31, 2014.

(4) Represents 10,000 shares, stock options to purchase 105,001 shares of our common stock which have fully vested and stock options to purchase 15,000 of our common stock which vest on December 31, 2014.

(5) Represents 18,334 shares, stock options to purchase 105,001 shares of our common stock which have fully vested and stock options to purchase 15,000 of our common stock which vest on December 31, 2014.

(6) KCC is a private Alberta corporation wholly owned by Mr. Harmel S. Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of the date of this prospectus, based upon the review of our transfer records and information provided by KCC as of said date and includes: (a) 9,766,940 shares owned by KCC and its wholly owned subsidiaries; (b) 921,874 shares issuable upon exercise of a Series H Warrant; (c) 921,875 shares issuable upon exercise of a Series I Warrant; (d) 3,110,378 shares issuable upon exercise of a Series J Warrant; and (e) 3,110,378 shares issuable upon exercise of a Series K Warrant. Additionally, the above assumes exercise of the 2013 Note and all interest due as of November 10, 2014, at a conversion price of $1.04, resulting in the issuance of: (i) 3,110,378 shares of common stock and (ii) a Series L Warrant exercisable for up to 3,110,378 shares of common stock. As of the date of this filing we have not received notice of KCC’s intent to convert the 2013 Note. The number of shares does not include (1) 3,101,304 shares beneficially owned by 1420524 Alberta Ltd. for the benefit of Kalen Jai Rayat. Kalen Jai Rayat is Mr. Rayat’s son (see footnote 7 for additional information), or (2) the 933,334 shares beneficially owned by 1420468 Alberta Ltd., a private Alberta corporation, wholly owned by Jasbinder Chohan, as the trustee under the TJR Family Trust dated August 28, 2008, for the benefit of Talia Jevan Rayat, Mr. Rayat’s daughter. Mr. Rayat is not a beneficiary or trustee of the aforementioned trusts and disclaims beneficial ownership of all shares owned by each of his children’s trusts.

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

  The following are related party transactions for the fiscal years ended August 31, 2014 and 2013:

  On October 7, 2013 (the “Closing Date”), we entered into a Bridge Loan Agreement (the “2013 Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “2013 Note”) due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the 2013 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the “Series J Warrant”); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the “Series K Warrant”). The conversion price for each Unit is the lesser of (i) $1.37, with the exercise price of each Series J Warrant set at $1.47 and the exercise price of each Series K Warrant set at $1.57; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series J Warrant included in the Units issued upon conversion being equal to 107.3% of the unit exercise price and the exercise price of each Series K Warrant included in the Units issued upon conversion being equal to 114.6% of the unit exercise price.

  The law firm of Sierchio & Company, LLP (“S&C”), of which Joseph Sierchio, one of our directors, is a principal, has provided counsel to us since our inception. In July 2008, we asked Mr. Sierchio to join our Board. During the years ended August 31, 2014 and 2013, S&C provided $137,814 and $128,924, respectively, of legal services. At August 31, 2014, we owed S&C approximately $24,692 which is included in accounts payable.

  For related party transactions that do not exceed $120,000 please see “Note 6 - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

  Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2014. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

  The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2014 and 2013:

	Year Ended August 31,
	2014	2013
Audit fees	$19,373	$25,749
Audit-related fees	3,521	3,939
Tax fees	2,500	3,950
Total fees	$25,394	$33,638

Audit Fees

  Audit fees for the years ended August 31, 2014 and 2013, totaled $19,373 and $25,749, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2014 and 2013.

Audit-Related Fees

  Audit-related fees for the years ended August 31, 2014 and 2013, totaled $3,521 and $3,939, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

  Tax fees for the years ended August 31, 2014 and 2013, totaled $2,500 and $3,950, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

  There were no other fees billed by Peterson Sullivan for the years ended August 31, 2014 and 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of August 31, 2014 and 2013;
•	Consolidated Statements of Operations for the years ended August 31, 2014 and 2013;
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2014 and 2013;
•	Consolidated Statements of Cash Flows for the years ended August 31, 2014 and 2013; and
•	Notes to Consolidated Financial Statements

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

New Energy Technologies, Inc. (Registrant)

November 14, 2014	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer, Chief Financial Officer and Director	November 14, 2014
John A. Conklin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Alastair Livesey	Director	November 14, 2014
Alastair Livesey

/s/ Joseph Sierchio	Director	November 14, 2014
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by New Energy Technologies, Inc. on April 16, 2010)

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

____________

* Filed herewith.

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

