Form 10-Q
period 2014-11-30
NEW ENERGY TECHNOLOGIES, INC.
filed 2015-01-14
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,910,518 shares of common stock, par value $0.001, were outstanding on January 12, 2015.

NEW ENERGY TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NEW ENERGY TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2014 AND AUGUST 31, 2014

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$255,966	$785,237
Deferred research and development costs	150,000	150,000
Prepaid expenses and other current assets	22,255	14,257
Total current assets	428,221	949,494

Equipment, net of accumulated depreciation of $19,959 and $18,128, respectively	36,974	24,597
Total assets	$465,195	$974,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$220,067	$144,239
Interest payable	248,878	193,151
Convertible promissory note, net of discount of $2,855,770 and $2,313,680, respectively	144,230	686,320
Total current liabilities	613,175	1,023,710

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,310,518 and 24,306,612 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	24,310	24,306
Additional paid-in capital	24,033,229	20,872,345
Retained earnings (deficit)	(24,205,519)	(20,946,270)
Total stockholders' equity (deficit)	(147,980)	(49,619)
Total liabilities and stockholders' equity (deficit)	$465,195	$974,091

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three Months Ended November 30,
	2014	2013

Revenue	$-	$-

Operating expense
Selling, general and administrative	566,291	576,011
Research and development	179,321	162,483
Total operating expense	745,612	738,494

Loss from operations	(745,612)	(738,494)

Other income (expense)
Interest expense	(55,727)	(31,068)
Interest expense - accretion of debt discount	(2,457,910)	(8)
Total other income (expense)	(2,513,637)	(31,076)

Net loss	$(3,259,249)	$(769,570)

Basic and Diluted Loss per Common Share	$(0.13)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	24,308,495	24,210,799

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND YEAR ENDED AUGUST 31, 2014

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, August 31, 2013	24,194,713	24,194	17,441,034	(17,053,889)	411,339

Stock based compensation related to restricted stock issuance	30,000	30	86,970	-	87,000
Stock based compensation due to common stock purchase options	-	-	701,396	-	701,396
Reversal of stock based compensation due to forfeiture of stock options	-	-	(356,973)	-	(356,973)
Exercise of stock options	81,899	82	(82)	-	-
Discount on convertible promissory note due to detachable warrants	-	-	1,137,149	-	1,137,149
Discount on convertible promissory note due to beneficial conversion feature	-	-	1,862,851	-	1,862,851
Net loss for the year ended August 31, 2014	-	-	-	(3,892,381)	(3,892,381)
Balance, August 31, 2014	24,306,612	24,306	20,872,345	(20,946,270)	(49,619)

Stock based compensation due to common stock purchase options	-	-	157,646	-	157,646
Exercise of Series H warrants	3,906	4	3,238	-	3,242
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	3,000,000
Net loss for the three months ended November 30, 2014	-	-	-	(3,259,249)	(3,259,249)
Balance, November 30, 2014	24,310,518	$24,310	$24,033,229	$(24,205,519)	$(147,980)

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three Months Ended November 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,259,249)	$769,570
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,831	1,420
Stock based compensation expense	157,646	40,016
Reversal of stock based compensation expense due to forfeiture of stock options	-	(32,192)
Accretion of debt discount	2,457,910	8
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(7,998)	8,129
Increase (decrease) in accounts payable	75,828	191,742
Increase (decrease) in accrued liabilities	55,727	31,068
Net cash used in operating activities	(518,305)	1,009,761

Cash flows from investing activity
Purchase of equipment	(14,208)	-
Net cash used in investing activity	(14,208)	-

Cash flows from financing activities
Proceeds from the exercise of warrants	3,242	-
Proceeds from promissory notes	-	3,000,000
Net cash provided by financing activities	3,242	3,000,000

Increase (decrease) in cash and cash equivalents	(529,271)	4,009,761

Cash and cash equivalents at beginning of period	785,237	347,493

Cash and cash equivalents at end of period	$255,966	$4,357,254

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$3,000,000	$1,137,149
Debt discount recorded for beneficial conversion feature	$-	$1,862,851

(The accompanying notes are an integral part of these consolidated financial statements)

NEW ENERGY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of New Energy Technologies, Inc. as of November 30, 2014, and for the three months ended November 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2014, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company is a renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. The Company’s proprietary, patent-pending technologies and products are the subjects of one hundred and one (101) patent-filings, and have been invented, designed, engineered, and prototyped in preparation for further field testing, product development and eventual commercial deployment.

The Company’s SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic solar cells. The Company’s SolarWindow™ technology is the subject of forty-two (42) patent filings. Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The Company’s MotionPower™ technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. The Company’s MotionPower™ technology is the subject of fifty-nine (59) patent filings.

The Company’s product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

The Company continues to assess the ongoing development and value propositions of its novel SolarWindow™ and MotionPower™ technologies. This assessment assists with strategically focusing on specific technology development which best delivers significant long-term commercial competitive advantages.

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

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the consolidated financial statements as those of a development stage entity. The amendments are effective for the Company’s consolidated financial statements beginning as of August 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period. The Company has adopted the amendments and no longer presents inception-to-date information in the consolidated statements of operations, stockholders’ equity, and cash flows. In addition, the consolidated financial statements will no longer be labeled as those of a development stage entity.

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $24,205,519 as of November 30, 2014, and does not have positive cash flow from operating activities. Included in the deficit are non-cash expenses totaling $8,353,668 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discounts. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended August 31, 2014, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue operations as a going concern. Because the Company has not generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of November 30, 2014, the Company had cash of $255,966. On December 3, 2014, subsequent to its quarter end, the Company received $498,000 as a result of the exercise of 600,000 Series H Warrants. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through February 2015.

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

NOTE 2 – Convertible Promissory Note

On October 7, 2013 (the “Closing Date”), the Company entered into a Bridge Loan Agreement (the “2013 Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “2013 Note”) due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period on five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the 2013 Loan Agreement, the Investor may have elected, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the “Series J Warrant”); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the “Series K Warrant”).

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the “2015 Loan Agreement”) with Investor pursuant to which the Company and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the “Amended Note”). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of the Company’s equity securities (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; and (b) one Series L Stock Purchase Warrant for the purchase of one share of common stock (the “Series L Warrant”). The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series L Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of the Company’s common stock prior to conversion. The Series L Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

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

For accounting purposes, the modification to the 2013 Loan Agreement did not result in a gain or loss, as an extinguishment under accounting principles generally accepted in the United States, due to the related party nature of the transaction. As described above, the Amended Bridge Loan Agreement resulted in the issuance of a Series J Warrant and a Series K Warrant. Prior to the Amended Bridge Loan Agreement, the Series J and Series K Warrants were to be issued to the Investor only upon the Investor’s election to convert the 2013 Note (according to the original terms of the 2013 note). Also as a result of the Amended Bridge Loan Agreement, the principal amount of the Amended Note and accrued interest thereon is convertible into Units. As such, the fair value of the Series L Warrant, representing the value exchanged for the modification of the conversion option associated with the 2013 Loan Agreement, was recognized as a discount to the Amended Note with a corresponding increase in additional paid-in capital. The fair value of the Series L Warrant was $1.16. The fair value of the Series L Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.28 per share; estimated volatility - 138%; risk free interest rate - 1.57%; expected dividend rate - 0% and expected life - 5 years. Based on the terms of the Amended Note, 3,142,359 Series L warrants were issuable on November 10, 2014 with a fair value of $3,645,137 (3,142,359 Series L warrants x $1.16 per share). As a result of the debt discount exceeding the principal amount of the Amended Note, on November 10, 2014, the Company recorded a debt discount of $3,000,000 which is being accreted over the term of the Amended Note using the effective interest method.

Together with the 2013 Loan Agreement, the Company entered into (a) a Lock-Up Agreement whereby the Investor agreed not to sell any shares of common stock owned by the Investor, including any shares issued upon conversion of the Note or upon exercise of any warrants held by Investor, whether issued pursuant to this 2013 Loan Agreement or otherwise, for a period of one (1) year from the Closing Date (as defined in the 2013 Loan Agreement) and (b) a Registration Rights Agreement that requires the Company to prepare and file a registration statement on Form S-1 no later than the 90th day prior to the expiration of the Lock-Up Agreement covering the resale of all shares of common stock issuable upon conversion of any portion of the 2013 Note and the shares of common stock issuable upon exercise of the Series I, Series J and Series K Warrants. The Lock-Up Agreement expired on October 6, 2014.

During the three months ended November 30, 2014 and 2013, the Company recognized $55,727 and $31,068, respectively, of interest expense related to the 2013 Note and related amendment. During the three months ended November 30, 2014, the Company recognized $2,457,910 of interest expense related to debt discount accretion, which includes $2,313,680 of accretion related to the debt discount originally recorded on the 2013 Note and $144,230 related to the Series L Warrants issuable pursuant to the 2015 Loan Agreement. The remaining debt discount related to the Series L Warrants and totaling $2,855,770 will be amortized through December 31, 2015 with $649,038 amortized during the quarter ended February 28, 2015, $663,462 amortized during the quarter ended May 31, 2015, $663,462 amortized during the quarter ended August 31, 2015, $656,250 amortized during the quarter ended November 30, 2015 and $223,558 amortized during the quarter ended February 29, 2016.

NOTE 3 – Common Stock and Warrants

Common Stock

At November 30, 2014, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, with 24,310,518 shares of common stock outstanding and 3,359,163 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 4 - Stock Options”).

During the three months ended November 30, 2014, the Company issued 3,906 shares of common stock as a result of the exercise of a Series H Warrant for which the Company received $3,242.

During the year ended August 31, 2014, the Company had the following common stock related transactions:

•

On November 11, 2013 and November 13, 2013, the Company issued pursuant to the Plan a total of 81,899 shares of unrestricted common stock as a result of the cashless exercise of a stock option resulting in the issuance of 190,000 shares of common stock.

•

On January 28, 2014, the Company issued 10,000 shares of common stock to each of the Company’s three directors pursuant to the 2006 Plan (30,000 shares total) valued at $2.90 per share, the closing price of the Company’s common stock on the day the stock was issued (See “NOTE 6 - Related Party Transactions” below for additional information).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2014 and August 31, 2014 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	November 30, 2014	August 31, 2014	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,751,220	1,755,126	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	October 7, 2018
Series J	3,110,378	-	$1.12	November 9, 2019
Series K	3,110,378	-	$1.20	November 9, 2019
Total	9,518,851	3,302,001

The Series G Warrant was issued on April 17, 2012, as a condition to the Investor entering into the 2012 Loan Agreement. A Series H Warrant to purchase 825,435 shares was issued in connection with the 2012 Loan conversion. Series H Warrants to purchase 925,785 shares were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. In addition, there are a total of 3,248,878 shares issuable upon issuance of a Series L Warrant issuable as described above. Additional disclosure related to the warrants is more fully described above under “NOTE 2 - Convertible Promissory Notes.”

During the three months ended November 30, 2014, the Company received $3,242 upon the exercise of a Series H Warrant for 3,906 shares. No warrant exercises occurred during the three months ended November 30, 2013.

NOTE 4 – Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,359,163 remain available for grant and 326,667 issued pursuant to the exercise of vested options as of November 30, 2014. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

Year Ended August 31, 2014
Expected dividend yield	–
Expected stock price volatility	154.0% – 154.5%
Risk-free interest rate	2.21% – 2.41%
Expected term (in years)	7.67
Exercise price	$2.90
Weighted-average grant date fair-value	$2.68

A summary of the Company’s stock option activity for the three months ended November 30, 2014 and the year ended August 31, 2014 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2013	970,838	2.03
Grants	805,000	2.90
Exercises	(190,000)	1.65
Forfeitures	(260,001)	1.69
Outstanding at August 31, 2014	1,325,837	2.68
Forfeitures	(11,667)	6.51
Outstanding at November 30, 2014	1,314,170	2.64	7.72 years	$15,600
Exercisable at November 30, 2014	609,670	2.35	6.06 years	$15,600
Available for grant at November 30, 2014	3,359,163

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2014. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.44 on November 30, 2014 and 65,001 outstanding options have an exercise price below $1.44 per share, as of November 30, 2014, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three months ended November 30, 2014 and 2013:

	Three Months Ended
	November 30,
	2014	2013
Stock Compensation Expense:
SG&A - expense	$157,646	$7,824
Net stock compensation cost	$157,646	$7,824

As of November 30, 2014, the Company had $542,117 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.25 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2014:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.80	15,000	8.06	$0.80	15,000	8.06	$0.80
1.32	50,001	0.04	1.32	50,001	0.04	1.32
1.65	320,000	5.41	1.65	320,000	7.59	1.65
2.30	2,500	7.41	2.30	2,500	7.41	2.30
2.50	10,000	6.35	2.50	8,000	6.35	2.50
2.55	33,334	3.78	2.55	33,334	3.78	2.55
2.90	805,000	9.16	2.90	102,500	9.14	2.90
3.27	11,667	0.03	3.27	11,667	0.03	3.27
4.98	16,667	3.28	4.98	16,667	3.28	4.98
5.94	50,001	6.07	5.94	50,001	6.07	5.94
Total	1,314,170	7.72	$2.64	609,670	6.06	$2.35

NOTE 5 – Net Loss Per Share

During the three months ended November 30, 2014 and 2013, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2014 and 2013:

	Three Months Ended
	November 30,
	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,259,249)	$(769,570)
Denominator:
Weighted average number of common shares outstanding	24,308,495	24,210,799
Basic and diluted EPS	$(0.13)	$(0.03)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt	3,248,878	2,624,651
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)	3,248,878	5,249,303
Warrants	9,518,851	3,302,001
Stock options	1,314,170	1,325,837
Total shares not included in the computation of diluted losses per share	17,330,777	12,501,792

NOTE 6 – Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $4,250 per quarter. New Board member compensation is pro rated in their first quarter. During the three months ended November 30, 2014 and 2013, the Company incurred $8,500 and $12,750, respectively in cash based Board compensation.

The Company grants stock options and common stock for services rendered by certain individuals, including the Company’s non-employee directors and sole officer, Mr. Conklin. No stock based compensation was granted to these individuals during the three months ended November 30, 2014.

During the three months ended November 30, 2014 and 2013 the Company recognized net compensation expense related to stock options and stock issued to the Company’s non-employee directors and executive of $5,675 and $152,083, respectively. These amounts include the reversal of compensation expense due to pre-vesting forfeitures, if any.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the three months ended November 30, 2014 and 2013, the law firm of Sierchio & Company, LLP provided $48,910 and $37,640, respectively, of legal services. At November 30, 2014, the Company owed Sierchio & Company, LLP $29,215 which is included in accounts payable.

On October 7, 2013, the Company entered into the 2013 Loan Agreement with Investor and on November 10, 2014, the Company and Investor entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note’s maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock (see “NOTE 2 - Convertible Promissory Note” above).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 – Subsequent Events

On December 3, 2014, 1420524 Alberta Ltd. exercised a Series H Warrant to purchase 600,000 shares of our common stock at an exercise price of $0.83 per share resulting in $498,000 of proceeds to the Company.

On December 15, 2014, the Board of Directors issued 20,000 shares (the “Shares”) of common stock to each of the Company’s three directors (60,000 shares total) valued at $1.40 per share, the closing price of the Company’s common stock on the day the stock was issued. Together with the issuance, the Company and each director entered into a Lock-Up Agreement whereby each director agreed not to sell more than 25% of their Shares, for a period of one (1) year.

On December 15, 2014, the Company granted two stock options to purchase up to 15,000 (a 10,000 and 5,000 option grant, respectively) shares of the Company’s common stock at an exercise price of $1.40 per share, the fair market value of the Company’s common stock on the date of grant, to two employees as partial compensation for services. The stock options expire ten years from the date of grant, on December 15, 2024 and vest as follows: (a) 7,500 shares vest immediately on the date of grant, and (b) 7,500 shares on December 15, 2015. The stock option is further subject to the terms and conditions of a stock option agreement between the Company and the employee. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that employee ceases to be one of the Company’s employees. Upon termination of such service, the employee will have two years to exercise vested stock options, if any. The grant date fair value of the stock option granted was $19,890, or $1.326 per option, estimated using the Black-Scholes model containing the following assumptions: Exercise price / spot price of $1.40 per share, dividend yield of 0%, volatility of 137.5%, risk-free rate of 1.90%, and a term of 7.67 years.

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

Overview

We are a pre-revenue renewable and alternative energy company developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. Our proprietary, patent-pending technologies are collectively the subject of one hundred and one (101) patent filings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells applied to glass and plastics. Our SolarWindow™ technology is the subject of forty-two (42) patent filings. Our MotionPower™ technology harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

Our product development programs involve ongoing research and development (“R&D”) efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

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

We cannot accurately predict the amount of funding or the time required to successfully commercialize either the SolarWindow™ or the MotionPower™ technology. The actual cost and time required to commercialize these technologies may vary significantly depending on, among other things, the results of our R&D efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our R&D programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of November 30, 2014, we had negative working capital of $184,954 and cash of $255,966. On December 3, 2014, subsequent to our quarter end, the Company received $498,000 as a result of the exercise of 600,000 Series H Warrants. Based upon our current level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through February 2015. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 5, 2011, we entered into a letter agreement pursuant to which we agreed to reimburse USF for filing fees associated with USF’s patent applications (the “Applications”) for certain identified technologies (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, we committed to reimburse USF for all documented, out-of-pocket costs directly related to the filing and maintenance of the Applications. In return, USF granted us the exclusive right to negotiate a definitive option or license agreement with USF for the technologies underlying the Applications for a period of time after USF files a patent for an identified technology (the “Negotiation Period”). Should the Negotiation Period expire without us entering into an agreement with USF, the Company may extend the Negotiation Period for an additional period of time by paying USF a one-time payment of a specified sum. If after this additional time we fail to enter into an agreement with USF, USF is free to enter into negotiations and license the underlying technologies to a third-party. The USF Research Foundation, Inc. granted the lead USF research scientist authorization to enter into discussions with us to extend the date of the Sponsored Research Agreement. We mutually agreed with USF to terminate the sponsored research on February 23, 2013, as the scope of work of the sponsored research was substantially completed. We are in the process of negotiating terms to a new world-wide licensing agreement for completed research and related patent filings.

Results of Operations

Three Months Ended November 30, 2014 Compared with the Three Months Ended November 30, 2013

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2014 and 2013 follows:

	Three Months ended November 30,		Increase/	Percentage
	2014	2013	(Decrease)	Change
Operating expense
Selling, general and administrative	$408,645	$568,187	$(159,542)	-28
Research and development	179,321	162,483	16,838	10
Stock compensation	157,646	7,824	149,822	1,915
Total operating expense	$745,612	$738,494	$7,118	1

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than R&D related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The decrease is primarily due to a decrease in costs related to fees paid to publicize our SolarWindow™ and MotionPower™ technologies within the industry and investor community offset by increases in patent related fees.

Research and Development

R&D costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future R&D activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three months ended November 30, 2014 compared to the three months ended November 30, 2013, as a result of increasing SolarWindow™ R&D activities.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense increased during the three months ended November 30, 2014 compared to the three months ended November 30, 2013 primarily due to the grant of 805,000 stock options in mid fiscal year 2014 compared to 177,500 stock option grants in mid fiscal year 2013 resulting in less amortization during the three months ended November 30, 2013 compared to the three months ended November 30, 2014.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2014 and 2013 follows:

	November 30, 2014	November 30, 2013	Change
Other income (expense)
Interest expense	$(55,727)	$(31,068)	$24,659
Interest expense - accretion of debt discount	(2,457,910)	(8)	2,457,902
Total other income (expense)	$(2,513,637)	$(31,076)	$2,482,561

Interest Expense

“Interest expense” relates to the stated interest of our convertible promissory notes. “Interest expense - accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in our notes calculated according to the effective interest method. The amounts under each column relate to the 2013 Note. See “NOTE 2 – Convertible Promissory Note” to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have an accumulated deficit of $24,205,519 through November 30, 2014. Included in the deficit are non-cash expenses totaling $8,353,668 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our OPV and energy harvesting technologies and expand.

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

Our principal source of liquidity is cash in the bank. At November 30, 2014, we had a cash and cash equivalent balance of $255,966. On December 3, 2014, subsequent to our quarter end, we received $498,000 as a result of the exercise of a Series H Warrant for 600,000 shares of common stock. We have financed our operations primarily from the sale of equity securities as follows:

•	$1,200,000 received in 2013 from the consummation of a self-directed registered offering of common stock and Series H Warrants on February 1, 2013; and
•	$3,000,000 received on October 7, 2013 from the issuance of an unsecured, convertible promissory note bearing an annual interest rate of 7% (the “2013 Note”) in that amount.

Net cash used in operating activities was $518,305 for the three months ended November 30, 2014, compared to net cash used in operating activities of $529,379 for the three months ended November 30, 2013.

Net cash used in investing activities was $14,208 for the three months ended November 30, 2014, compared to net cash used in investing activities of $0 for the three months ended November 30, 2013. The increase in cash used in investing activities reflects increases in amounts paid for R&D equipment.

Net cash provided by financing activities was $3,242 for the three months ended November 30, 2014, compared to $3,000,000 for the three months ended November 30, 2013. Cash provided by financing activities in 2014 was from the exercise of 3,906 Series H Warrants compared to the 2013 proceeds from the 2013 Note.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2014, we have lease payments of $1,150 each month under our month-to-month corporate and other office operating leases. In addition, we have future payments totaling $6,500 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

New Energy Technologies, Inc. (Registrant)

Date: January 14, 2015	By:	/s/ John A. Conklin
John A. Conklin
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

22