Form 10-Q
period 2015-02-28
SolarWindow Technologies, Inc.
filed 2015-04-14
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10632 Little Patuxent Parkway, Suite 406
Columbia, Maryland	21044
(Address of principal executive offices)	(Zip Code)

(800) 213-0689

(Registrant’s telephone number, including area code)

NewEnergy Technologies, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,424,305 shares of common stock, par value $0.001, were outstanding on April 13, 2015.

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

FORM 10-Q

For the Quarterly Period Ended February 28, 2015

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2015 AND AUGUST 31, 2014

	February 28,	August 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$167,068	$785,237
Deferred research and development costs	150,000	150,000
Prepaid expenses and other current assets	29,022	14,257
Total current assets	346,090	949,494

Equipment, net of accumulated depreciation of $22,318 and $18,128, respectively	35,967	24,597
Total assets	$382,057	$974,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$249,452	$144,239
Interest payable	304,955	193,151
Convertible promissory note, net of discount of $2,206,732 and $2,313,680, respectively	793,268	686,320
Total current liabilities	1,347,675	1,023,710

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 24,970,518 and 24,306,612 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	24,970	24,306
Additional paid-in capital	24,735,877	20,872,345
Retained earnings (deficit)	(25,726,465)	(20,946,270)
Total stockholders' equity (deficit)	(965,618)	(49,619)
Total liabilities and stockholders' equity (deficit)	$382,057	$974,091

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	662,473	508,581	1,221,950	1,084,592
Research and development	153,359	137,779	339,493	300,262
Total operating expense	815,832	646,360	1,561,443	1,384,854

Loss from operations	(815,832)	(646,360)	(1,561,443)	(1,384,854)

Other income (expense)
Interest expense	(56,077)	(52,317)	(111,804)	(83,386)
Interest expense - accretion of debt discount	(649,038)	(356)	(3,106,948)	(364)
Total other income (expense)	(705,115)	(52,673)	(3,218,752)	(83,750)

Net loss	$(1,520,947)	$(699,033)	$(4,780,195)	$(1,468,604)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.03)	$(0.19)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	24,931,888	24,923,050	24,620,165	24,251,364

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND YEAR ENDED AUGUST 31, 2014

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, August 31, 2013	24,194,713	$24,194	$17,441,034	$(17,053,889)	$411,339

Stock based compensation related to restricted stock issuance	30,000	30	86,970	-	87,000
Stock based compensation due to common stock purchase options	-	-	701,396	-	701,396
Reversal of stock based compensation due to forfeiture of stock options	-	-	(356,973)	-	(356,973)
Exercise of stock options	81,899	82	(82)	-	-
Discount on convertible promissory note due to detachable warrants	-	-	1,137,149	-	1,137,149
Discount on convertible promissory note due to beneficial conversion feature	-	-	1,862,851	-	1,862,851
Net loss for the year ended August 31, 2014	-	-	-	(3,892,381)	(3,892,381)
Balance, August 31, 2014	24,306,612	24,306	20,872,345	(20,946,270)	(49,619)

Stock based compensation related to restricted stock issuance	60,000	60	83,940	-	84,000
Stock based compensation due to common stock purchase options	-	-	278,954	-	278,954
Exercise of Series H warrants	603,906	604	500,638	-	501,242
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	3,000,000
Net loss for the six months ended February 28, 2015	-	-	-	(4,780,195)	(4,780,195)
Balance, February 28, 2015	24,970,518	$24,970	$24,735,877	$(25,726,465)	$(965,618)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Six Months Ended February 28,
	2015	2014
Cash flows from operating activities
Net loss	$(4,780,195)	$(1,468,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,190	2,893
Stock based compensation expense	362,954	366,572
Reversal of stock based compensation expense due to forfeiture of stock options	-	(356,972)
Accretion of debt discount	3,106,948	364
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(14,765)	8,479
Increase (decrease) in accounts payable	105,213	42,988
Increase (decrease) in accrued liabilities	111,804	83,386
Net cash used in operating activities	(1,103,851)	(1,320,894)

Cash flows from investing activity
Purchase of equipment	(15,560)	(1,942)
Net cash used in investing activity	(15,560)	(1,942)

Cash flows from financing activities
Proceeds from the issuance of common stock, exercise of warrants and stock options, net	501,242	-
Proceeds from promissory notes	-	3,000,000
Net cash provided by financing activities	501,242	3,000,000

Increase (decrease) in cash and cash equivalents	(618,169)	1,677,164

Cash and cash equivalents at beginning of period	785,237	347,493

Cash and cash equivalents at end of period	$167,068	$2,024,657

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$3,000,000	$1,137,149
Debt discount recorded for beneficial conversion feature	$-	$1,862,851

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. as of February 28, 2015, and for the three and six months ended February 28, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Sungen Energy, Inc. (“Sungen”), Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2014, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

SolarWindow Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”).

KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC.

New Energy Solar was incorporated on February 9, 2009, in the State of Florida and entered into agreements with The University of South Florida Research Foundation (“USF”) to sponsor research related to the Company’s SolarWindow™ technology. On February 18, 2015, the Company terminated the license agreement entered into with USF which originated on June 21, 2010.

On March 16, 2011, pursuant to a consent signed by the Company’s shareholders owning a majority of the Company’s then issued and outstanding shares of common stock, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

The Company has been developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™.

The Company’s SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic solar cells. The Company’s SolarWindow™ transparent electricity generating coatings are the subject of patent pending technologies. Initially being developed for application on glass surfaces, SolarWindow™ coatings could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The Company’s MotionPower™ technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. The Company’s MotionPower™ technology is the subject of fifty-nine (59) patent filings.

The Company’s SolarWindow™ product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its financial statements.

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $25,726,465 as of February 28, 2015, and does not have positive cash flow from operating activities. Included in the deficit are non-cash expenses totaling $9,208,014 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discounts. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As of February 28, 2015, the Company had cash of $167,068. On March 4, 2015, subsequent to its quarter end, the Company entered into a bridge loan agreement pursuant to which the Company borrowed $600,000. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through June 2015.

If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, sell rights to its SolarWindow™ technology and/or MotionPowerTM technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

NOTE 2 - Convertible Promissory Note

On October 7, 2013 (the “Closing Date”), the Company entered into a Bridge Loan Agreement (the “2013 Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of the Company’s issued and outstanding shares of common stock. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “2013 Note”) due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) allowing the holder to purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period of five (5) years. The Series I Warrant is exercisable on a “cashless basis.” According to the original terms of the 2013 Loan Agreement, the Investor may have elected, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the “Series J Warrant”); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the “Series K Warrant”).

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

For accounting purposes, the modification to the 2013 Loan Agreement did not result in a gain or loss, as an extinguishment under accounting principles generally accepted in the United States, due to the related party nature of the transaction. As described above, the Amended Bridge Loan Agreement resulted in the issuance of a Series J Warrant and a Series K Warrant. Prior to the Amended Bridge Loan Agreement, the Series J and Series K Warrants were to be issued to the Investor only upon the Investor’s election to convert the 2013 Note (according to the original terms of the 2013 note). Also as a result of the Amended Bridge Loan Agreement, the principal amount of the Amended Note and accrued interest thereon is convertible into Units. As such, the fair value of the Series L Warrant, representing the value exchanged for the modification of the conversion option associated with the 2013 Loan Agreement, was recognized as a discount to the Amended Note with a corresponding increase in additional paid-in capital. The fair value of the Series L Warrant was $1.16. The fair value of the Series L Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.28 per share; estimated volatility - 138%; risk free interest rate - 1.57%; expected dividend rate - 0% and expected life - 5 years. Based on the terms of the Amended Note, 3,142,359 Series L warrants were issuable on November 10, 2014 with a fair value of $3,645,137 (3,142,359 Series L warrants x $1.16 per share). The debt discount is limited to the face value of the Amended Note. As a result, on November 10, 2014, the Company recorded a debt discount of $3,000,000 which is being accreted over the term of the Amended Note using the effective interest method.

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

Interest expense related to the 2013 Loan Agreement as amended amounted to $56,077 and $111,804 during the three and six months ended February 28, 2015. Interest expense related to the 2013 Loan as amended amounted to $52,317 and $83,386 during the three and six months ended February 28, 2014. Interest expense from the accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $649,038 and $3,106,948 during the three and six months ended February 28, 2015. Interest expense from the accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $356 and $364 during the three and six months ended February 28, 2014. The remaining debt discount related to the Series L Warrants and totaling $2,206,732 will be amortized through December 31, 2015 with $663,462 amortized during the quarter ended May 31, 2015, $663,462 amortized during the quarter ended August 31, 2015, $656,250 amortized during the quarter ended November 30, 2015 and $223,558 amortized during the quarter ended February 29, 2016.

NOTE 3 – Common Stock and Warrants

Common Stock

At February 28, 2015, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 24,970,518 shares of common stock outstanding and 3,315,831 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 4 - Stock Options”).

During the six months ended February 28, 2015, the Company had the following common stock related transactions:

•	The Company issued 603,906 shares of common stock as a result of the exercise of Series H Warrants for which the Company received $501,242.

•

On January 26, 2015, the Company issued 20,000 shares of common stock to each of the Company’s three directors pursuant to the 2006 Plan (60,000 shares total) valued at $1.40 per share, the closing price of the Company’s common stock on the day the stock was granted (See “NOTE 6 - Related Party Transactions” below for additional information).

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2015 and August 31, 2014 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	February 28, 2015	August 31, 2014	Exercise Price	Expiration
Series G	625,000	625,000	$0.64	April 17, 2015
Series H	1,151,220	1,755,126	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	October 7, 2018
Series J	3,110,378	-	$1.12	November 9, 2019
Series K	3,110,378	-	$1.20	November 9, 2019
Total	8,918,851	3,302,001

The Series G Warrant was issued on April 17, 2012, as a condition to the Investor entering into a $1 million loan agreement during 2012 (the “2012 Loan”). A Series H Warrant to purchase 825,435 shares was issued in connection with the 2012 Loan conversion. Series H Warrants to purchase 925,785 shares were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. In addition, there are a total of 3,248,878 shares issuable upon issuance of a Series L Warrant issuable as described above. Additional disclosure related to the warrants is more fully described above under “NOTE 2 - Convertible Promissory Notes.”

During the six months ended February 28, 2015, the Company received $501,242 upon the exercise of Series H Warrants for 603,906 shares. No warrant exercises occurred during the six months ended February 28, 2014.

NOTE 4 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,315,831 remain available for grant and 326,667 were issued pursuant to the exercise of vested options as of February 28, 2015. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six Months Ended February 28, 2015	Year Ended August 31, 2014
Expected dividend yield	-	–
Expected stock price volatility	137.5%	154.0% – 154.5%
Risk-free interest rate	1.90%	2.21% – 2.41%
Expected term (in years)	7.67	7.67
Exercise price	$1.40	$2.90
Weighted-average grant date fair-value	$1.33	$2.68

A summary of the Company’s stock option activity for the six months ended February 28, 2015 and the year ended August 31, 2014 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2013	970,838	2.03
Grants	805,000	2.90
Exercises	(190,000)	1.65
Forfeitures	(260,001)	1.69
Outstanding at August 31, 2014	1,325,837	2.68
Grants	15,000	1.40
Forfeitures	(73,335)	2.46
Outstanding at February 28, 2015	1,267,502	2.68	7.87 years	$12,300
Exercisable at February 28, 2015	658,002	2.49	6.90 years	$11,475
Available for grant at February 28, 2015	3,315,831

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2015. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.51 on February 28, 2015 and 30,000 outstanding options have an exercise price below $1.51 per share, as of February 28, 2015, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Stock Compensation Expense:
SG&A - expense	$111,850	$239,556	$265,983	$279,572
SG&A - income due to forfeitures	-	(324,781)	-	(356,973)
R&D Expense	9,458	-	12,971	-
Net stock compensation cost	$121,308	$(85,225)	$278,954	$(77,401)

As of February 28, 2015, the Company had $440,698 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.0 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.80	15,000	7.81	$0.80	15,000	7.81	$0.80
1.40	15,000	9.80	1.40	7,500	9.80	1.40
1.65	320,000	4.55	1.65	320,000	6.52	1.65
2.30	2,500	7.16	2.30	2,500	7.16	2.30
2.50	10,000	6.10	2.50	8,000	6.10	2.50
2.55	33,334	3.53	2.55	33,334	3.53	2.55
2.90	805,000	8.91	2.90	205,000	8.89	2.90
4.98	16,667	3.03	4.98	16,667	3.03	4.98
5.94	50,001	5.82	5.94	50,001	5.82	5.94
Total	1,267,502	7.87	$2.68	658,002	6.90	$2.49

NOTE 5 - Net Loss Per Share

During the three and six months ended February 28, 2015 and 2014, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2015 and 2014:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,520,947)	$(699,033)	$(4,780,195)	$(1,468,604)
Denominator:
Weighted average number of common shares outstanding	24,931,888	24,923,050	24,620,165	24,251,364
Basic and diluted EPS	$(0.06)	$(0.03)	$(0.19)	$(0.06)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt	3,240,151	2,296,002	3,240,151	2,296,002
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)	3,240,151	4,592,004	3,240,151	4,592,004
Warrants	8,918,851	3,302,001	8,918,851	3,302,001
Stock options	1,267,502	1,325,837	1,267,502	1,325,837
Total shares not included in the computation of diluted losses per share	16,666,656	11,515,844	16,666,656	11,515,844

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

For services rendered in the capacity of a Board member, non-employee Board members received $4,250 per quarter. New Board member compensation is pro rated in their first quarter. During the three and six months ended February 28, 2015, the Company incurred $8,500 and $17,000, respectively in cash based Board compensation. During the three and six months ended February 28, 2014, the Company incurred $8,500 and $21,250, respectively in cash based Board compensation.

The Company grants stock options and common stock for services rendered by certain individuals, including the Company’s non-employee directors and sole officer, Mr. Conklin. During the six months ended February 28, 2015, the Company's three directors each received 20,000 shares of restricted common stock valued at $1.40 per share, the fair market value of the Company’s common stock on the date of grant on December 15, 2014. In total, during the three and six months ended February 28, 2015, the Company recognized net compensation expense related to stock options and restricted stock issued to our non-employee directors and executive of $190,827 and $342,910, respectively. During the three and six months ended February 28, 2014 the Company recognized net compensation income due to the reversal of compensation expense for pre-vesting forfeitures to stock options off set by expense related to restricted stock issued to our non-employee directors and executive of $23,499 and $25,872, respectively.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. In July 2008, the Company asked Mr. Sierchio to join the Company’s Board. During the three and six months ended February 28, 2015, the law firm of Sierchio & Company, LLP provided $34,785 and $86,695, respectively, of legal services. During the three and six months ended February 28, 2014, the law firm of Sierchio & Company, LLP provided $37,082 and $74,722, respectively, of legal services. At February 28, 2015, the Company owed Sierchio & Company, LLP $9,025 which is included in accounts payable.

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

NOTE 7 – Subsequent Events

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”) with 1420468 Alberta Ltd. (the “Creditor”) pursuant to which the Company borrowed $600,000 at an annual interest rate of 7% (the “Loan”), compounded quarterly; following the occurrence of an event of default, as further specified in the Loan Agreement, the annual interest rate would increase to 15%. The Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. As a condition to the Creditor’s entry into the Loan Agreement, the Company issued the Creditor a Series L Stock Purchase Warrant (the “Series L Warrant”) to purchase up to 500,000 shares of the Company's common stock, which are exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20; the Series L Warrant contains a provision allowing the Creditor to exercise the Series L Warrant on a cashless basis as further set forth therein.

On April 10, the Company issued 453,787 net shares pursuant to the cashless exercise of 625,000 Series G Warrants. The Company did not receive any funds from this exercise (For more information see “NOTE 3 – Common Stock and Warrants” above).

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “SolarWindow” refer to SolarWindow Technologies, Inc., a Nevada corporation, and its consolidated subsidiaries.

Overview

We are a pre-revenue developer of transparent electricity-generating SolarWindow™ coatings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells applied to glass and plastics. Our SolarWindow™ technology is the subject of a patent pending technology. Our MotionPower™ technology harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

Our product development programs involve ongoing research and development (“R&D”) and product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

Ultimately, we plan to market any SolarWindow™ technology products through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization.

We cannot accurately predict the amount of funding or the time required to successfully commercialize our SolarWindow™ technology. The actual cost and time required to commercialize our SolarWindow™ technology may vary significantly depending on, among other things, the results of our R&D efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our R&D programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of February 28, 2015, we had negative working capital of $1,001,585 and cash of $167,068. On March 4, 2015, subsequent to our quarter end, we entered into a bridge loan agreement pursuant to which we borrowed $600,000. Based upon our current level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through June 2015. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

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

Results of Operations

Three and Six Months Ended February 28, 2015 Compared with the Three and Six Months Ended February 28, 2014

Operating Expenses

A summary of our operating expense for the three and six months ended February 28, 2015 and 2014 follows:

	Three Months ended February 28,		Increase/
	2015	2014	(Decrease)
Operating expense
Selling, general and administrative	$466,623	$506,806	$(40,183)
Research and development	143,901	137,779	6,122
Stock compensation	205,308	1,775	203,533
Total operating expense	$815,832	$646,360	$169,472

	Six Months ended February 28,		Increase/
	2015	2014	(Decrease)
Operating expense
Selling, general and administrative	$871,966	$1 ,074,993	$(203,027)
Research and development	326,523	300,262	26,261
Stock compensation	362,954	9,599	353,355
Total operating expense	$1,561,443	$1,384,854	$176,589

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than R&D related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The decrease is primarily due to a decrease in costs related to fees paid to publicize our development activities and achievements within the industry and investor community offset by increases in patent related fees.

Research and Development

R&D costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements primarily include salaries and benefits for R&D personnel and contract services. R&D costs are expensed when incurred, except for non-refundable advance payments for future R&D activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three and six months ended February 28, 2015 compared to the three and six months ended February 28, 2014, as a result of increasing SolarWindow™ R&D activities.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense increased during the three and six months ended February 28, 2015 compared to the three and six months ended February 28, 2014 primarily due to the reversal in 2014 of stock based compensation due to the forfeiture of stock options of approximately $325,000 and $357,000 during the three and six months ended February 28, 2014, respectively.

Other Income (Expense)

A summary of our other income (expense) for the three and six months ended February 28, 2015 and 2014 follows:

	Three Months Ended			Six Months Ended
	February 28,		Three Month	February 28,		Six Month
	2015	2014	Change	2015	2014	Change
Other income (expense)
Interest expense	$(56,077)	$(52,317)	$(3,760)	$(111,804)	$(83,386)	$(28,418)
Interest expense - accretion of debt discount	(649,038)	(356)	(648,682)	(3,106,948)	(364)	(3,106,584)
Total other income (expense)	$(705,115)	$(52,673)	$(652,442)	$(3,218,752)	$(83,750)	$(3,135,002)

Interest Expense

“Interest expense” relates to the stated interest of our convertible promissory notes. “Interest expense - accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in our notes calculated according to the effective interest method. The amounts under each column relate to the 2013 Note and amendment thereto. See “NOTE 2 – Convertible Promissory Note” to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have an accumulated deficit of $25,726,465 through February 28, 2015. Included in the deficit are non-cash expenses totaling $9,208,014 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. At February 28, 2015, we had a cash and cash equivalent balance of $167,068. On March 4, 2015, subsequent to our quarter end, the we entered into a bridge loan agreement pursuant to which we borrowed $600,000. We have financed our operations primarily from the sale of equity securities as follows:

•	$501,242 received during the first half of 2015 from the exercise of Series H Warrants;

•	$1,200,000 received in 2013 from the consummation of a self-directed registered offering of common stock and Series H Warrants on February 1, 2013; and

•	$3,000,000 received on October 7, 2013 from the issuance of an unsecured, convertible promissory note bearing an annual interest rate of 7% (the “2013 Note”) in that amount.

Net cash used in operating activities was $1,103,851 for the six months ended February 28, 2015, compared to net cash used in operating activities of $1,320,894 for the six months ended February 28, 2014.

Net cash used in investing activities was $15,560 for the six months ended February 28, 2015, compared to net cash used in investing activities of $1,942 for the six months ended February 28, 2014. The increase in cash used in investing activities reflects increases in amounts paid for R&D equipment.

Net cash provided by financing activities was $501,242 for the six months ended February 28, 2015, compared to $3,000,000 for the six months ended February 28, 2014. Cash provided by financing activities in 2014 was from the exercise of 603,906 Series H Warrants compared to the 2013 proceeds from the 2013 Note.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of February 28, 2015, we have lease payments of $1,150 each month under our month-to-month corporate and other office operating leases. In addition, we have future payments totaling $6,500 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2015, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	Bridge Loan Agreement dated March 4, 2015 (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.2	Form of Series L Warrant (Incorporated by reference to Form 8-K filed on March 10, 2015)

10.1	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014)

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

SolarWindow Technologies, Inc. (Registrant)

Date: April 14, 2015	By:	/s/ John A. Conklin
John A. Conklin
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)

