Form 10-Q
period 2015-05-31
SolarWindow Technologies, Inc.
filed 2015-07-15
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

59-3509694

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 10632 Little Patuxent Parkway, Suite 406
Columbia, Maryland

21044

(Address of principal executive offices)

(Zip Code)

(800) 213-0689

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,347,180 shares of common stock, par value $0.001, were outstanding on July 9, 2015.

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

FORM 10-Q

For the Quarterly Period Ended May 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

MAY 31, 2015 AND AUGUST 31, 2014

May 31,

August 31,

2015

2014

(Unaudited)

ASSETS

Current assets

Cash and cash equivalents

$
69,169

$
785,237

Deferred research and development costs

150,000

150,000

Prepaid expenses and other current assets

28,159

14,257

Total current assets

247,328

949,494

Equipment, net of accumulated depreciation of $25,035 and $18,128, respectively

33,251

24,597

Total assets

$
280,579

$
974,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable

$
150,296

$
144,239

Interest payable

373,393

193,151

Bridge note, net of discount of $156,391

443,609

-

Convertible promissory note, net of discount of $1,543,270 and $2,313,680, respectively

1,456,730

686,320

Total current liabilities

2,424,028

1,023,710

Commitments and contingencies

Stockholders' equity (deficit)

Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding

-

-

Common stock: $0.001 par value; 300,000,000 shares authorized, 25,425,305 and 24,306,612 shares issued and outstanding at May 31, 2015 and August 31, 2014, respectively

25,424

24,306

Additional paid-in capital

25,121,955

20,872,345

Retained earnings (deficit)

(27,290,828
)

(20,946,270
)

Total stockholders' equity (deficit)

(2,143,449
)

(49,619
)

Total liabilities and stockholders' equity (deficit)

$
280,579

$
974,091

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2015 AND 2014

Three Months Ended May 31,

Nine Months Ended May 31,

2015

2014

2015

2014

Revenue

$
-

$
-

$
-

$
-

Operating expense

Selling, general and administrative

561,888

690,521

1,783,839

1,775,114

Research and development

127,215

171,875

466,708

472,137

Total operating expense

689,103

862,396

2,250,547

2,247,251

Loss from operations

(689,103
)

(862,396
)

(2,250,547
)

(2,247,251
)

Other income (expense)

Interest expense

(68,438
)

(54,403
)

(180,242
)

(137,788
)

Interest expense - accretion of debt discount

(806,821
)

(15,464
)

(3,913,769
)

(15,828
)

Total other income (expense)

(875,259
)

(69,867
)

(4,094,011
)

(153,616
)

Net loss

$
(1,564,362
)

$
(932,263
)

$
(6,344,558
)

$
(2,400,867
)

Basic and Diluted Loss per Common Share

$
(0.06
)

$
(0.04
)

$
(0.26
)

$
(0.10
)

Weighted average number of common shares outstanding - basic and diluted

25,224,700

24,306,612

24,823,496

24,270,086

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2015 AND YEAR ENDED AUGUST 31, 2014

Common Stock

Additional Paid-in

Retained Earnings

Total Stockholders'

Shares

Amount

Capital

(Deficit)

Equity (Deficit)

Balance, August 31, 2013

24,194,713

$
24,194

$
17,441,034

$
(17,053,889
)

$
411,339

Stock based compensation related to restricted stock issuance

30,000

30

86,970

-

87,000

Stock based compensation due to common stock purchase options

-

-

701,396

-

701,396

Reversal of stock based compensation due to forfeiture of stock options

-

-

(356,973
)

-

(356,973
)

Exercise of stock options

81,899

82

(82
)

-

-

Discount on convertible promissory note due to detachable warrants

-

-

1,137,149

-

1,137,149

Discount on convertible promissory note due to beneficial conversion feature

-

-

1,862,851

-

1,862,851

Net loss for the year ended August 31, 2014

-

-

-

(3,892,381
)

(3,892,381
)

Balance, August 31, 2014

24,306,612

24,306

20,872,345

(20,946,270
)

(49,619
)

Stock based compensation related to restricted stock issuance

60,000

60

83,940

-

84,000

Stock based compensation due to common stock purchase options

-

-

365,736

-

365,736

Exercise of Series G warrants

454,787

454

(454
)

-

-

Exercise of Series H warrants

603,906

604

500,638

-

501,242

Discount on convertible promissory note due to detachable warrants

-

-

3,000,000

-

3,000,000

Discount on $600,000 bridge loan due to detachable warrants

-

-

299,750

-

299,750

Net loss for the nine months ended May 31, 2015

-

-

-

(6,344,558
)

(6,344,558
)

Balance, May 31, 2015

25,425,305

$
25,424

$
25,121,955

$
(27,290,828
)

$
(2,143,449
)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2015 AND 2014

Nine Months Ended May 31,

2015

2014

Cash flows from operating activities

Net loss

$
(6,344,558
)

$
(2,400,867
)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation

6,907

4,475

Stock based compensation expense

449,736

604,149

Reversal of stock based compensation expense due to forfeiture of stock options

-

(356,973
)

Accretion of debt discount

3,913,769

15,828

Changes in operating assets and liabilities:

Decrease (increase) in prepaid expenses and other current assets

(13,902
)

8,974

Increase (decrease) in accounts payable

6,057

5,529

Increase (decrease) in accrued liabilities

180,242

137,788

Net cash used in operating activities

(1,801,749
)

(1,981,097
)

Cash flows from investing activity

Purchase of equipment

(15,561
)

(1,942
)

Net cash used in investing activity

(15,561
)

(1,942
)

Cash flows from financing activities

Proceeds from the exercise of warrants

501,242

-

Proceeds from promissory notes

600,000

3,000,000

Net cash provided by financing activities

1,101,242

3,000,000

Increase (decrease) in cash and cash equivalents

(716,068
)

1,016,961

Cash and cash equivalents at beginning of period

785,237

347,493

Cash and cash equivalents at end of period

$
69,169

$
1,364,454

Supplemental disclosure of cash flow information:

Interest paid in cash

$
-

$
-

Income taxes paid in cash

$
-

$
-

Supplemental disclosure of non-cash transactions:

Debt discount recorded for value of warrants issued

$
3,299,750

$
1,137,149

Debt discount recorded for beneficial conversion feature

$
-

$
1,862,851

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

(FORMERLY NEW ENERGY TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the "Company") as of May 31, 2015, and for the three and nine months ended May 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries, Kinetic Energy Corporation ("KEC"), and New Energy Solar Corporation ("New Energy Solar"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2014, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

The Company was incorporated in the State of Nevada on May 5, 1998, under the name "Octillion Corp." On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, KEC and New Energy Solar Corporation.

KEC was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company's MotionPower™ technology. The Company's business activities related to the MotionPower™ technology are conducted through KEC.

New Energy Solar was incorporated on February 9, 2009, in the State of Florida and entered into agreements with The University of South Florida Research Foundation ("USF") to sponsor research related to the Company's SolarWindow™ technology. On February 18, 2015, the Company terminated the license agreement entered into with USF which originated on June 21, 2010.

On March 16, 2011, pursuant to a consent signed by the Company's shareholders owning a majority of the Company's then issued and outstanding shares of common stock, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized shares of common stock, $0.001 par value, from 100,000,000 to 300,000,000.

On March 9, 2015, the Company changed its name to "SolarWindow Technologies, Inc." in order to appropriately align the corporate name and brand identity. The Company's ticker symbol changed to WNDW.

The Company has been developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™.

The Company's SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic solar cells. The Company's SolarWindow™ transparent electricity generating coatings are the subject of patent pending technologies. Initially being developed for application on glass surfaces, SolarWindow™ coatings could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The Company's MotionPower™ technology, harvests "kinetic" or "motion" energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. The Company's MotionPower™ technology is the subject of fifty-nine (59) patent filings.

The Company's SolarWindow™ product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis", which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company's effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company's effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company's previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $27,290,828 as of May 31, 2015, and does not have positive cash flow from operating activities. Included in the deficit are non-cash expenses totaling $10,101,618 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discounts. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

In its report with respect to the Company's financial statements for the year ended August 31, 2014, the Company's independent auditors expressed substantial doubt about the Company's ability to continue operations as a going concern. Because the Company has not generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of May 31, 2015, the Company had cash of $69,169. Subsequent to its quarter end, the Company received $765,156 from the exercise of Series H Warrants. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through October, 2015.

If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company's business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, sell rights to its SolarWindow™ technology and/or MotionPowerTM technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

NOTE 2 - Debt

Convertible Promissory Note

On October 7, 2013 (the "Closing Date"), the Company entered into a Bridge Loan Agreement (the "2013 Loan Agreement") with Kalen Capital Corporation (the "Investor"), a private corporation owning in excess of 10% of the Company's issued and outstanding shares of common stock. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the "2013 Note") due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the "Series I Warrant") allowing the holder to purchase up to 921,875 shares of the Company's common stock at an initial exercise price of $1.37 for a period of five (5) years. The Series I Warrant is exercisable on a "cashless basis." According to the original terms of the 2013 Loan Agreement, the Investor may have elected, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the "Series J Warrant"); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the "Series K Warrant").

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the "2015 Loan Agreement") with Investor pursuant to which the Company and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the "Amended Note"). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of the Company's equity securities (collectively, the "Units"), with each Unit consisting of (a) one share of common stock; and (b) one Series L Stock Purchase Warrant for the purchase of one share of common stock (the "Series L Warrant"). The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company's common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series L Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of the Company's common stock prior to conversion. The Series L Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

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

For accounting purposes, the modification to the 2013 Loan Agreement did not result in a gain or loss, as an extinguishment under accounting principles generally accepted in the United States, due to the related party nature of the transaction. As described above, the Amended Bridge Loan Agreement resulted in the issuance of a Series J Warrant and a Series K Warrant. Prior to the Amended Bridge Loan Agreement, the Series J and Series K Warrants were to be issued to the Investor only upon the Investor's election to convert the 2013 Note (according to the original terms of the 2013 note). Also as a result of the Amended Bridge Loan Agreement, the principal amount of the Amended Note and accrued interest thereon is convertible into Units. As such, the fair value of the Series L Warrant, representing the value exchanged for the modification of the conversion option associated with the 2013 Loan Agreement, was recognized as a discount to the Amended Note with a corresponding increase in additional paid-in capital. The fair value of the Series L Warrant was $1.16. The fair value of the Series L Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.28 per share; estimated volatility - 138%; risk free interest rate - 1.57%; expected dividend rate - 0% and expected life - 5 years. Based on the terms of the Amended Note, 3,142,359 Series L warrants were issuable on November 10, 2014 with a fair value of $3,645,137 (3,142,359 Series L warrants x $1.16 per share). The debt discount is limited to the face value of the Amended Note. As a result, on November 10, 2014, the Company recorded a debt discount of $3,000,000 which is being accreted over the term of the Amended Note using the effective interest method.

Interest expense related to the 2013 Loan Agreement as amended amounted to $58,312 and $170,116 during the three and nine months ended May 31, 2015. Interest expense related to the 2013 Loan as amended amounted to $54,403 and $137,788 during the three and nine months ended May 31, 2014. Interest expense from the accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $663,462 and $3,770,410 during the three and nine months ended May 31, 2015. Interest expense from the accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $15,464 and $15,828 during the three and nine months ended May 31, 2014. The remaining debt discount related to the Series L Warrants and totaling $1,543,270 will be amortized through December 31, 2015 with $663,462 amortized during the quarter ended August 31, 2015, $656,250 amortized during the quarter ended November 30, 2015 and $223,558 amortized during the quarter ended February 29, 2016.

Bridge Loan

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") with 1420468 Alberta Ltd. (the "Creditor") pursuant to which the Company borrowed $600,000 at an annual interest rate of 7% (the "March 2015 Loan"), compounded quarterly; following the occurrence of an event of default, as further specified in the Bridge Loan Agreement, the annual interest rate would increase to 15%. The March 2015 Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. As a condition to the Creditor's entry into the Bridge Loan Agreement, the Company issued the Creditor a Series L Stock Purchase Warrant to purchase up to 500,000 shares of the Company's common stock, which are exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20; the Series L warrant contains a provision allowing the Creditor to exercise the Series L warrant on a cashless basis as further set forth therein.

The fair value of the series L warrant was $1.198 and calculated using the Black-Scholes option pricing model with the following assumptions: market price of common stock - $1.78 per share; estimated volatility - 76%; risk free interest rate – 1.55%; expected dividend rate - 0% and expected life – 4.5 years. This resulted in allocating $299,750 to the Series L warrants and $300,250 to the March 2015 Loan. As a result, on March 4, 2015, the Company recorded a debt discount of $299,750 which is being accreted over the term of the March 2015 Loan.

Interest expense related to the March 2015 Loan amounted to $10,126 during the three and nine months ended May 31, 2015. Interest expense from the accretion of the debt discount related to the March 2015 Loan amounted to $143,359 during the three and nine months ended May 31, 2015. The remaining debt discount related to the Series L warrants totaled $156,391 and will be amortized through September 4, 2015 with $149,875 amortized during the quarter ended August 31, 2015 and $6,516 amortized during the quarter ended November 30, 2015.

NOTE 3 – Common Stock and Warrants

Common Stock

At May 31, 2015, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 25,425,305 shares of common stock outstanding and 3,315,831 shares reserved for issuance under the Company's 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted and approved by the Company's Board of Directors (the "Board") on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See "NOTE 4 - Stock Options").

During the nine months ended May 31, 2015, the Company had the following common stock related transactions:

•
The Company issued 454,787 shares of common stock upon the cashless exercise of 625,000 Series G Warrants.

•
The Company issued 603,906 shares of common stock as a result of the exercise of Series H Warrants for which the Company received $501,242.

•

On January 26, 2015, the Company issued 20,000 shares of common stock to each of the Company's three directors pursuant to the 2006 Plan (60,000 shares total) valued at $1.40 per share, the closing price of the Company's common stock on the day the stock was granted (See "NOTE 6 - Related Party Transactions" below for additional information).

During the year ended August 31, 2014, the Company had the following common stock related transactions:

•

On November 11, 2013 and November 13, 2013, the Company issued pursuant to the Plan a total of 81,899 shares of unrestricted common stock as a result of the cashless exercise of a stock option resulting in the issuance of 190,000 shares of common stock.

•

On January 28, 2014, the Company issued 10,000 shares of common stock to each of the Company's three directors pursuant to the 2006 Plan (30,000 shares total) valued at $2.90 per share, the closing price of the Company's common stock on the day the stock was issued (See "NOTE 6 - Related Party Transactions" below for additional information).

Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of May 31, 2015 and August 31, 2014 is as follows:

Shares of Common Stock Issuable from Warrants Outstanding as of

Description

May 31, 2015

August 31, 2014

Exercise Price

Expiration

Series G

-

625,000

$
0.64

April 17, 2015

Series H

1,151,220

1,755,126

$
0.83

February 1, 2016

Series I

921,875

921,875

$
1.37

October 7, 2018

Series J

3,110,378

-

$
1.12

November 9, 2019

Series K

3,110,378

-

$
1.20

November 9, 2019

Series L

500,000

-

$
1.20

March 4, 2020

Total

8,793,851

3,302,001

The Series G Warrant was issued on April 17, 2012, as a condition to the Investor entering into a $1 million loan agreement during 2012 (the "2012 Loan"). On April 10, 2015, the Company issued 454,787 net shares pursuant to the cashless exercise of 625,000 Series G Warrants. The Company did not receive any funds from this exercise. A Series H Warrant to purchase 825,435 shares was issued in connection with the 2012 Loan conversion. Series H Warrants to purchase 925,785 shares were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. In addition, there are a total of approximately 2,454,939 shares issuable upon issuance of a Series L Warrant issuable as described above. Additional disclosure related to the warrants is more fully described above under "NOTE 2 - Debt."

 During the nine months ended May 31, 2015, the Company received $501,242 upon the exercise of Series H Warrants for 603,906 shares. No warrant exercises occurred during the nine months ended May 31, 2014.

NOTE 4 - Stock Options

 Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,315,831 remain available for grant and 326,667 were issued pursuant to the exercise of vested options as of May 31, 2015. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

 The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of "plain vanilla" options:

Nine Months Ended May 31, 2015

Year Ended August 31, 2014

Expected dividend yield

-

–

Expected stock price volatility

137.5
%

154.0% – 154.5%

Risk-free interest rate

1.90
%

2.21% – 2.41%

Expected term (in years)

7.67

7.67

Exercise price

$
1.40

$
2.90

Weighted-average grant date fair-value

$
1.33

$
2.68

 A summary of the Company's stock option activity for the nine months ended May 31, 2015 and the year ended August 31, 2014 and related information follows:

Number of Shares Subject to Option Grants

Weighted Average Exercise Price ($)

Weighted Average Remaining Contractual Term

Aggregate Intrinsic Value ($)

Outstanding at August 31, 2013

970,838

2.03

Grants

805,000

2.90

Exercises

(190,000
)

1.65

Forfeitures

(260,001
)

1.69

Outstanding at August 31, 2014

1,325,837

2.68

Grants

15,000

1.40

Forfeitures

(73,335
)

2.46

Outstanding at May 31, 2015

1,267,502

2.68

7.63 years

$
170,500

Exercisable at May 31, 2015

660,002

2.49

6.65 years

$
166,325

Available for grant at May 31, 2015

3,315,831

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2015. The intrinsic value of the option changes based upon the fair market value of the Company's common stock. Since the closing stock price was $2.09 on May 29, 2015 and 350,000 outstanding options have an exercise price below $2.09 per share, as of May 31, 2015, there is intrinsic value to the Company's outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company's Consolidated Statements of Operations for the three and nine months ended May 31, 2015and 2014:

Three Months Ended May 31,

Nine Months Ended May 31,

2015

2014

2015

2014

Stock Compensation Expense:

SG&A - expense

$
85,125

$
237,577

$
351,108

$
517,149

SG&A - income due to forfeitures

-

-

-

(356,973
)

R&D Expense

1,657

-

14,628

-

Net stock compensation cost

$
86,782

$
237,577

$
365,736

$
160,176

As of May 31, 2015, the Company had $353,916 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.75 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2015:

Stock Options Outstanding

Stock Options Exercisable

Range of Exercise Prices

Number of Shares Subject to Outstanding Options

Weighted  Average Contractual
Life (years)

Weighted  Average Exercise
Price

Number  of Shares Subject To Options
Exercise

Weighted Average Remaining Contractual Life (Years)

Weighted Average Exercise
Price

$
0.80

15,000

7.57

$
0.80

15,000

7.57

$
0.80

1.40

15,000

9.56

1.40

7,500

9.56

1.40

1.65

320,000

4.36

1.65

320,000

6.28

1.65

2.30

2,500

6.92

2.30

2,500

6.92

2.30

2.50

10,000

5.86

2.50

10,000

5.86

2.50

2.55

33,334

3.28

2.55

33,334

3.28

2.55

2.90

805,000

8.66

2.90

205,000

8.66

2.90

4.98

16,667

2.78

4.98

16,667

2.78

4.98

5.94

50,001

5.58

5.94

50,001

5.58

5.94

Total

1,267,502

7.63

$
2.68

660,002

6.65

$
2.49

NOTE 5 - Net Loss Per Share

 During the three and nine months ended May 31, 2015 and 2014, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

 Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2015 and 2014:

Three Months Ended May 31,

Nine Months Ended May 31,

2015

2014

2015

2014

Basic and Diluted EPS Computation

Numerator:

Loss available to common stockholders'

$
(1,564,362
)

$
(932,263
)

$
(6,344,558
)

$
(2,400,867
)

Denominator:

Weighted average number of common shares outstanding

25,224,700

24,306,612

24,823,496

24,270,086

Basic and diluted EPS

$
(0.06
)

$
(0.04
)

$
(0.26
)

$
(0.10
)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt

2,454,939

2,396,577

2,454,939

2,396,577

Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)

2,454,939

4,793,155

2,454,939

4,793,155

Warrants

8,793,851

3,302,001

8,793,851

3,302,001

Stock options

1,267,502

1,325,837

1,267,502

1,325,837

Total shares not included in the computation of diluted losses per share

14,971,231

11,817,570

14,971,231

11,817,570

NOTE 6 - Related Party Transactions

A related party with respect to the Company is generally defined as any person (i) (and, if a natural person, inclusive of his or her immediate family) that holds 10% or more of the Company's securities, (ii) that is part of the Company's management, (iii) that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

For services rendered in the capacity of a Board member, non-employee Board members received $4,250 per quarter. New Board member compensation is pro rated in their first quarter. During the three and nine months ended May 31, 2015, the Company incurred $8,500 and $25,500, respectively in cash based Board compensation. During the three and nine months ended May 31, 2014, the Company incurred $8,500 and $29,750, respectively in cash based Board compensation.

The Company grants stock options and common stock for services rendered by certain individuals, including the Company's non-employee directors and sole officer, Mr. Conklin. During the nine months ended May 31, 2015, the Company's three directors each received 20,000 shares of restricted common stock valued at $1.40 per share, the fair market value of the Company's common stock on the date of grant on December 15, 2014. In total, during the three and nine months ended May 31, 2015, the Company recognized net compensation expense related to stock options and restricted stock issued to our non-employee directors and executive of $84,198 and $427,108, respectively. During the three and nine months ended May 31, 2014 the Company recognized net compensation expense related to stock options and restricted stock issued to the Company's non-employee directors and executive of $231,883 and $214,059, respectively.

The law firm of Sierchio & Company, LLP, of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. During the three and nine months ended May 31, 2015, the law firm of Sierchio & Company, LLP provided $88,945 and $175,640, respectively, of legal services. During the three and nine months ended May 31, 2014, the law firm of Sierchio & Company, LLP provided $18,275 and $92,997, respectively, of legal services. At May 31, 2015, the Company owed Sierchio & Company, LLP $33,795 which is included in accounts payable.

On October 7, 2013, the Company entered into the 2013 Loan Agreement with Investor and on November 10, 2014, the Company and Investor entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note's maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock (see "NOTE 2 - Debt" above).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 – Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended May 31, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

On July 9, 2015, Investor exercised 921,875 Series H Warrants pursuant to the terms of the Series H Common Stock Purchase Warrant. As a result, the Company received $765,156.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project," or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

 Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows, (b) our growth strategies, (c) expectations from our ongoing research and development activities, (d) anticipated trends in the technology industry, (e) our future financing plans, and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

 Except where the context otherwise requires and for purposes of this Form 10-Q only, "we," "us," "our," "Company," "our Company," and "SolarWindow" refer to SolarWindow Technologies, Inc., a Nevada corporation, and its consolidated subsidiaries.

Overview

We are a pre-revenue developer of transparent electricity-generating SolarWindow™ coatings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells applied to glass and plastics. Our SolarWindow™ technology is the subject of a patent pending technology. Our MotionPower™ technology harvests "kinetic" or "motion" energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ technology is the subject of fifty-nine (59) patent filings.

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future.

Our product development programs involve ongoing research and development ("R&D") and product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

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

As of May 31, 2015, we had negative working capital of $2,176,700 and cash of $69,169. Subsequent to our quarter end, the Company received $765,156 from the exercise of warrants. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through October, 2015. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

In efforts to advance the commercial development of the SolarWindow™ technology, on March 18, 2011, we entered into a CRADA with Alliance for Sustainable Energy, LLC ("Alliance"), the operator of NREL under its U.S. Department of Energy contract. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property ("IP"), newly developed IP, and NREL's background IP in order to work towards specific product development goals. Under the terms of the CRADA, we agreed to reimburse Alliance for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

On January 16, 2013, we entered into a modification to the CRADA for the purpose of extending the date pursuant to which NREL's researchers will make use of our exclusive IP and NREL's background IP. As part of the extension, we advanced $150,000 to Alliance as a retainer, which will be used once the development goals are met. Until such time, however, Alliance bills us monthly for R&D related costs as they are incurred.

On March 6, 2013, we entered into Phase II of our CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

•
Further improving SolarWindow™'s efficiency and transparency;

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

Results of Operations

Three and Nine Months Ended May 31, 2015 Compared with the Three and Nine Months Ended May 31, 2014

Operating Expenses

 A summary of our operating expense for the three and nine months ended May 31, 2015 and 2014 follows:

Three Months ended May 31,

Increase/

2015

2014

(Decrease)

Operating expense

Selling, general and administrative

$
476,764

$
452,944

$
23,820

Research and development

125,557

171,875

(46,318
)

Stock compensation

86,782

237,577

(150,795
)

Total operating expense

$
689,103

$
862,396

$
(173,293
)

Nine Months ended May 31,

Increase/

2015

2014

(Decrease)

Operating expense

Selling, general and administrative

$
1,348,730

$
1,527,938

$
(179,208
)

Research and development

452,080

472,137

(20,057
)

Stock compensation

449,737

247,176

202,561

Total operating expense

$
2,250,547

$
2,247,251

$
3,296

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than R&D related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The three month increase is primarily due to an increase in legal fees related to potential financing. The nine month decrease is primarily due to a decrease in fees paid to publicize our development activities and achievements within the industry and investor community offset by increases in patent, legal and consulting fees.

Research and Development

R&D costs represent costs incurred to develop our SolarWindow™ and MotionPower™ technologies and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements primarily include salaries and benefits for R&D personnel and contract services. R&D costs are expensed when incurred, except for non-refundable advance payments for future R&D activities which are capitalized and recognized as expense as the related services are performed. R&D costs decreased during the three and nine months ended May 31, 2015 compared to the three and nine months ended May 31, 2014, as a result of a decrease in materials related costs.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense decreased during the three months ended May 31, 2015 compared to the three months ended May 31, 2014 primarily due 805,000 options granted in 2014 compared to 15,000 granted in 2015. Stock compensation expense increased during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014 primarily due to the forfeiture of stock options of approximately $357,000 during the nine months ended May 31, 2014.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2015 and 2014 follows:

Three Months Ended May 31,

Three Month

Nine Months Ended May 31,

Nine Month

2015

2014

Change

2015

2014

Change

Other income (expense)

Interest expense

$
(68,438
)

$
(54,403
)

$
(14,035
)

$
(180,242
)

$
(137,788
)

$
(42,454
)

Interest expense - accretion of debt discount

(806,821
)

(15,464
)

(791,357
)

(3,913,769
)

(15,828
)

(3,897,941
)

Total other income (expense)

$
(875,259
)

$
(69,867
)

$
(805,392
)

$
(4,094,011
)

$
(153,616
)

$
(3,940,395
)

Interest Expense

"Interest expense" relates to the stated interest of our convertible promissory notes and bridge note. "Interest expense - accretion of debt discount" represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in our notes. The amounts under each column relate to the 2013 Note and amendment thereto and to a lesser extent to the Series L Warrants issued in connection with the $600,000 bridge loan financing on March 4, 2015. See "NOTE 2 – Debt" to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have an accumulated deficit of $27,290,828 through May 31, 2015. Included in the deficit are non-cash expenses totaling $10,101,618 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the "start-up" nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. At May 31, 2015, we had a cash and cash equivalent balance of $69,169. On June 23, 2015, subsequent to its quarter end, the Company received $100,000 from the exercise of warrants. We have financed our operations primarily from the sale of equity and debt securities as follows:

•
$600,000 received on March 4, 2015 pursuant to the Bridge Loan Agreement

•
$501,242 received during the first half of 2015 from the exercise of Series H Warrants;

•
$1,200,000 received in 2013 from the consummation of a self-directed registered offering of common stock and Series H Warrants on February 1, 2013; and

•
$3,000,000 received on October 7, 2013 from the 2013 Note.

 Net cash used in operating activities was $1,801,749 for the nine months ended May 31, 2015, compared to net cash used in operating activities of $1,981,097 for the nine months ended May 31, 2014.

Net cash used in investing activities was $15,561 for the nine months ended May 31, 2015, compared to $1,942 for the nine months ended May 31, 2014. The increase in cash used in investing activities reflects increases in amounts paid for R&D equipment.

Net cash provided by financing activities was $1,101,242 for the nine months ended May 31, 2015, compared to $3,000,000 for the nine months ended May 31, 2014. Cash provided by financing activities in 2014 was from the exercise of 603,906 Series H Warrants and a bridge loan of $600,000 compared to $3,000,000 of proceeds from the 2013 Note.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2015, we have lease payments of $1,150 each month under our month-to-month corporate and other office operating leases. In addition, we have future payments totaling $6,500 pursuant to agreements with third party providers that we utilize for investor and public relations and marketing and business development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2015, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

_____________

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

July 15, 2015
By:
/s/ John A. Conklin

John A. Conklin

President, Chief Executive Officer, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

