Form 10-K
period 2015-08-31
SolarWindow Technologies, Inc.
filed 2015-12-11
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check markif the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on February 27, 2015, as reported on the OTC Markets Group Inc. QBTM tier (the "OTCQB") was $25,097,189.

As of December 10, 2015 there were 26,572,615 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

All references to "we," "us," or "our" refer to SolarWindow Technologies, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Background

We were incorporated in the State of Nevada on May 5, 1998, under the name "Octillion Corp." On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, we amended our Articles of Incorporation to change our name to SolarWindow Technologies, Inc. The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries.

We have been developing two (2) sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, we announced that we will exclusively focus on further developing and bringing to market products derived from our SolarWindow™ technology.

At the time of this filing, our proprietary patent-pending SolarWindow™ transparent electricity-generating coatings are the subject of 14 U.S. and international patent filings.

Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of organic photovoltaic ("OPV") solar cells applied to glass and plastics. Our SolarWindow™ technology is the subject of a patent pending technology. Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The development of our SolarWindow™ technology has advanced initially through our Sponsored Research Agreement with the University of Florida and currently pursuant to a Stevenson-Wydler Cooperative Research and Development Agreement ("CRADA") with the Alliance for Sustainable Energy, LLC, which is the operator of The National Renewable Energy Laboratory ("NREL"). For a description of these agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

A pane of glass coated with our SolarWindow™ technology is fabricated by applying our see-through, electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic ("PV") manufacturing.

In order to advance the technical development and subsequent commercialization of our SolarWindow™ products, we are actively seeking technology and product licensing arrangements with research institutions, commercial partners, and organizations with established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We have successfully fabricated our latest working window prototype using a faster, rapid scale-up process for applying solution-based coatings.

Our Key Milestones

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

•	scaled-up from a single solar cell to a one-inch by one-inch "array". An "array" is an arrangement of multiple solar cells rather than an individual single solar cell.

•

developed a method for spraying our see-through electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature-specific and high positive or negative pressure-sensitive manufacturing methods common to conventional solar PV manufacturing.

4

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

•	created methods for increasing power output by maximizing the number of solar-cells present in our SolarWindow™ array for a defined surface area.

•	successfully scaled-up SolarWindow™ prototypes from a one-inch square to a twelve (12)-inch square (144 square inches in surface area).

•	generate electricity on flexible plastic using novel see-through SolarWindow™ coatings.

•	developed new SolarWindow™ coatings with increased transparency and improved color.

•	successfully fabricated its latest working window prototype using a faster, rapid scale-up process for applying solution-based coatings.

•	produced the largest OPV device ever fabricated at NREL in the institute's history.

•	successfully collected and transported electricity using a virtually 'invisible' conductive wiring system developed for SolarWindow™.

On September 16, 2010, we publicly unveiled a working four-inch by four-inch prototype of our proprietary SolarWindow™ technology at USF. Scientists at the event powered lights on a scale-model house by exposing our see-through SolarWindow™ to artificial light from fluorescent lamps, mimicking lighting typically installed inside offices. In artificial light, SolarWindow™ technology outperforms today's commercial solar and thin-films by as much as tenfold under low-intensity irradiance.

Researchers also repeatedly opened and closed window shades, successfully powering LED lights each time SolarWindow™ was exposed to natural light. This demonstration mimicked outdoor exposure such as sunlight on the exterior façade of commercial buildings – our initial target market and, we believe, a promising early application of the technology.

Scientists at the debut event not only demonstrated the ability to generate "voltage" to power lighting, but also revealed SolarWindowTM capacity to produce "current" necessary for powering mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

In February 2012, we successfully developed the largest OPV device fabricated at NREL, measuring 170cm2, approximately 14 times larger than previous devices produced at NREL. In March 2012, we, together with NREL researchers, successfully collected and transported electricity using a virtually 'invisible' conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining see-through is especially important to the eventual deployment of an aesthetically pleasing commercial product.

On March 8, 2014, we made public never-before-seen images of our largest area, high-performance SolarWindow™ arrays. These SolarWindow™ arrays measure over 232 cm² – a significant achievement for size, improving upon our previous achievements at NREL, and produced with highly-uniform, colored tints preferred by commercial window manufacturers for installation on skyscrapers, worldwide. Among the most important criteria for developing SolarWindow™ coating applications for today's skyscrapers is providing a set of neutral colors that remain see-through and are uniform in fabrication. We revealed a record-breaking, largest-area see-through, OPV SolarWindow™ array that addresses tall-tower and commercial building glass requirements, they also bear the promise of facile scale-up capabilities and manufacturability. This SolarWindow™ array is over 35% larger than our previously-fabricated, 170 cm² working module achievement. That prior module was already 14 times larger than the then-previous largest-area OPV module ever fabricated at the NREL.

In September, 2014 we demonstrated SolarWindow™ electricity-generating coatings to Congress during the first ever National Lab Day on Capitol Hill. National Lab Day was cosponsored by the U.S. Department of Energy. On April 8, 2015, Engineers and research scientists at the University of North Carolina Charlotte Energy Production and Infrastructure Center ("UNCC-EPIC") have independently reviewed and validated our proprietary Model. The Model calculates a financial payback of less than one year for our transparent electricity-generating SolarWindow™ technology. UNCC-EPIC team of engineering and science experts, who independently validated the modeling assumptions, reference data, and technical basis important to calculating our one-year financial payback period for SolarWindow™ systems. UNCC-EPIC validation also confirmed the proficiency of our methodology for modeling the performance of competing PV technologies.

In May, 2015 we announced plans to replace traditional electrical wiring connections with a simplified next-generation system for collecting the power produced by its see-through electricity-generating windows. In addition to reducing costs, ease of electrical installation will be important to window fabricators, glass installers (i.e., glaziers), electricians, and maintenance personnel. The replacement of today's cumbersome methods with our easy power connection system ('module interconnects') is also important for new construction and retrofit applications of SolarWindow™ electricity-generating window modules on skyscrapers and tall towers.

On August 20, 2015, we featured a first-ever demonstration of our working, electricity-generating window unit, during our webcast. Webcast participants witnessed clean electricity being generated on a demonstration window unit. Its glass is tinted in a high-demand color and framed in aluminum, popular with architects and developers of commercial towers – our target market. Participants also heard us explain exactly how we plan to: generate revenue, work towards product development and getting SolarWindow™ ready for commercial manufacturing, build shareholder value, expand our name recognition and branding plans, increase investor outreach, engage media, and outlined important next steps for commercialization and bring SolarWindow™ products to market.

SolarWindow™ generates electricity by harnessing the energy of the sun in order to create a "photovoltaic" effect. Photovoltaics are best known as a method for generating electric power by using solar cells to convert energy from the sun into a flow of electrons. Typically, conventional PV power is generated by making use of solar modules composed of a number of cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through). Our researchers have replaced these materials with compounds that allow our SolarWindow™ technology to remain see-through, while generating electricity.

Products Derived from our SolarWindowTM Technology

We are currently developing seven (7) products (collectively, the "SolarWindow™ Products") derived from our SolarWindow™ technology:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindowTM – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindowTM – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly onto glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes;

•	SolarWindow™ – BIPV – Components associated with BIPV applications in homes, buildings, and office towers; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly over top of existing windows on tall towers and skyscrapers.

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

SolarWindow™ Retrofit Veneer products will be engineered as transparent, tinted, flexible veneers that installers can apply directly over top of existing windows on tall towers and skyscrapers. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. This retrofit veneer product will be developed in addition to the SolarWindow™ products already under commercialization.

Our Industry and Market Opportunity

Overview

Global energy consumption is expected to increase 53% from 2008 to 2035, according to the Energy Information Administration, and domestic electricity prices have been rising as a consequence of the cost of conventional fuels for electricity generation and looser pricing caps in some states.

From a total glass market perspective, the world demand for flat glass is forecast to rise 6.3% per year through 2016 to 8.3 billion square meters. The global flat glass market is estimated to be worth $8.3 billion by 2016. Importantly, the global market value of fabricated flat glass is forecast to exceed $100 billion in 2016.

America is the world's largest consumer of electricity, according to the U.S. Energy Information Administration, with nearly 70% of the nation's electricity generated by coal and natural gas; 50% of the total U.S. electrical generation relies on coal, a fossil fuel. The environmental impact and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, illustrate the need for more creative, sustainable methods for generating electrical power. A forecast of US electricity demand shows an expected increase is usage of 40% by 2032.

We believe our products uniquely address a growing market opportunity for technologies able to generate sustainable electricity. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today's non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources.

The Market Opportunity for our SolarWindow™ Technology and Products

There are no commercially marketed OPV see-through glass windows capable of generating electricity available for sale in the United States. We believe our SolarWindow™ technology and products could be uniquely positioned as first-to-market, if commercially launched.

Unprecedented levels of government initiatives, heightened residential demand for green construction, and improvements in sustainable materials are driving green building. Because buildings account for almost 50% of the energy consumed in developed countries, governments are putting increased focus on legislation and policies to improve their energy efficiency, according to the United States Environmental Protection Agency. In North America, initiatives such as the environmental building rating system (LEED) run by the U.S. Green Building Council are helping to transform the market for added-value glazing, and this trend is expected to continue. We anticipate similar opportunities in Europe, through the development of a European Union-wide energy labeling system for windows. The growth for Green Buildings are rapidly increasing: 97.5% market share is in retrofits and 2.5% market share in new buildings.

Our SolarWindow™ Products are under development for application to glass surfaces in such buildings, often referred to as "architectural flat glass" and "fabricated glass products". In the United States, the country's ten largest cities have more than 444 million square feet of architectural glass, as estimated in a 2010 industry report on flat glass by Pilkington, a major global glass manufacturer. This market is growing in volume, with global growth of around 4-5% annually, with Europe, China and North America accounting for over 70% of global demand, according to the same report. The global flat glass market is estimated to be worth $8.3 billion by 2016.

Our Competitive Strengths

We believe that the following strengths enable us to compete successfully in the alternative energy industry:

•

Our products are first-of-their-kind solutions for generating sustainable electricity. There are no commercially-available products for sale in competition to our technologies and products, and therefore, our SolarWindow™ and MotionPower™ products may be positioned as 'first-to-market.'

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

•

The electricity generated by our technologies is compatible for use with existing energy infrastructure. Our SolarWindow™ and MotionPower™ products are under development for seamless applications in order to avoid burdening potential customers with special utility management systems

•	SolarWindow™ repurposes passive windows as see-through energy generators.

•	Attractive, 'passive' product which addresses growing energy demand.

•	Anticipated price point should help deliver greater energy and cost savings when compared to alternatives.

•	SolarWindow™ technology offers a sustainable and disruptive clean technology play.

•	Being developed for high volume and speed production using low-cost, ambient area, manufacturing techniques.

•

Go-to-Market strategy focuses on deployment using glass companies in an existing large global market with total glass market focus (Raw Glass, Handling, Tempering, Processing, Glazing/Assembly, Installation).

•	The SolarWindow™ product is the element of value is the inherent benefit of turning a passive window into an active electricity-generating window.

Our Business Strategy

Our goal is to complete the product development phase for our SolarWindow™ technologies and then, to the extent warranted, work towards commercial launch of SolarWindow™ products. Key elements of our business strategy include:

•

Partner with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products. We will seek to engage additional firms and institutions with important technical and product development competencies as needed.

•

Identify partnerships for technology out-licensing and in-licensing opportunities. We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development

•

Foster commercial partnerships with industry partners. Work to develop commercial partnerships with third-parties, which we believe could help us accelerate the development of our sales and distribution pipeline for any products we are able to develop.

•

Develop pricing models that capitalize on available energy subsidies in order to make our products affordable andattractive to end-users. In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access to various subsidies, government incentives, tax credits, and other related financial mechanisms.

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

•	Raise capital in new, engaging, and innovative ways; this process involves building shareholder value.

•	Formalize strategic relationships with glass, energy, and building industries - partnerships can provide commercial reach.

•	Work with strategic partners to design and build SolarWindow™ products that are ready for commercial production.

Competition for SolarWindow™ Technology and Products

Competition in the solar PV industry is growing. Although we are not aware of other products utilizing technology substantially similar to our SolarWindow™ technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium diselenide, and others to generate electricity from the sun's light. Given the time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our SolarWindow™ technology product, currently under development.

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and products) obsolete. The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•

BELECTRIC Solarkraftwerke GmbH (through the acquisition of Konarka Technologies, Inc. and its assets) is focused on the development and advancement of nano-enabled polymer PV materials that are lightweight, flexible and more versatile than traditional solar materials. Following Belectric's takeover of Konarka Technologies, the company plans to set up OPV production facilities in Germany in the coming months (Ref: October 24, 2012). Belectric has subsidiaries in seventeen (17) countries.

•

Ubiquitous Energy is a company that began at the Massachusetts Institute of Technology and is initially moving toward the electronics (tablet & E-reader, cell phone) market. Their first product seems to be a very clear, high VLT, low efficiency charging system for the electronics market.

•

Solarmer is developing organic photovoltaic or OPV technology, targeting portable power, off-grid power, and building integrated photovoltaics (BIPV) markets. Solarmer will utilize its materials, devices, and roll-to-roll process technology to manufacture OPV modules with strategic partners throughout the world. Solarmer sells and provides OPV modules to product developers and system integrators who will integrate them into various products.

•

ONYX Solar is a new type of solar company, while they are not an OPV material company, the company is considered a competitor in the space for generating power under low light conditions. Their current technology is mixture of semitransparent amorphous Si, Crystalline Si and possibly Copper, Indium, Gallium, Selenide (CIS or CIGS) and is also working on OPV. They are currently in production, and are generating revenue.

•

XsunX, Inc. develops and markets proprietary Thin Film Photovoltaic ("TFPV") solar cell designs and core solar cell manufacturing systems, enabling licensees to manufacture TFPV solar devices on various substrates.

•

Sharp Corporation has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer).

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

Our commercial success will depend on our ability and the ability of our licensee or sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution.

There can be no assurance that competitors will not succeed in developing products that are more effective than our SolarWindow™ technology, therefore rendering our products obsolete and non-competitive. Accordingly, in addition to our research and development efforts, we have undertaken a public relations, advertising, and market access outreach programs designed to establish our "brand" name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development efforts if and when regulatory approval is received.

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

Proprietary Assets

SolarWindowTM

Our SolarWindow™ technology is the subject of fourteen (14) patent filings.

MotionPowerTM

Our MotionPower™ technology, harvests "kinetic" or "motion" energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ systems can be engineered as either discreet or disruptive products, depending upon customer specifications. These systems are also designed to function independently of daily management, and do not require the presence of wind, sunlight, or other natural environmental influences in order to function. Although we are not currently further developing the MotionPowerTM technology, we are assessing potential market and commercialization options available to us with respect to the MotionPowerTM, and the technology is the subject of fifty-nine (59) patent filings.

Government Regulation

Our SolarWindow™ technology may be subject to certain government regulations. Our ability to remain viable will depend on favorable government decisions at various stages of the technology's development by various agencies. From time to time, legislation is introduced that could significantly change the statutory provisions governing our research and development processes, as well as approval of the manufacturing and marketing of any products derived from such research and development activities.

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

Employees

As of August 31, 2015, we had three full time employees, Mr. John A. Conklin, President, Chief Executive Officer and Chief Financial Officer; Dr. Scott Hammond, Principal Scientist and Briana Erickson, Manager of Business Operations & Communication.

ITEM 2. PROPERTIES

Our corporate office is located at 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044. On November 5, 2014, we renewed our sublease agreement on a month-to-month basis with MVP Law Group, P.A., of which our former Chief Executive Officer and President is a founder and former managing attorney. Rent for this office space is $1,150 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol "WNDW". Our warrants to purchase common stock are not currently traded on any market.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low

Fiscal Year Ended August 31, 2015
First Quarter 2015 (September 1 – November 30, 2014)	$1.82	$1.17
Second Quarter 2015 (December 1, 2014 – February 28, 2015)	$1.74	$1.20
Third Quarter 2015 (March 1 – May 31, 2015)	$2.35	$1.52
Fourth Quarter 2015 (June 1 – August 31, 2015)	$3.82	$1.92

Fiscal Year Ended August 31, 2014
First Quarter 2014 (September 1 – November 30, 2013)	$3.31	$1.85
Second Quarter 2014 (December 1, 2013 – February 28, 2014)	$2.95	$2.30
Third Quarter 2014 (March 1 – May 31, 2014)	$2.56	$1.94
Fourth Quarter 2014 (June 1 – August 31, 2014)	$2.04	$1.50

As of December 8, 2015, there were approximately 43 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the "Board") presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2015.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, our Board adopted and approved, and on February 7, 2011, a majority of our shareholders approved, our 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 5,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over one to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. We do not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. We use the "simplified" method for determining the expected term of our "plain vanilla" stock options. We recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by us, additional adjustments to compensation expense may be required in future periods.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,267,502	(2)	$2.68	3,315,831
Equity compensation plans not approved by security holders	--		--	--
Total	1,267,502		$2.68	3,315,831

____________

(1) Consists of grants under the 2006 Plan.

(2) Please refer to ITEM 8, Financial Statements "NOTE 4 - STOCK OPTIONS," "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE," and "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS."

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the "SEC"), including the following:

•	if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the "Exchange Act").

•	the information contained in an annual report on Form 10-K under the Exchange Act.

•

the information contained in any reports or documents required to be filed by SolarWindow Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	a brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended August 31, 2015, we entered into the following securities related transactions:

1.

in connection with the November 10, 2014 Amended Bridge Loan Agreement we issued a Series J Stock Purchase Warrant (the "Series J Warrant") to purchase up to 3,110,378 shares of our common stock, which is exercisable through November 9, 2019;(1) and we issued a Series K Stock Purchase Warrant (the "Series K Warrant") to purchase up to 3,110,378 shares of our common stock, which is exercisable through November 9, 2019.(1)

2.

in connection with the March 4, 2015 Bridge Loan Agreement we issued a Series L Stock Purchase Warrant (the "Series L Warrant") to purchase up to 500,000 shares of our common stock, which is exercisable through March 4, 2020.(1)

3.

each director was issued 20,000 shares of common stock for a total issuance of 60,000 shares of common stock valued at $1.40 per share, the fair market value of our common stock on the date of issuance.(2)

4.	received $1,453,514 upon the exercise of 1,751,216 Series H Warrants and issued 1,751,216 shares of common stock.(2)

5.	issued 454,787 shares of common stock upon the cashless exercise of 625,000 Series G Stock Purchase Warrants.(2)

During the year ended August 31, 2014, we entered into the following securities related transactions:

1.

in connection with the October 7, 2013 Bridge Loan Agreement we issued a Series I Stock Purchase Warrant (the "Series I Warrant") to purchase up to 921,875 shares of our common stock, which is exercisable through October 7, 2018.(1)

2.	Mr. Conklin, Chief Executive Officer received 81,899 shares of common stock upon the cashless exercise of 190,000 vested options.(2)

3.	each director was issued 10,000 shares for a total issuance of 30,000 shares of common stock valued at $2.90 per share, the fair market value of our common stock on the date of issuance.(2)

__________________

(1) See "Note 2 - Debt" under ITEM 8 of our Financial Statements for additional information.

(2) See "Note 3 – Common Stock and Warrants" under ITEM 8 of our Financial Statements for additional information.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the consolidated results of operations and financial condition of SolarWindow Technologies, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Overview

We are a pre-revenue company developing our proprietary SolarWindow™ technology as the world's first-of-their-kind systems able to generate electricity on glass windows and flexible plastic while remaining see-through. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a see-through, semi-transparent, coating of OPV solar cells applied to glass and plastics.

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

As of August 31, 2015, we had negative working capital of $2,898,860 and cash of $228,465. Subsequent to our quarter end, we received $400,000 of bridge financing from Kalen Capital Corporation. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through January 2016. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 6, 2013, we entered into Phase II of our CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

•	further improving SolarWindow™ technology efficiency and transparency;

•	optimizing electrical power (current and voltage) output;

•	optimizing the application of the active layer coatings which make it possible for SolarWindow™ coatings to generate electricity on glass surfaces;

•	developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;

•	optimizing SolarWindow™ coating performance on flexible substrates; and

•	developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale building integrated photovoltaic ("BIPV") products and windows.

Results of Operations

Year Ended August 31, 2015 Compared with the Year Ended August 31, 2014

Operating Expenses

A summary of our operating expense for the years ended August 31, 2015 and 2014 follows:

	Year ended August 31,		Increase /	Percentage
	2015	2014	(Decrease)	Change
Operating expense
Selling, general and administrative	$1,927,670	$1,960,854	$(33,184)	-2
Research and development	666,846	620,634	46,212	7
Stock compensation	520,774	431,422	89,352	21
Total operating expense	$3,115,290	$3,012,910	$102,380	3

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During 2015, we experienced an increase in personnel costs and patent and legal fees offset by decreases in investor communications related fees, travel and general costs.

Research and Development

Research and development ("R&D") costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during 2015 as a result of increasing SolarWindow™ research and development activities.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense increased in 2015 primarily due to the current year absence of a prior year reversal of approximately $357,000 of expense associated with the forfeiture of stock options and absence of a 2015 option issuance to our directors offset by the 2015 increase in stock compensation expense associated with the January 1, 2014 grant of stock options to Mr. Conklin.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2015 and 2014 follows:

	2015	2014	Change
Other income (expense)
Interest expense	$(250,348)	$(193,151)	$57,197
Interest expense - accretion of debt discount	(4,727,106)	(686,320)	4,040,786
Total other income (expense)	$(4,977,454)	$(879,471)	$4,097,983

"Interest expense" relates to the stated interest of our convertible promissory notes and bridge note. "Interest expense - accretion of debt discount" represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in our notes. The amounts under each column relate to the 2013 Note and amendment thereto and to a lesser extent to the Series L Warrants issued in connection with the $600,000 bridge loan financing on March 4, 2015. See "NOTE 2 – Debt" to our Consolidated Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

We have an accumulated deficit of $29,039,014 through August 31, 2015. Included in the deficit are non-cash expenses totaling $10,985,992 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the "start-up" nature of our business, we expect to incur losses as we continue development of our technologies.

These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At August 31, 2015, we had a cash and cash equivalent balance of $228,465. Subsequent to our year end, we received $400,000 of bridge financing from Kalen Capital Corporation. We have financed our operations primarily from the sale of equity and debt securities.

Net cash used in operating activities was $2,594,725 for the year ended August 31, 2015, compared to net cash used in operating activities of $2,545,379 for the year ended August 31, 2014. The increase in cash used in operating activities of $49,346 substantially reflects increases in amounts paid for research and development expenses.

Net cash used in investing activities was $15,561 for the year ended August 31, 2015, compared to net cash used in investing activities of $16,877 for the year ended August 31, 2014. Cash used in operating activities substantially reflects increases in amounts paid for research and development equipment.

Net cash provided by financing activities was $2,053,514 for the year ended August 31, 2015, compared to $3,000,000 for the year ended August 31, 2014. Cash provided by financing activities in 2015 was from the exercise of Series H Stock Purchase Warrants and the March 2015 Loan, whereas cash provided by financing activities in 2014 was from the 2013 Note.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of August 31, 2015, we have lease payments of $1,150 each month under our month-to-month corporate and other office operating leases.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SolarWindow Technologies, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. and Subsidiaries ("the Company") as of August 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SolarWindow Technologies, Inc. and Subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

December 11, 2015

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2015 AND 2014

	August 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$228,465	$785,237
Deferred research and development costs	106,135	150,000
Prepaid expenses and other current assets	21,152	14,257
Total current assets	355,752	949,494

Equipment, net of accumulated depreciation of $27,751 and $18,128, respectively	30,535	24,597
Total assets	$386,287	$974,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$97,438	$144,239
Interest payable to related party	443,498	193,151
Bridge note, net of discount of $6,516	593,484	-
Convertible promissory note payable to related party, net of discount of $879,808 and $2,313,680, respectively	2,120,192	686,320
Total current liabilities	3,254,612	1,023,710

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 26,572,615 and 24,306,612 shares issued and outstanding at August 31, 2015 and 2014, respectively	26,572	24,306
Additional paid-in capital	26,144,117	20,872,345
Retained deficit	(29,039,014)	(20,946,270)
Total stockholders' equity (deficit)	(2,868,325)	(49,619)
Total liabilities and stockholders' equity (deficit)	$386,287	$974,091

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014

	Years Ended August 31,
	2015	2014

Revenue	$-	$-

Operating expense
Selling, general and administrative	2,432,158	2,392,276
Research and development	683,132	620,634
Total operating expense	3,115,290	3,012,910

Loss from operations	(3,115,290)	(3,012,910)

Other income (expense)
Interest expense	(250,348)	(193,151)
Interest expense - accretion of debt discount	(4,727,106)	(686,320)
Total other income (expense)	(4,977,454)	(879,471)

Net loss	$(8,092,744)	$(3,892,381)

Basic and Diluted Loss per Common Share	$(0.32)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	25,131,836	24,279,448

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, August 31, 2013	24,194,713	$24,194	$17,441,034	$(17,053,889)	$411,339

Stock based compensation related to stock issuance	30,000	30	86,970	-	87,000
Stock based compensation due to common stock purchase options	-	-	701,396	-	701,396
Reversal of stock based compensation due to forfeiture of stock options	-	-	(356,973)	-	(356,973)
Exercise of stock options	81,899	82	(82)	-	-
Discount on convertible promissory note due to detachable warrants	-	-	1,137,149	-	1,137,149
Discount on convertible promissory note due to beneficial conversion feature	-	-	1,862,851	-	1,862,851
Net loss for the year ended August 31, 2014	-	-	-	(3,892,381)	(3,892,381)
Balance, August 31, 2014	24,306,612	24,306	20,872,345	(20,946,270)	(49,619)

Stock based compensation related to stock issuance	60,000	60	83,940	-	84,000
Stock based compensation due to common stock purchase options	-	-	436,774	-	436,774
Exercise of Series G warrants	454,787	455	(455)	-	-
Exercise of Series H warrants	1,751,216	1,751	1,451,763	-	1,453,514
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	3,000,000
Discount on $600,000 bridge loan due to detachable warrants	-	-	299,750	-	299,750
Net loss for the year ended August 31, 2015	-	-	-	(8,092,744)	(8,092,744)
Balance, August 31, 2015	26,572,615	$26,572	$26,144,117	$(29,039,014)	$(2,868,325)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014

	Years Ended August 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,092,744)	$(3,892,381)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,623	6,103
Stock based compensation expense	520,774	788,396
Reversal of stock based compensation expense due to forfeiture of stock options	-	(356,973)
Accretion of debt discount	4,727,106	686,320
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	43,865	-
Decrease (increase) in prepaid expenses and other current assets	(6,895)	8,122
Increase (decrease) in accounts payable	(46,801)	21,883
Increase (decrease) in interest payable	250,347	193,151
Net cash used in operating activities	(2,594,725)	(2,545,379)

Cash flows from investing activity
Purchase of equipment	(15,561)	(16,877)
Net cash used in investing activity	(15,561)	(16,877)

Cash flows from financing activities
Proceeds from the exercise of warrants	1,453,514	-
Proceeds from promissory notes	600,000	3,000,000
Net cash provided by financing activities	2,053,514	3,000,000

Increase (decrease) in cash and cash equivalents	(556,772)	437,744

Cash and cash equivalents at beginning of period	785,237	347,493

Cash and cash equivalents at end of period	$228,465	$785,237

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$3,299,750	$1,137,149
Debt discount recorded for beneficial conversion feature	$-	$1,862,851

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014

NOTE 1 - Organization, Recent Accounting Pronouncements, Going Concern and Summary of Significant Accounting Policies

Organization

SolarWindow Technologies, Inc. (the "Company") was incorporated in the State of Nevada on May 5, 1998, under the name "Octillion Corp." On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kinetic Energy Corporation ("KEC") and New Energy Solar Corporation.

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

The Company's SolarWindow™ product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. As such, the Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company's technology before another company develops similar technology and products.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Amendments to the Consolidation Analysis", which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company's effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $29,039,014 as of August 31, 2015, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

In its report with respect to the Company's financial statements for the year ended August 31, 2015, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern. Because the Company has not yet generated revenues from its operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of August 31, 2015, the Company had cash of $228,465. Subsequent to its year end, the Company received $400,000 of bridge financing. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through January 2016.

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

Estimates

The preparation of the Company's consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Property, Plant, and Equipment

Fixed assets are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. Depreciation for financial statement purposes is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Office equipment	3-5 years
Furniture & equipment	5-7 years

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company's notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Research and Development

Research and development costs represent costs incurred to develop the Company's technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See "NOTE 3 – Common Stock and Warrants" and "NOTE 4 - Stock Options" for additional information on the Company's stock-based compensation plans.

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

Segment Reporting

The Company's business is considered to be operating in one segment based upon the Company's organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Income (Loss) Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See "NOTE 5 - Net Loss Per Share" for further discussion.

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

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the "2015 Loan Agreement") with Investor pursuant to which the Company and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the "Amended Note"). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of the Company's equity securities (collectively, the "Units"), with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock (the "Warrant"). The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company's common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of the Company's common stock prior to conversion. The Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

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

For accounting purposes, the modification to the 2013 Loan Agreement did not result in a gain or loss, as an extinguishment under accounting principles generally accepted in the United States, due to the related party nature of the transaction. As described above, the Amended Bridge Loan Agreement resulted in the issuance of a Series J Warrant and a Series K Warrant. Prior to the Amended Bridge Loan Agreement, the Series J and Series K Warrants were to be issued to the Investor only upon the Investor's election to convert the 2013 Note (according to the original terms of the 2013 note). Also as a result of the Amended Bridge Loan Agreement, the principal amount of the Amended Note and accrued interest thereon is convertible into Units. As such, the fair value of the Warrant, representing the value exchanged for the modification of the conversion option associated with the 2013 Loan Agreement, was recognized as a discount to the Amended Note with a corresponding increase in additional paid-in capital. The fair value of the Warrant was $1.16 per share. The fair value of the Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.28 per share; estimated volatility - 138%; risk free interest rate - 1.57%; expected dividend rate - 0% and expected life - 5 years. Based on the terms of the Amended Note, 3,142,359 warrants were issuable on November 10, 2014 with a fair value of $3,645,137 (3,142,359 Warrants x $1.16 per share). The debt discount is limited to the face value of the Amended Note. As a result, on November 10, 2014, the Company recorded a debt discount of $3,000,000 which is being accreted over the term of the Amended Note using the effective interest method.

Interest expense related to the 2013 Loan Agreement as amended amounted to $229,457 and $193,150 during the years ended August 31, 2015. Interest expense from the accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $4,433,872 and $686,320 during the years ended August 31, 2015 and 2014, respectively. The remaining debt discount related to the Warrants and totaling $879,808 will be amortized through December 31, 2015 with $656,250 amortized during the quarter ended November 30, 2015 and $223,558 amortized during the quarter ended February 29, 2016.

Bridge Loan

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") with 1420468 Alberta Ltd. (the "Creditor") pursuant to which the Company borrowed $600,000 at an annual interest rate of 7% (the "March 2015 Loan"), compounded quarterly; following the occurrence of an event of default, as further specified in the Bridge Loan Agreement, the annual interest rate would increase to 15%. The March 2015 Loan was evidenced by a promissory note with a maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. As a condition to the Creditor's entry into the Bridge Loan Agreement, the Company issued the Creditor a Series L Stock Purchase Warrant (the "Series L Warrant") to purchase up to 500,000 shares of the Company's common stock, which are exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20; the Series L Warrant contains a provision allowing the Creditor to exercise the Series L Warrant on a cashless basis as further set forth therein.

The fair value of the Series L Warrant was $1.198 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: market price of common stock - $1.78 per share; estimated volatility - 76%; risk free interest rate – 1.55%; expected dividend rate - 0% and expected life – 4.5 years. This resulted in allocating $299,750 to the Series L Warrant and $300,250 to the March 2015 Loan. As a result, on March 4, 2015, the Company recorded a debt discount of $299,750 which is being accreted over the term of the March 2015 Loan.

Interest expense related to the March 2015 Loan amounted to $20,891 during the year ended August 31, 2015. Interest expense from the accretion of the debt discount related to the March 2015 Loan amounted to $293,234 during the year ended August 31, 2015. The remaining debt discount related to the Series L Warrant totaling $6,516 will be amortized during the quarter ended November 30, 2015.

Subsequent to year end, the maturity date of the March 2015 Loan was extended to December 31, 2016. As consideration the Company issued the Creditor a Series M Stock Purchase Warrant to purchase up to 100,000 shares of the Company's common stock through December 7, 2020, at an exercise price of $2.34 per share; the Series M Warrant contains a provision allowing the Creditor to exercise the Series M Warrant on a cashless basis as further set forth therein. The Company also agreed to extend the termination date of the Creditor's currently outstanding warrants to December 7, 2020.

NOTE 3 – Common Stock and Warrants

At August 31, 2015, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 26,572,615 shares of common stock outstanding and 3,315,831 shares reserved for issuance under the Company's 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted and approved by the Company's Board of Directors (the "Board") on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See "NOTE 4 - Stock Options").

During the year ended August 31, 2015, the Company had the following common stock related transactions:

•	issued 454,787 shares of common stock upon the cashless exercise of 625,000 Series G Warrants.

•	issued 1,751,216 shares of common stock as a result of the exercise of Series H Warrants for which the Company received $1,453,514.

•

issued 20,000 shares of common stock on January 26, 2015 to each of the Company's three directors pursuant to the 2006 Plan (60,000 shares total) valued at $1.40 per share, the closing price of the Company's common stock on the day the stock was granted (See "NOTE 6 - Related Party Transactions" below for additional information).

During the year ended August 31, 2014, the Company had the following common stock related transactions:

•	Issued a total of 81,899 shares of unrestricted common stock pursuant to the 2006 Plan as a result of the cashless exercise of 190,000 stock options.

•

Issued 10,000 shares of common stock to each of the Company's three directors (30,000 shares total) valued at $2.90 per share, the closing price of the Company's common stock on the day the stock was issued (See "NOTE 6 - Related Party Transactions" below for additional information).

Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of August 31, 2015 and 2014 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	August 31, 2015	August 31, 2014	Exercise Price	Expiration
Series G	-	625,000	$0.64	April 17, 2015
Series H	3,906	1,755,126	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	October 7, 2018
Series J	3,110,378	-	$1.12	November 9, 2019
Series K	3,110,378	-	$1.20	November 9, 2019
Series L	500,000	-	$1.20	March 4, 2020
Total	7,646,537	3,302,001

The Series G Warrant was issued on April 17, 2012, as a condition to the Investor entering into a $1 million loan agreement during 2012 (the "2012 Loan"). On April 10, 2015, the Company issued 454,787 net shares pursuant to the cashless exercise of 625,000 Series G Warrants. The Company did not receive any funds from this exercise. A Series H Warrant to purchase 825,435 shares was issued in connection with the 2012 Loan conversion. Series H Warrants to purchase 937,499 shares were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. During the year ended August 31, 2013, two holders of Series H warrants exercised 7,812 warrants. The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. In addition, there are a total of approximately 2,498,254 Series L Warrants issuable pursuant to the March 2015 Loan as described above under "NOTE 2 - Debt."

During the year ended August 31, 2015, the Company received $1,453,514 upon the exercise of Series H Warrants for 1,751,216 shares. No warrant exercises occurred during the year ended August 31, 2014.

NOTE 4 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,315,831 remain available for grant and 326,667 were issued pursuant to the exercise of vested options as of August 31, 2015. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of "plain vanilla" options:

	Years Ended August 31,
	2015	2014
Expected dividend yield	–	–
Expected stock price volatility	137.5%	154.0% – 154.5%
Risk-free interest rate	1.90%	2.21% – 2.41%
Expected term (in years)	7.67	7.67
Exercise price	$1.40	$2.90
Weighted-average grant date fair-value	$1.33	$2.68

A summary of the Company's stock option activity for the years ended August 31, 2015 and 2014 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2013	970,838	2.03
Grants	805,000	2.90
Exercises	(190,000)	1.65
Forfeitures	(260,001)	1.69
Outstanding at August 31, 2014	1,325,837	2.68
Grants	15,000	1.40
Forfeitures	(73,335)	2.46
Outstanding at August 31, 2015	1,267,502	2.68	7.37 years	$344,500
Exercisable at August 31, 2015	710,002	2.52	6.54 years	$335,650
Available for grant at August 31, 2015	3,315,831

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2015. The intrinsic value of the option changes based upon the fair market value of the Company's common stock. Since the closing stock price was $2.58 on August 31, 2015 and 395,834 outstanding options have an exercise price below $2.58 per share, as of August 31, 2015, there is intrinsic value to the Company's outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company's Consolidated Statements of Operations for the years ended August 31, 2015 and 2014:

	Years Ended August 31,
	2015	2014
Stock Compensation Expense:
Selling general and administrative expense	$420,488	$344,423
R&D expense	$16,286	$-

As of August 31, 2015, the Company had $282,879 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.5 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$ 0.80	15,000	7.31	$0.80	15,000	7.31	$0.80
1.40	15,000	9.30	1.40	7,500	9.30	1.40
1.65	320,000	4.17	1.65	320,000	6.02	1.65
2.30	2,500	6.66	2.30	2,500	6.66	2.30
2.50	10,000	5.60	2.50	10,000	5.60	2.50
2.55	33,334	3.03	2.55	33,334	3.03	2.55
2.90	805,000	8.41	2.90	255,000	8.39	2.90
4.98	16,667	2.53	4.98	16,667	2.53	4.98
5.94	50,001	5.32	5.94	50,001	5.32	5.94
Total	1,267,502	7.37	$2.68	710,002	6.54	$2.52

NOTE 5 - Net Loss Per Share

During the years ended August 31, 2015 and 2014, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

The following is the computation of basic and diluted net loss per share for the years ended August 31, 2015 and 2014:

	Years Ended August 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(8,092,744)	$(3,892,381)
Denominator:
Weighted average number of common shares outstanding	25,131,836	24,279,448
Basic and diluted EPS	$(0.32)	$(0.16)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt	2,498,254	2,624,651
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	2,498,254	5,249,303
Warrants	7,646,537	3,302,001
Stock options	1,267,502	1,325,837

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

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. During the years ended August 31, 2015 and 2014, the law firm of Sierchio & Partners, LLP provided $235,459 and $137,814, respectively, of legal services. At August 31, 2015, the Company owed Sierchio & Partners, LLP $20,335 which is included in accounts payable.

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

Additionally, during 2015, the Company received $765,156 upon the Investor's exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to the Company's $1.2 million self-directed financing.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at August 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$4,817,277	$4,421,974
Capitalized research and development	1,157,431	993,062
Depreciation	(5,615)	(2,625)
Stock based compensation	1,425,291	1,276,788
Research and development credit carry forward	310,797	256,417
Total deferred tax assets	7,705,181	6,945,616
Less: valuation allowance	(7,705,181)	(6,945,616)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $759,565 and $1,372,511 for the years ended August 31, 2015 and 2014, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2015 available to offset future federal taxable income, if any, of $14,168,462, which will fully expire by the fiscal year ended August 31, 2035. Accordingly, there is no current tax expense for the years ended August 31, 2015 and 2014. In addition, the Company has research and development tax credit carry forwards of $310,797 at August 31, 2015, which are available to offset federal income taxes and begin to expire during the fiscal year ending August 31, 2027.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2015 and 2014.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2015 and 2014:

	2015	2014
Income tax benefit at statutory rate	$2,751,533	$1,323,410
Permanent differences	(2,046,348)	(601)
Research and development credit	54,380	49,702
Change in valuation allowance	(759,565)	(1,372,511)
	$-	$-

The fiscal years 2013 through 2015 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 8 - Subsequent Events

Subsequent to year end, the maturity date of the March 2015 Loan was extended to December 31, 2016. As consideration the Company issued the Creditor a Series M Stock Purchase Warrant to purchase up to 100,000 shares of the Company's common stock through December 7, 2020, at an exercise price of $2.34 per share; the Series M Warrant contains a provision allowing the Creditor to exercise the Series M Warrant on a cashless basis as further set forth therein. The Company also agreed to extend the termination date of the Creditor's currently outstanding warrants to December 7, 2020.

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the "December 2015 Loan Agreement") with the Investor pursuant to which the Company may borrow up to $550,000; of which $400,000 was advanced on October 7, 2015 (the "December 2015 Loan"). The remaining $150,000 is available upon written request by the Company to the Investor. Following the occurrence of an event of default, as further specified in the December 2015 Loan Agreement; the annual interest rate would increase to 18%. The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10%, compounded quarterly, and a maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $3,000,000, or (b) September 1, 2016. The December 2015 Loan is convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty (30) day volume weighted average price of the Company's common stock. Also, as a condition to the Investor's entry into the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five (5) years, with an exercise price of $2.34; the Series M Warrant contains a provision allowing the Investor to exercise the Series M Warrant on a cashless basis as further set forth therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2015, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2015.

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

Name	Age	Current Position With Us	Director or Officer Since
John A. Conklin	55	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010
Alastair Livesey	58	Director	September 19, 2007
Joseph Sierchio	66	Director	July 24, 2008

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

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Partners LLP, our counsel, since May of 2007. Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May 2007. Prior thereto Mr. Sierchio was a partner at Eiseman Levine Learhaupt and Kakoyannis, PC. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of RenovaCare, Inc., which is engaged in the research and development of an organ regenerating technology. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.solarwindow.com. To access our Code of Ethics, click on "Investors", and then click on "Code of Ethics" located under "Corporate Governance."

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board. Our Corporate Governance Guidelines are available on our website at http://www.solarwindow.com. To access our Corporate Governance Guidelines, click on "Investors," and then click on "Corporate Governance Principles" located under "Corporate Governance."

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors; however, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Mr. Livesey is independent from our management and qualifies as an "independent director" under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2015, the Board held a total of ten meetings. All members of the Board attended at least 90% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended August 31, 2015.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee's recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at SolarWindow Technologies, Inc., Attention: John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044. The Board will review and respond to all correspondence received, as appropriate.

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

Summary Compensation Table

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the "CEO"); the Chief Financial Officer (the "CFO"); the Chief Operating Officer (the "COO") and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2015 and 2014 (the "Named Executive Officers").

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation($) (3)	Total ($)
John A. Conklin (4)	2015	$221,500	-	$28,000	-	$28,161	$277,661
President, Chief Executive Officer, Chief Financial Officer and Director	2014	$214,325	-	$29,000	$1,862,000	$25,702	$2,131,027

_____________

(1) Represents the issuance of 20,000 shares and 10,000 shares of common stock during the year ended August 31, 2015 and 2014, respectively, see "NOTE 3 – Common Stock and Warrants" and "NOTE 6 – Related Party Transactions" to the SolarWIndow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2) The amounts reported in the Option Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718 and do not include decreases for forfeited stock options. For information regarding significant factors, assumptions and methodologies used in calculating the fair value of stock options, see "Note 4 - Stock Options" to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(3) Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

(4) Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer and entered into an Employment Agreement with him on such date. Pursuant to Mr. Conklin's Employment Agreement, he is entitled to an annual salary and a stipend to cover medical insurance premiums. Effective January 1, 2012, Mr. Conklin's medical stipend was increased to $1,778 per month. Effective April 1, 2012, Mr. Conklin's annual salary was increased to $190,000 and Mr. Conklin was also awarded bonuses totaling $45,000 during 2012. Effective December 15, 2012, Mr. Conklin's medical stipend was increased to $1,925 per month and his annual salary was increased to $200,000. Mr. Conklin was awarded bonuses totaling $10,000 during 2013. On January 1, 2014, we and Mr. Conklin entered into a new employment agreement (the "2014 Employment Agreement") pursuant to which Mr. Conklin is paid an annual salary of $221,500 and a stipend of $2,214. Effective January 1, 2015, Mr. Conklin's medical stipend was increased to $2,391 per month Additionally, on January 27, 2014, pursuant to the 2014 Employment Agreement, Mr. Conklin received a grant of 700,000 stock options and forfeited 233,334 unvested performance based stock options originally granted on August 9, 2010, see "NOTE 6 – Related Party Transactions" to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

On January 9, 2014, for his service to the Company as a director we granted Mr. Conklin a stock option to purchase 30,000 shares of our common stock at an exercise price of $2.90 per share, see "NOTE 6 – Related Party Transactions" to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2015.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Conklin (1)	180,000	-	$1.65	8/9/2020
	40,000	-	$1.65	1/23/2023
	30,000	-	$2.90	1/9/2024
	150,000	550,000	$2.90	1/27/2024

_____________

(1) On August 9, 2010, we entered into an employment agreement with Mr. John A. Conklin, our President, Chief Executive Officer, and Chief Financial Officer. On January 23, 2013, we granted Mr. Conklin a stock option to purchase 40,000 shares of our common. On January 9, 2014, we granted a stock option to purchase 30,000 shares of our common stock. On January 27, 2014, pursuant to the 2014 Employment Agreement, we granted a stock option to purchase 700,000 shares of our common stock. For the terms of the employment agreement between us and Mr. Conklin, please refer to footnote (1) to the Summary Compensation table in "ITEM 11. EXECUTIVE COMPENSATION."

Employee directors are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

Potential Payments upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

On January 1, 2014, we entered into the 2014 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2014 Employment Agreement, Mr. Conklin will receive an annual salary of $221,500, medical insurance reimbursement stipend of $2,214 and a grant to purchase 700,000 stock options. Additionally, in the event that Mr. Conklin's employment is terminated without cause or a result of disability, he will be entitled to receive monthly salary payments as follows: 1) eight (8) monthly payments as in effect on the date of termination if terminated on or prior to December 31, 2014; 2) ten (10) monthly payments as in effect on the date of termination if terminated after December 31, 2014 but prior to December 31, 2015; 3) twelve (12) monthly payments as in effect on the date of termination if terminated after December 31, 2015 but prior to December 31, 2016; or 4) the lesser of (y) twelve (12) monthly payments as in effect on the date of termination, or (z) the remaining number of monthly payments as in effect on the date of termination due to the Executive through the Expiration Date if this Agreement is terminated after December 31, 2016. Upon termination of the 2014 Employment Agreement no further stock options will vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the termination date and Mr. Conklin has the right to exercise the vested options within 120 days from the termination date, after which all unexercised vested options will terminate.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees. Our Board determines the non-employee directors' compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•	compensation should align the directors' interests with the long-term interests of stockholders; and

•	compensation should assist with attracting and retaining qualified directors.

For their services as directors and actual expenses incurred to attend meetings of the Board, non-employee directors received $4,250 per quarter. Directors are entitled to participate in, and have been issued options under, our 2006 Plan.

The following table provides information as to compensation for services of the non-employee directors during the fiscal years ended August 31, 2015 and 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Alastair Livesey	17,000	28,000	-	45,000
Joseph Sierchio	17,000	28,000	-	45,000
Total 2015 director compensation	34,000	56,000	-	90,000

Alastair Livesey (3)	17,000	29,000	84,300	130,300
Joseph Sierchio (3)	17,000	29,000	84,300	130,300
Total 2014 director compensation	34,000	58,000	168,600	260,600

_______________

(1)Represents the issuance of 20,000 shares and 10,000 shares of common stock during the year ended August 31, 2015 and 2014, respectively, see "NOTE 3 – Common Stock and Warrants" to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2)This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see "Note 4 - Stock Options" in the consolidated notes to the financial statements included in this Form 10-K.

(3)On January 9, 2014, the Board approved, and we granted, a stock option to each of our directors to purchase 30,000 shares of our common stock at an exercise price of $2.90 per share, the fair market value of our common stock on the date of grant. Each stock option expires ten years from the date the applicable stock option agreement was executed, on January 9, 2024, and vests as follows: (a) 15,000 shares vest immediately on the date of grant and (b) 15,000 shares on December 31, 2014. The stock options are further subject to the terms and conditions of a stock option agreement between us and each director. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be one of our directors. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 8, 2015 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
John A. Conklin (3)	430,000	1.59
Alastair Livesey (4)	133,334	*
Joseph Sierchio (5)	141,668	*
All Directors and Officers as a Group (3 people)	705,002	2.59

5% Shareholders
Kalen Capital Corporation (6) The Kalen Capital Building 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	21,682,541	55.48

1420524 Alberta Ltd. (6) 4979 Edendale Court West Vancouver, BC	3,536,238	13.31

1420468 Alberta Ltd. (7) 54-8533 Cumberland Pl Burnaby, BC	1,487,621	5.47

___________

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

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 26,572,615 shares of common stock issued and outstanding on a fully diluted basis as of December 8, 2015. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 30,000 shares of common stock issued to Mr. Conklin for his service as a member of our Board of Directors and 400,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 550,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested. Mr. Conklin has entered into a lock-up agreement restricting him from selling 15,000 of his shares through December 15, 2015.

(4) Includes 30,000 shares of common stock issued to Mr. Livesey for his service as a member of our Board of Directors and 103,334 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Mr. Livesey entered into a lock-up agreement restricting him from selling 15,000 of his shares through December 15, 2015.

(5) Includes 8,334 shares of common stock owned by Mr. Sierchio, 30,000 shares of common stock issued to Mr. Sierchio for his service as a member of our Board of Directors and 103,334 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Mr. Sierchio entered into a lock-up agreement restricting him from selling from selling 15,000 of his shares through December 15, 2015.

(6) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of December 8, 2015, based upon the review of our transfer records as of said date and includes: (a) 9,173,404 shares owned by Kalen Capital Corporation and its wholly owned subsidiaries; (b) 921,875 shares issuable upon exercise of a Series I Warrant; (c) 3,110,378 shares issuable upon exercise of a Series J Warrant; (d) 3,110,378 shares issuable upon exercise of a Series K Warrant; (e) 2,545,753 shares issuable upon conversion of the 2015 Loan Agreement; (f) 2,545,753 shares issuable upon exercise of a warrant issuable upon conversion of the 2015 Loan Agreement (assuming the 2015 Loan Agreement was converted as of December 7, 2015, at a conversion price of $1.37. As of the date of this report we have not received a notice of conversion from Kalen Capital Corporation); and (g) 275,000 shares issuable upon exercise of a Series M Warrant. The number of shares reflected above do not include (1) 3,536,238 shares beneficially owned by 1420524 Alberta Ltd., a private Alberta corporation, wholly owned by Paul Barbiero, as the trustee under the KJR Family Trust dated August 28, 2008, for the benefit of Kalen Jai Rayat. Kalen Jai Rayat is Mr. Rayat's son, or (2) the 1,487,621 shares beneficially owned by 1420468 Alberta Ltd., a private Alberta corporation, wholly owned by Jasbinder Chohan, as the trustee under the TJR Family Trust dated August 28, 2008, for the benefit of Talia Jevan Rayat, Mr. Rayat's daughter (see footnote 7 for additional information regarding 1420468 Alberta Ltd.'s share ownership). Mr. Rayat is not a beneficiary or trustee of the aforementioned trusts and disclaims beneficial ownership of all shares owned by each of his children's trusts.

(7) Includes 500,000 shares issuable upon exercise of the Series L Warrant issued to 1420468 Alberta Ltd. as part of the Bridge Loan Agreement entered into between us and 1420468 Alberta Ltd and 100,000 shares issuable upon exercise of the Series N Warrant issued to 1420468 Alberta Ltd. as part of the amendment to the Bridge Loan Agreement pursuant to which 1420468 Alberta Ltd. agreed to extend the maturity of the loan to December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" entered into between us and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. We are required to report any transaction or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

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

The following are related party transactions for the fiscal years ended August 31, 2015 and 2014:

On October 7, 2013 (the "Closing Date"), we entered into a Bridge Loan Agreement (the "2013 Loan Agreement") with Kalen Capital Corporation (the "Investor"), a private corporation owning in excess of 10% of our issued and outstanding shares of common stock. Pursuant to the 2013 Loan Agreement, we received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the "2013 Note") due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the "Series I Warrant") allowing the holder to purchase up to 921,875 shares of our common stock at an initial exercise price of $1.37 for a period of five (5) years. The Series I Warrant is exercisable on a "cashless basis." According to the original terms of the 2013 Loan Agreement, the Investor may have elected, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the "Series J Warrant"); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the "Series K Warrant").

On November 10, 2014, we entered into an Amended Bridge Loan Agreement (the "2015 Loan Agreement") with Investor pursuant to which we and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the "Amended Note"). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of our equity securities (collectively, the "Units"), with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock (the "Warrant"). The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of our common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of our common stock prior to conversion. The Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

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

Additionally, during 2015, we received $765,156 upon Investor's exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to our $1.2 million self-directed financing.

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the our directors, is a principal, has provided us counsel since our inception. During the years ended August 31, 2015 and 2014, the law firm of Sierchio & Partners, LLP provided $235,459 and $137,814, respectively, of legal services. At August 31, 2015, we owed Sierchio & Partners, LLP $20,335 which is included in accounts payable.

For related party transactions that do not exceed $120,000 please see "Note 6 - Related Party Transactions" in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to "Director Independence" under the section titled "CORPORATE GOVERNANCE" in "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP ("Peterson Sullivan") currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2015. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2015 and 2014:

	Year EndedAugust 31,
	2015	2014
Audit fees	$26,300	$19,373
Audit-related fees	7,871	3,521
Tax fees	2,700	2,500
Total fees	$36,871	$25,394

Audit Fees

Audit fees for the years ended August 31, 2015 and 2014, totaled $26,300 and $19,373, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2015 and 2014.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2015 and 2014, totaled $7,871 and $3,521, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2015 and 2014, totaled $2,700 and $2,500, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of August 31, 2015 and 2014;

•	Consolidated Statements of Operations for the years ended August 31, 2015 and 2014;

•	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended August 31, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the years ended August 31, 2015 and 2014; and

•	Notes to Consolidated Financial Statements

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

SolarWindow Technologies, Inc.
(Registrant)

December 11, 2015	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer, Chief	December 11, 2015
John A. Conklin	Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Alastair Livesey	Director	December 11, 2015
Alastair Livesey

/s/ Joseph Sierchio	Director	December 11, 2015
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2

Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.2	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.3	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.4	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.5	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.6	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.7	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.8	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.9	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

10.1	Bridge Loan Agreement by and between the Company and 1420468 Alberta Ltd. dated March 4, 2015 (Incorporated by reference to Form 8-K filed on March 10, 2015)

23.1	Consent of Peterson Sullivan, LLP*

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

*Filed herewith.

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

