Form 10-Q
period 2015-11-30
SolarWindow Technologies, Inc.
filed 2016-01-14
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,944,721 shares of common stock, par value $0.001, were outstanding on January 7, 2016.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2015 AND AUGUST 31, 2015

	November 30,	August 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169,057	$228,465
Deferred research and development costs	23,443	106,135
Prepaid expenses and other current assets	29,020	21,152
Total current assets	221,520	355,752

Equipment, net of accumulated depreciation of $30,531 and $27,751, respectively	30,055	30,535
Total assets	$251,575	$386,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$90,123	$97,438
Interest payable to related party	514,065	443,498
Bridge note, net of discount of $0 and $6,516	600,000	593,484
Convertible promissory notes payable to related party, net of discount of $623,558 and $879,808, respectively	2,776,447	2,120,192
Total current liabilities	3,980,635	3,254,612

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 26,572,615 shares issued and outstanding at November 30, 2015 and August 31, 2015	26,572	26,572
Additional paid-in capital	26,607,331	26,144,117
Retained deficit	(30,362,963)	(29,039,014)
Total stockholders' equity (deficit)	(3,729,060)	(2,868,325)
Total liabilities and stockholders' equity (deficit)	$251,575	$386,287

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

	Three Months Ended November 30,
	2015	2014

Revenue	$-	$-

Operating expense
Selling, general and administrative	441,694	566,291
Research and development	148,922	179,321
Total operating expense	590,616	745,612

Loss from operations	(590,616)	(745,612)

Other income (expense)
Interest expense	(70,567)	(55,727)
Accretion of debt discount	(662,766)	(2,457,910)
Total other income (expense)	(733,333)	(2,513,637)

Net loss	$(1,323,949)	$(3,259,249)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	26,572,615	24,308,495

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND YEAR ENDED AUGUST 31, 2015

			Additional		Total Stockholders'
	Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2014	24,306,612	$24,306	$20,872,345	$(20,946,270)	$(49,619)

Stock based compensation related to restricted stock issuance	60,000	60	83,940	-	84,000
Stock based compensation due to common stock purchase options	-	-	436,774	-	436,774
Exercise of Series G warrants	454,787	455	(455)	-	-
Exercise of Series H warrants	1,751,216	1,751	1,451,763	-	1,453,514
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	3,000,000
Discount on $600,000 bridge loan due to detachable warrants	-	-	299,750	-	299,750
Net loss for the year ended August 31, 2015	-	-	-	(8,092,744)	(8,092,744)
Balance, August 31, 2015	26,572,615	26,572	26,144,117	(29,039,014)	(2,868,325)

Stock based compensation due to common stock purchase options	-	-	63,214	-	63,214
Discount on convertible promissory note due to detachable warrants	-	-	234,360	-	234,360
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the three months ended November 30, 2015	-	-	-	(1,323,949)	(1,323,949)
Balance, November 30, 2015 (Unaudited)	26,572,615	$26,572	$26,607,331	$(30,362,963)	$(3,729,060)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

	Three Months Ended November 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,323,949)	$(3,259,249)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,780	1,831
Stock based compensation expense	63,214	157,646
Accretion of debt discount	662,766	2,457,910
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	82,692	-
Decrease (increase) in prepaid expenses and other current assets	(7,868)	(7,998)
Increase (decrease) in accounts payable	(7,315)	75,828
Increase (decrease) in accrued liabilities	70,567	55,727
Net cash used in operating activities	(457,113)	(518,305)

Cash flows from investing activity
Purchase of equipment	(2,300)	(14,208)
Net cash used in investing activity	(2,300)	(14,208)

Cash flows from financing activities
Proceeds from the exercise of warrants	-	3,242
Proceeds from promissory notes	400,005	-
Net cash provided by financing activities	400,005	3,242

Decrease in cash and cash equivalents	(59,408)	(529,271)

Cash and cash equivalents at beginning of period	228,465	785,237

Cash and cash equivalents at end of period	$169,057	$255,966

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued	$234,360	$3,000,000
Debt discount recorded for beneficial conversion feature	$165,640	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the "Company") as of November 30, 2015, and for the three months ended November 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries, Kinetic Energy Corporation ("KEC"), and New Energy Solar Corporation ("New Energy Solar"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $30,362,963 as of November 30, 2015, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

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

As of November 30, 2015, the Company had cash of $169,057 and commitments for an additional loan of $150,000. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through January 2016.

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

NOTE 2 - Debt

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the "December 2015 Loan Agreement") with Kalen Capital Corporation (the "Investor"), a private corporation owning in excess of 10% of the Company's issued and outstanding shares of common stock. Pursuant to the December 2015 Loan Agreement, the Company may borrow up to $550,000; of which $400,005 was advanced on October 7, 2015 (the "October 2015 Loan Advance") and $150,000 on December 22, 2015 (the "December 2015 Loan Advance") (collectively, the "December 2015 Loan"). Following the occurrence of an event of default, as further specified in the December 2015 Loan Agreement; the annual interest rate would increase to 18%. The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10%, compounded quarterly, and a maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $3,000,000, or (b) September 1, 2016. The December 2015 Loan is convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty (30) day volume weighted average price of the Company's common stock. Also, as a condition to the Investor's entry into the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five (5) years, with an exercise price of $2.34; the Series M Warrant contains a provision allowing the Investor to exercise the Series M Warrant on a cashless basis as further set forth therein.

The Company first allocated October 2015 Loan Advance principal between the October 2015 Loan Advance and the Series M Warrants based upon their relative fair values. The estimated fair value of the Series M Warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $3.01 per share; estimated volatility - 79%; 5-year risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 5 years. This resulted in allocating $234,360 to the Series M Warrants and $165,640 to the October 2015 Loan Advance. Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the October 2015 Loan Advance and the total price to convert based on the effective conversion price. The calculated intrinsic value was $348,890. As this amount resulted in a total debt discount that exceeds the October 2015 Loan Advance proceeds, the amount recorded for the beneficial conversion feature was limited to principal amount of the October 2015 Loan Advance. The resulting $400,005 discount is being accreted over the 9 month term of the October 2015 Loan Advance.

March 4, 2015, $600,000 Bridge Loan

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

The fair value of the Series L Warrant was $1.198 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: market price of common stock - $1.78 per share; estimated volatility - 76%; risk free interest rate - 1.55%; expected dividend rate - 0% and expected life - 4.5 years. This resulted in allocating $299,750 to the Series L Warrant and $300,250 to the March 2015 Loan. As a result, on March 4, 2015, the Company recorded a debt discount of $299,750 which is being accreted over the term of the March 2015 Loan.

On December 7, 2015, the maturity date of the March 2015 Loan was extended to December 31, 2016. As consideration the Company issued the Creditor a Series M Stock Purchase Warrant to purchase up to 100,000 shares of the Company's common stock through December 7, 2020, at an exercise price of $2.34 per share; the Series M Warrant contains a provision allowing the Creditor to exercise the Series M Warrant on a cashless basis as further set forth therein. The Company also agreed to extend the expiration date of the Series L Warrant to December 7, 2020.

Interest expense and accretion of the debt discount related to the March 2015 Loan amounted to $10,835 and $6,516, respectively, during the three months ended November 30, 2015.

Convertible Promissory Note

On October 7, 2013 (the "Closing Date"), the Company entered into a Bridge Loan Agreement (the "2013 Loan Agreement") with the Investor. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the "2013 Note") due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the "Series I Warrant") for the purchase up to 921,875 shares of the Company's common stock at an initial exercise price of $1.37 for a period of five (5) years. The Series I Warrant is exercisable on a "cashless basis" and was unexercised as of November 30, 2015. According to the original terms of the 2013 Loan Agreement, the Investor may have elected, in its sole discretion, to convert all or any portion of the outstanding principal amount of the 2013 Note, and any or all accrued and unpaid interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the "Series J Warrant"); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the "Series K Warrant").

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the "2015 Loan Agreement") with Investor pursuant to which the Company and Investor amended the 2013 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2015 (the "Amended Note"). According to the terms of the 2015 Loan Agreement, the Investor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Amended Note, and any or all accrued and unpaid interest thereon into units of the Company's equity securities (collectively, the "Units"), with each Unit consisting of (a) one share of common stock; and (b) one Series L Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company's common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Series L Warrant included in the Units issued upon conversion being equal to sixty percent (60%) of the 20 day average closing price of the Company's common stock prior to conversion. The Series L Warrant will be exercisable for a period of five years from the date of issuance and will be exercisable on a cashless basis.

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

For accounting purposes, the modification to the 2013 Loan Agreement did not result in a gain or loss, as an extinguishment under accounting principles generally accepted in the United States, due to the related party nature of the transaction. As described above, the 2015 Loan Agreement resulted in the issuance of a Series J Warrant and a Series K Warrant. Prior to the 2015 Loan Agreement, the Series J and Series K Warrants were to be issued to the Investor only upon the Investor's election to convert the 2013 Note (according to the original terms of the 2013 note). Also as a result of the 2015 Loan Agreement, the principal amount of the Amended Note and accrued interest thereon is convertible into Units. As such, the fair value of the Series L Warrant, representing the value exchanged for the modification of the conversion option associated with the 2013 Loan Agreement, was recognized as a discount to the Amended Note with a corresponding increase in additional paid-in capital. The fair value of the Series L Warrant was $1.16 per share. The fair value of the Series L Warrant was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $1.28 per share; estimated volatility - 138%; risk free interest rate - 1.57%; expected dividend rate - 0% and expected life - 5 years. Based on the terms of the Amended Note, 3,142,359 warrants were issuable on November 10, 2014 with a fair value of $3,645,137 (3,142,359 Warrants x $1.16 per share). The debt discount is limited to the face value of the Amended Note. As a result, on November 10, 2014, the Company recorded a debt discount of $3,000,000 which is being accreted over the term of the Amended Note using the effective interest method.

Interest expense related to the 2013 Loan Agreement as amended amounted to $59,732 and $55,727 during the three months ended November 30, 2015 and 2014, respectively.

During the three months ended November 30, 2015 and 2014, the Company recognized $656,250 and $2,457,910, respectively, of accretion of debt discount. The 2014 expense of $2,457,910 includes $2,313,680 of accretion related to the debt discount originally recorded on the 2013 Note and $144,230 related to the Series L Warrant issuable pursuant to the 2015 Loan Agreement. The remaining debt discount related to the Series L Warrants and totaling $223,558 will be amortized during the quarter ended February 29, 2016.

NOTE 3 - Common Stock and Warrants

At November 30, 2015, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 26,572,615 shares of common stock outstanding and 3,332,498 shares reserved for issuance under the Company's 2006 Long-Term Incentive Plan (the "2006 Plan") as adopted and approved by the Company's Board of Directors (the "Board") on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See "NOTE 4 - Stock Options").

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

Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of November 30, 2015 and August 31, 2015 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	November 30, 2015	August 31, 2015	Exercise Price	Expiration
Series G	-	-	$0.64	April 17, 2015
Series H	3,906	3,906	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	October 7, 2018
Series J	3,110,378	3,110,378	$1.12	November 9, 2019
Series K	3,110,378	3,110,378	$1.20	November 9, 2019
Series L	500,000	500,000	$1.20	March 4, 2020
Total	7,646,537	7,646,537

The Series G Warrant was issued on April 17, 2012, as a condition to the Investor entering into a $1 million loan agreement during 2012 (the "2012 Loan"). On April 10, 2015, the Company issued 454,787 net shares pursuant to the cashless exercise of 625,000 Series G Warrants. The Company did not receive any funds from this exercise. A Series H Warrant to purchase 825,435 shares was issued in connection with the 2012 Loan conversion. Series H Warrants to purchase 937,499 shares were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. During the year ended August 31, 2013, two holders of Series H warrants exercised 7,812 warrants. The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. In addition, there are a total of approximately 2,541,853 Series L Warrants issuable pursuant to the March 2015 Loan as described above under "NOTE 2 - Debt."

No warrants were issued, exercised or canceled during the three months ended November 30, 2015. During the year ended August 31, 2015, the Company received $1,453,514 upon the exercise of Series H Warrants for 1,751,216 shares.

NOTE 4 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,332,498 remain available for grant and 326,667 were issued pursuant to the exercise of vested options as of November 30, 2015. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of "plain vanilla" options:

Year Ended
August 31, 2015
Expected dividend yield	-
Expected stock price volatility	137.5%
Risk-free interest rate	1.90%
Expected term (in years)	7.67
Exercise price	$1.40
Weighted-average grant date fair-value	$1.33

A summary of the Company's stock option activity for the three months ended November 30, 2015 and 2014 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2014	1,325,837	2.68
Grants	15,000	1.40
Forfeitures	(73,335)	2.46
Outstanding at August 31, 2015	1,267,502	2.68
Forfeitures	(16,667)	5.94
Outstanding at November 30, 2015	1,250,835	2.63	7.21 years	$651,292
Exercisable at November 30, 2015	693,335	2.43	6.44 years	$556,417
Available for grant at November 30, 2015	3,332,498

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2015. The intrinsic value of the option changes based upon the fair market value of the Company's common stock. Since the closing stock price was $3.05 on November 30, 2015 and 1,200,834 outstanding options have an exercise price below $3.05 per share, as of November 30, 2015, there is intrinsic value to the Company's outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company's Consolidated Statements of Operations for the three months ended November 30, 2015 and 2014:

	Three Months Ended November 30,
	2015	2014
Stock Compensation Expense:
Selling general and administrative expense	$61,556	$154,133
R&D expense	$1,658	$3,513

As of November 30, 2015, the Company had $219,665 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.25 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	7.06	$0.80	15,000	7.06	$0.80
1.40	15,000	9.05	1.40	7,500	9.05	1.40
1.65	320,000	3.98	1.65	320,000	5.77	1.65
2.30	2,500	6.41	2.30	2,500	6.41	2.30
2.50	10,000	5.35	2.50	10,000	5.35	2.50
2.55	33,334	2.78	2.55	33,334	2.78	2.55
2.90	805,000	8.16	2.90	255,000	8.14	2.90
4.98	16,667	2.28	4.98	16,667	2.28	4.98
5.94	33,334	5.07	5.94	33,334	5.07	5.94
Total	1,250,835	7.21	$2.63	693,335	6.44	$2.43

NOTE 5 - Net Loss Per Share

During the three months ended November 30, 2015 and 2014, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2015 and 2014:

	Three Months Ended
	November 30,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,323,949)	$(3,259,249)
Denominator:
Weighted average number of common shares outstanding	26,572,615	24,308,495
Basic and diluted EPS	$(0.05)	$(0.13)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible debt	2,541,853	3,248,878
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)	2,541,853	3,248,878
Warrants	7,646,537	9,518,851
Stock options	1,250,835	1,314,170
Total shares not included in the computation of diluted losses per share	13,981,078	17,330,777

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

The Company grants stock options and common stock for services rendered by certain individuals, including the Company's non-employee directors and sole officer, Mr. Conklin. During the three months ended November 30, 2015 and 2014, the Company recognized net compensation expense related to stock options issued to our non-employee directors and executive of $63,214 and $152,083, respectively.

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. During the three months ended November 30, 2015 and 2014, the law firm of Sierchio & Partners, LLP provided $46,965 and $48,910, respectively, of legal services. At November 30, 2015, the Company owed Sierchio & Partners, LLP $15,000 which is included in accounts payable.

On October 7, 2013, the Company entered into the 2013 Loan Agreement with Investor and on November 10, 2014, the Company and Investor entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note's maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock. For more information, see "NOTE 2 - Debt" above.

On December 7, 2015, the Company entered into a Bridge Loan Agreement with the Investor pursuant to which the Company may borrow up to $550,000; of which $400,000 was advanced on October 7, 2015. As a condition to the Investor's entry into the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five (5) years, with an exercise price of $2.34. For more information, see "NOTE 2 - Debt" above.

During 2015, the Company received $765,156 upon the Investor's exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to the Company's $1.2 million self-directed financing.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 - Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended November 30, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement with the Investor pursuant to which the Company may borrow up to $550,000; of which $400,005 was advanced to the Company on October 7, 2015, and the remaining $150,000 was forwarded to the Company on December 22, 2015; see "Note 2 - Debt" above for additional information.

March 2015 $600,000 Loan Amendment and Related Warrant Transactions

On December 7, 2015, the maturity date of the March 2015 Loan was extended to December 31, 2016. As consideration the Company issued the Creditor a Series M Stock Purchase Warrant to purchase up to 100,000 shares of the Company's common stock through December 7, 2020, at an exercise price of $2.34 per share; the Series M Warrant contains a provision allowing the Creditor to exercise the Series M Warrant on a cashless basis as further set forth therein.

The fair value of the Series M Warrant was $2.058 and was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $2.34; market price of common stock - $3.01 per share; estimated volatility - 79%; risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 5 years. The Company recorded $205,800 as a debt discount related to the 100,000 Series M Warrants and will amortize through December 31, 2016.

Additionally, the expiration date of the currently outstanding Series L Warrant allowing the Creditor to purchase up to 500,000 shares of common stock was extended from March 4, 2020 to December 7, 2020. The difference in fair value of the Series L Warrant as a result of the extension of the expiration date was $33,000 and was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.2; market price of common stock - $3.01 per share; estimated volatility - 79%; risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 5 years for the new warrant and 4.24 years for the original warrant. The Company recorded $33,000 as a debt discount related to the 500,000 Series L Warrant expiration date extension and will amortize through December 31, 2016.

2015 Loan Agreement

On December 31, 2015, the Company entered into a Second Amended Bridge Loan Agreement (the "2015 Second Amended Loan Agreement") with Investor pursuant to which the Company and Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017 (the "Second Amended Note").

In order to induce Investor to enter into the 2015 Second Amended Loan Agreement and extend the maturity date of the 2013 Note, the Company issued a Series N Warrant to purchase 767,000 shares of its common stock at an exercise price of $3.38. The Series N Warrant is exercisable through December 31, 2020 and contains a provision allowing the Investor to exercise the warrant on a cashless basis as further set forth therein.

Additionally, as consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of all of Investor's existing warrants, including the following:

•	Series I Warrant to purchase 921,875 shares of common stock; maturity date extended from October 6, 2018 to December 31, 2020;

•	Series J Warrant to purchase 3,110,378 shares of common stock; maturity date extended from November 9, 2019 to December 31, 2020;

•	Series K Warrant to purchase 3,110,378 shares of common stock; maturity date extended from November 9, 2019 to December 31, 2020; and

•	Series M Warrant to purchase 275,000 shares of common stock; maturity date extended from December 7, 2020 to December 31, 2020.

Exercise of Stock Purchase Options

On December 17, 2015, John Conklin, the Company's President & CEO, exercised 400,000 stock purchase options on a cashless basis resulting in the issuance of 195,139 shares of common stock.

On December 18, 2015, Joseph Sierchio, a director, exercised 86,670 stock purchase options on a cashless basis resulting in the issuance of 47,567 shares of common stock.

On December 18, 2015, Alastair Livesey, a director, exercised 70,000 stock purchase options on a cashless basis resulting in the issuance of 39,400 shares of common stock.

Modification #7 to the Cooperative Research and Development Agreement with

On December 28, 2015, the Company entered into Modification #7 to the Cooperative Research and Development Agreement ("Modification #7") with the Alliance for Sustainable Energy, LLC, operator of The National Renewable Energy Laboratory ("NREL") under its U.S. Department of Energy contract, previously entered into between the Company and NREL. The purpose of Modification #7 is to extend the date pursuant to which NREL's researchers will make use of the Company's exclusive intellectual property and NREL's background intellectual property in order to work towards specific product development goals. Specifically, the Company is preparing to commercialize the company's OPV-based SolarWindow™ transparent electricity-generating coatings for building-integrated photovoltaic (BIPV), and glass and flexible substrate applications. Under this Modification #7, the Company and NREL will work jointly towards achieving specific commercialization goals and objectives.

Director Stock Awards

On January 5, 2016, the Company compensated its directors by issuing 30,000 shares of common stock to each of its three directors for a total issuance of 90,000 shares. The closing price of our stock on the issuance date was $3.75 resulting in expense of $337,500. As part of the issuance, each of the directors entered into a lock-up agreement restricting the sale of 75% of the issued shares for a period of one year.

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

As of November 30, 2015, we had negative working capital of $3,759,115, cash of $169,057 and commitments for an additional loan of $150,000. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through January 2016. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended November 30, 2015 Compared with the Three Months Ended November 30, 2014

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2015 and 2014 follows:

	Three months ended November 30,		Increase/	Percentage
	2015	2014	(Decrease)	Change
Operating expense
Selling, general and administrative	$380,138	$408,645	$(28,507)	-7
Research and development	147,265	179,321	(32,057)	-18
Stock compensation	63,214	157,646	(94,432)	-60
Total operating expense	$590,616	$745,612	$(154,996)	-21

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended November 30, 2015, we experienced a decrease in professional fees and investor communications related fees offset by increases in travel and general costs.

Research and Development

Research and development ("R&D") costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs decreased during the three months ended November 30, 2015 as a result of slightly more R&D related activity in the prior year.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense decreased during the three months ended November 30, 2015 compared to the same period last year due to the lack of stock option grants and stock issuances in the current period in addition to the decay of option related compensation expense associated with grants made in prior periods.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2015 and 2014 follows:

	Three Months Ended November 30,
	2015	2014	Change
Other income (expense)
Interest expense	$(70,567)	$(55,727)	$14,840
Accretion of debt discount	(662,766)	(2,457,910)	$(1,795,144)
Total other income (expense)	$(733,333)	$(2,513,637)	$(1,780,304)

"Interest expense" relates to the stated interest of our convertible promissory notes and bridge note. "Accretion of debt discount" represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained in our notes. The amounts under each column relate to the 2013 Note and amendment thereto and to a lesser extent to the Series L Warrants issued in connection with the $600,000 bridge loan financing on March 4, 2015. See "NOTE 2 - Debt" to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have an accumulated deficit of $30,362,963 through November 30, 2015. Included in the deficit are non-cash expenses totaling $11,627,972 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the "start-up" nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. At November 30, 2015, we had a cash and cash equivalent balance of $169,057 and a commitment to borrow up to $150,000 which was funded on December 22, 2015. We have financed our operations primarily from the sale of equity and debt securities.

Net cash used in operating activities was $457,113 for the three months ended November 30, 2015, compared to net cash used in operating activities of $518,305 for the three months ended November 30, 2014. The decrease in cash used in operating activities of $61,192 substantially reflects decreases in amounts paid for general, administrative and research and development expenses.

Net cash used in investing activities was $2,300 for the three months ended November 30, 2015, compared to net cash used in investing activities of $14,208 for the three months ended November 30, 2014. Cash used in investing activities substantially reflects amounts paid for office equipment.

Net cash provided by financing activities was $400,005 for the three months ended November 30, 2015, compared to $3,242 for the three months ended November 30, 2014. Cash provided by financing activities during the three months ended November 30, 2015 was from the receipt of a bridge loan whereas cash provided by financing activities during the three months ended November 30, 2014 was from the exercise of Series H Stock Purchase Warrants.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2015, we have lease payments of $1,150 each month under our month-to-month corporate and other office operating leases.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.2	Form of Series M Warrant (Incorporated by reference to Form 8-K filed on December 11, 2015)

10.1	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

______________________

*	Filed herewith

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

SolarWindow Technologies, Inc. (Registrant)

Date: January 13, 2016	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

