Form 10-Q
period 2016-02-29
SolarWindow Technologies, Inc.
filed 2016-04-14
CIK 1071840

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,562,721 shares of common stock, par value $0.001, were outstanding on April 13, 2016.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 29, 2016

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 2016 AND AUGUST 31, 2015

	February 29,	August 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$188,713	$228,465
Deferred research and development costs	176,201	106,135
Prepaid expenses and other current assets	29,022	21,152
Total current assets	393,936	355,752

Equipment, net of accumulated depreciation of $33,439 and $27,751, respectively	27,148	30,535
Total assets	$421,084	$386,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$179,576	$97,438
Related party payables	25,720	-
Interest payable to related party	54,824	443,498
Bridge note, net of discount of $187,366 and $6,516	412,634	593,484
Convertible promissory notes payable to related party, net of discount of $315,515 and $879,808, respectively	234,495	2,120,192
Derivative liability	396,270	-
Total current liabilities	1,303,519	3,254,612

Convertible promissory notes payable to related party, net of discount of $2,273,574	726,426	-
Interest payable to related party	543,113	-
Total liabilities	2,573,058	3,254,612

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 26,944,721 and 26,572,615 shares issued and outstanding at February 29, 2016 and August 31, 2015	26,944	26,572
Additional paid-in capital	29,518,828	26,144,117
Common stock issuable	474,300	-
Retained deficit	(32,172,046)	(29,039,014)
Total stockholders' equity (deficit)	(2,151,974)	(2,868,325)
Total liabilities and stockholders' equity (deficit)	$421,084	$386,287

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	868,495	662,473	1,310,189	1,221,950
Research and development	162,937	153,359	311,859	339,493
Total operating expense	1,031,432	815,832	1,622,048	1,561,443

Loss from operations	(1,031,432)	(815,832)	(1,622,048)	(1,561,443)

Other income (expense)
Interest expense	(83,871)	(56,077)	(154,438)	(111,804)
Accretion of debt discount	(621,555)	(649,038)	(1,284,321)	(3,106,948)
Change in fair value of derivative liability	(72,225)	-	(72,225)	-
Total other income (expense)	(777,651)	(705,115)	(1,510,984)	(3,218,752)

Net loss	$(1,809,083)	$(1,520,947)	$(3,133,032)	$(4,780,195)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.06)	$(0.12)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	26,866,729	24,931,888	26,719,672	24,620,165

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 AND YEAR ENDED AUGUST 31, 2015

	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Issuable	Deficit	(Deficit)
Balance, August 31, 2014	24,306,612	$24,306	$20,872,345	$-	$(20,946,270)	$(49,619)

Stock based compensation related to restricted stock issuance	60,000	60	83,940	-	-	84,000
Stock based compensation due to common stock purchase options	-	-	436,774	-	-	436,774
Exercise of Series G warrants	454,787	455	(455)	-	-	-
Exercise of Series H warrants	1,751,216	1,751	1,451,763	-	-	1,453,514
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	-	3,000,000
Discount on $600,000 bridge loan due to detachable warrants	-	-	299,750	-	-	299,750
Net loss for the year ended August 31, 2015	-	-	-	-	(8,092,744)	(8,092,744)
Balance, August 31, 2015	26,572,615	26,572	26,144,117	-	(29,039,014)	(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	-	337,500
Exercise of stock options	282,106	282	(282)	-	-	-
February 2016 Private Placement	-	-	(324,045)	474,300	-	150,255
Stock based compensation due to common stock purchase options	-	-	187,176	-	-	187,176
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	-	165,640
Net loss for the six months ended February 29, 2016	-	-	-	-	(3,133,032)	(3,133,032)
Balance, February 29, 2016	26,944,721	$26,944	$29,518,828	$474,300	$(32,172,046)	$(2,151,974)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Six Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities
Net loss	$(3,133,032)	$(4,780,195)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,688	4,190
Stock based compensation expense	524,676	362,954
Change in fair value of derivative liability	72,225	-
Accretion of debt discount	1,284,321	3,106,948
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(70,066)	-
Decrease (increase) in prepaid expenses and other current assets	(7,870)	(14,765)
Increase (decrease) in accounts payable	82,137	105,213
Increase (decrease) in related party payable	25,720	-
Increase (decrease) in accrued liabilities	154,439	111,804
Net cash used in operating activities	(1,061,762)	(1,103,851)

Cash flows from investing activity
Purchase of equipment	(2,300)	(15,560)
Net cash used in investing activity	(2,300)	(15,560)

Cash flows from financing activities
Proceeds from the issuance of equity securities	474,300	501,242
Proceeds from promissory notes	550,010	-
Net cash provided by financing activities	1,024,310	501,242

Decrease in cash and cash equivalents	(39,752)	(618,169)

Cash and cash equivalents at beginning of period	228,465	785,237

Cash and cash equivalents at end of period	$188,713	$167,068

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$3,008,812	$3,000,000
Debt discount recorded for beneficial conversion feature	$165,640	$-
Derivative liability from the sale of equity securities	$324,045	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the "Company") as of February 29, 2016, and for the three and six months ended February 29, 2016 and February 28, 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries, Kinetic Energy Corporation ("KEC"), and New Energy Solar Corporation ("New Energy Solar"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company has been developing two sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™.

The Company's SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent coating of organic photovoltaic solar cells. The Company's SolarWindow™ transparent electricity generating coatings are the subject of patent pending technologies. Initially being developed for application on glass surfaces, SolarWindow™ coatings could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company's effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

On May 28, 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard is effective for annual periods beginning after December 15, 2017. The Company has not yet selected a transition method and does not expect this accounting update to have a material effect on its consolidated financial statements in future periods.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $32,172,046 and cash of $188,713 as of February 29, 2016, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

Beginning on February 18, 2016, the Company, initiated an offering pursuant to a Private Placement Memorandum dated February 16, 2016 (the "Offering") for the sale to accredited investors of units of the Company's equity securities (each a ""Unit"" and collectively, the ""Units""). Subsequent to quarter end, the Company received $892,800 from the sale of 288 Units pursuant to the Offering. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through July 2016.

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

NOTE 2 - Debt

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the "December 2015 Loan Agreement") with Kalen Capital Corporation (the "Investor"). Pursuant to the December 2015 Loan Agreement, the Company received advances of $400,000 on October 7, 2015 and $150,000 on December 22, 2015 (Each advance includes an additional $5 related to wire fees). The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10% (default rate of 18%), compounded quarterly, and an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $3,000,000, or (b) September 1, 2016. The December 2015 Loan is convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company's common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five years, with an exercise price of $2.12.

The debt discount attributable to the warrants and beneficial conversion feature amounted to $458,777 (including $400,000 recognized as of October 7, 2015 and $58,777 recognized on December 22, 2015). The estimated fair value of the Series M Warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $3.01 per share; estimated volatility - 79%; 5-year risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 5 years. The resulting discount is being accreted over the 9 month term.

As consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017 (as described below), the Company extended the expiration date of all of Investor's existing warrants, including the Series M Warrant maturity date from December 7, 2020 to December 31, 2020. The difference in fair value of the Series M Warrant as a result of the extension of the expiration date was immaterial.

During the three months ended February 29, 2016, the Company recognized $12,072 of interest expense and $143,262 of accretion related to the debt discount For the December 2015 Loan Agreement.

March 4, 2015, $600,000 Bridge Loan

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") with 1420468 Alberta Ltd. (the "Creditor") pursuant to which the Company borrowed $600,000 at an annual interest rate of 7% (the "March 2015 Loan"), compounded quarterly, with a default rate of 15%. The March 2015 Loan was evidenced by a promissory note with an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. In connection with the Bridge Loan Agreement, the Company issued the Creditor a Series L Stock Purchase Warrant to purchase up to 500,000 shares of the Company's common stock, which was initially exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20.

The debt discount attributable to the relative fair value of the warrants issued with the March 2015 Loan, amounted to $299,750. The estimated fair value of the Series L Warrant was $1.198 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: market price of common stock - $1.78 per share; estimated volatility - 76%; risk free interest rate - 1.55%; expected dividend rate - 0% and expected life - 4.5 years. The resulting discount was ccreted over the original term of the March 2015 Loan through September 4, 2015.

On December 7, 2015, Creditor agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued Creditor a Series M Stock Purchase Warrant to purchase 100,000 shares of the Company's common stock through December 7, 2020, at an exercise price of $2.34 per share As a result, the Company recognized an additional debt discount for the fair value of the Series M Stock Purchase Warrant amounting to $205,800.

The fair value of the Series M Warrant was $2.058 and was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $2.34; market price of common stock - $3.01 per share; estimated volatility - 79%; risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 5 years.

The Company recorded $33,000 as additional debt discount to recognize the increase in fair value for the extension of the expiration date of the Series L Warrant from March 4, 2020 to December 7, 2020. The increase in fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.20; market price of common stock - $3.01 per share; estimated volatility - 79%; risk free interest rate - 1.67%; expected dividend rate - 0% and expected life - 5 years for the new warrant and 4.24 years for the original warrant.

During the three and six months ended February 29, 2016, the Company recognized $11,025 and $21,861, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan amounted to $6,516 and $57,950 during the three and six months ended February 29, 2016, respectively.

October 7, 2013, $3,000,000 Convertible Promissory Note

On October 7, 2013, the Company entered into a Bridge Loan Agreement (the "2013 Loan Agreement") with the Investor. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the "2013 Note") initially due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the "Series I Warrant") for the purchase up to 921,875 shares of the Company's common stock at an initial exercise price of $1.37 for a period of five years. According to the original terms of the 2013 Loan Agreement, the Investor may have elected to convert all or any portion of the outstanding principal amount of the 2013 Note, and accrued interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the "Series J Warrant"); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the "Series K Warrant").

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the "2015 Loan Agreement") with Investor pursuant to which the maturity date was extended to December 31, 2015 (the "Amended Note"). According to the terms of the 2015 Loan Agreement, the Investor may elect to convert principal and accrued interest into units of the Company's equity securities (collectively, the "Units"), with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company's common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company's common stock prior to conversion. If issued, the Warrant included in the Units will be exercisable for a period of five years.

In order to induce Investor to enter into the 2015 Loan Agreement and extend the maturity date to December 31, 2015, the Company issued a Series J Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.12 and a Series K Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.20. Each of the Series J Warrant and Series K Warrant was initially exercisable through November 9, 2019. As a result of the modification (which did not result in a gain or loss due to the related party nature of the transaction), the fair value of the Warrant amounting to $3,629,309 (limited to the $3,000,000 face value of the note) was recognized as a debt discount as of November 10, 2014.

On December 31, 2015, the Company entered into a Second Amended Bridge Loan Agreement (the "2015 Second Amended Loan Agreement") with Investor pursuant to which the Company and Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017 (the "Second Amended Note").

As consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Warrant and extended the maturity date of all of Investor's existing warrants, as described below, resulting in an additional debt discount of $2,476,875 as of December 31, 2015. The modification did not result in a gain or loss due to the related party nature of the transaction.

The Company issued a Series N Warrant to purchase 767,000 shares of common stock at an exercise price of $3.38 through December 31, 2020. The fair value of the Series N Warrant was $2.102 per share, or $1,612,234 and was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $3.24 per share; estimated volatility - 82.00%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years. As a result, the Company recorded a debt discount of $1,612,234 which is being accreted through December 31, 2017.

The maturity date of the Series I Warrant to purchase 921,875 shares of common stock was extended from October 6, 2018 to December 31, 2020. The Company recorded $233,234 as a debt discount to recognize the increase in value for the extension of the expiration date. The increase in the fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.37; market price of common stock - $3.24 per share; estimated volatility - 81.81%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years as a result of the extension and 2.77 years remaining at the time of extension through December 31, 2017.

The maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020. The Company recorded $304,817 as a debt discount to recognize the increase in fair value for the extension of the expiration date. The increase in fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.12; market price of common stock - $3.24 per share; estimated volatility - 81.81%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years as a result of the extension and 3.86 years remaining at the time of extension. The debt discount is being accreted through December 31, 2017.

The maturity date of the Series K Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020. The Company recorded $326,590 as a debt discount to recognize the increasein fair value for the extension of the expiration date. The increase in fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.20; market price of common stock - $3.24 per share; estimated volatility - 81.81%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years as a result of the extension and 3.86 years remaining at the time of extension. The debt discount is being accreted through December 31, 2017.

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $60,774 and $56,077 during the three months ended February 29, 2016 and February 28, 2015, respectively. Interest expense was $120,506 and $111,804 during the six months ended February 29, 2016 and February 28, 2015, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $426,859 and $649,038 during the three months ended February 29, 2016 and February 28, 2015, respectively. Accretion amounted to $1,083,109 and $3,106,948 during the six months ended February 29, 2016 and February 28, 2015, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $2,273,574 and will be amortized through December 31, 2017.

NOTE 3 - Private Placement

Beginning on February 18, 2016, the Company entered into subscription agreements for the purchase and sale of Units pursuant to the Offering. Each full Unit, which was sold at a price of $3,100 per Unit was comprised of:

(a)	one thousand (1,000) shares of common stock, par value $0.001;

(b)	one (1) warrant to purchase one thousand (1,000) shares of common stock at a price, subject to certain adjustments, of $3.10 per Warrant Share through October 31, 2017 the "Series O Warrant"); and

(c)	one (1) warrant to purchase five hundred (500) shares Common Stock at a price, subject to certain adjustments, of $3.70 per Warrant Share through April 30, 2018 (the "Series P Warrant").

The terms of the Offering provided for a onetime reset adjustment (the "Reset Adjustment") such that if, within 6 months from the Offering Termination Date, as defined, the Company sells equity securities at a price less than $3.10 per share ("Reset Price"), each of the subscribers having purchased Units in the Offering will receive additional Units (the "Reset Units") equal to the difference between the number of Units that would have been issuable to such subscribers if the price per share of common stock included in the Units was equal to the Reset Price less the number of Units actually received by such subscriber.

The Company received proceeds of $474,300 from the sale of 153 Units with a price of $3,100 per Unit during the period ended February 29, 2016, and as of that date, 153,000 shares of Common Stock are issuable. As more fully described in Note 8 below, subsequent to February 29, 2016, the Company received additional proceeds of $892,800 from the sale of an additional 288 Units. Total proceeds from the offering aggregated $1,367,100. See Note 8.

The Reset Adjustment does not have fixed settlement provisions because the number of Units issued to subscribers may be adjusted higher if the Company sells securities at lower prices in the future; therefore, the Company concluded that the Reset Adjustment feature was not indexed to the Company's stock and is to be treated as a derivative liability for accounting purposes. The accounting treatment for derivative financial instruments requires that the Company allocate a portion of the equity proceeds to the derivative for an amount equal to its initial fair value. Subsequently, on each reporting date, the fair value of the derivative is measured with changes in value recorded to other income/expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at the date the instrument was issued and on February 29, 2016.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's derivative liability that is categorized within Level 3 of the fair value hierarchy as of February 29, 2016 is as follows:

Common stock issuable upon exercise of Series O Warrants	153,000
Common stock issuable upon exercise of Series P Warrants	76,500
Stock price	$3.67
Volatility (Annual)	80%
Strike price	$3.10, Series O Warrants; $3.70, Series P Warrants
Risk-free rate	0.78%
Maturity date	32 months
Probability of Reset Adjustment	75%

The following table sets forth the Company's derivative liabilities that were accounted for at fair value on a recurring basis categorized within Level 3 of the fair value hierarchy as of February 29, 2016:

	Balance at August 31, 2015	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair value of derivatives upon reclass to additional paid-in capital	Balance at February 29, 2016
Warrant liability	$-	$324,045	$72,225	$-	$396,270

NOTE 4 - Common Stock and Warrants

During the six months ended February 29, 2016, the Company had the following common stock related transactions:

•	issued 282,106 shares upon the cashless exercise of 556,667 options.

•

issued 90,000 shares on January 5, 2016 to the Company's directors and consultants pursuant to the 2006 Plan valued at $3.75 per share, the closing price of the Company's common stock on the day the stock was granted (See "NOTE 7 - Related Party Transactions" below for additional information).

•	received $474,300 pursuant to the Offering (See "NOTE 3 - Private Placement") and issued 153,000 shares of common stock subsequent to February 29, 2016.

Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of February 29, 2016 and August 31, 2015 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	February 29, 2016	August 31, 2015	Exercise Price	Expiration
Series H	-	3,906	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	December 31, 2020
Series J	3,110,378	3,110,378	$1.12	December 31, 2020
Series K	3,110,378	3,110,378	$1.20	December 31, 2020
Series L	500,000	500,000	$1.20	December 7, 2020
Series M	375,000	-	$2.18	December 31, 2020
Series N	767,000	-	$3.38	December 31, 2020
Series O	153,000	-	$3.10	October 31, 2017
Series P	76,500	-	$3.70	April 30, 2018
Total	9,014,131	7,646,537

Series H Warrants to purchase common stock were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. The remaining 3,906 Series H Warrants outstanding as of August 31, 2015 expired on February 1, 2016.

The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. On December 31, 2015, as consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series I Warrant from October 6, 2018 to December 31, 2020.

The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. On December 31, 2015, as consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series J and K Warrants from November 9, 2019 to December 31, 2020.

The Series L Warrant was issued on March 4, 2015 in connection with the March 2015 Loan. On December 7, 2015, the expiration date of the Series L Warrant was extended from March 4, 2020 to December 7, 2020.

A Series M Warrant, with an exercise price of $2.12, to purchase 275,000 shares was issued on December 7, 2015 in connection with the December 2015 Loan. A Series M Warrant, with an exercise price of $2.34, to purchase 100,000 shares was issued on December 7, 2015 as an inducement for Creditor to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 21, 2016.

The Series N Warrant to purchase 767,000 shares was issued on December 31, 2015 pursuant to the 2015 Second Amended Loan Agreement as an inducement for Investor to extend the maturity date of the 2013 Note from December 31, 2015 to December 31, 2017.

The Series O and Series P Warrant were issued in connection with the Offering described above under "NOTE 3 - Private Placement".

There are a total of approximately 2,586,214 warrants issuable pursuant to the 2013 Loan Agreement as described above under "NOTE 2 - Debt."

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,216,665 remain available for grant and 883,334 were issued pursuant to the exercise of vested options as of February 29, 2016. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of "plain vanilla" options:

Six Months Ended
February 29, 2016
Expected dividend yield	-
Expected stock price volatility	82%
Risk-free interest rate	2.06%
Expected term (in years)	7.67
Exercise price	$3.46
Weighted-average grant date fair-value	$2.64

A summary of the Company's stock option activity for the six months ended February 29, 2016 and year ended August 31, 2015 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2014	1,325,837	2.68
Grants	15,000	1.40
Forfeitures	(73,335)	2.46
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at February 29, 2016	720,001	3.06	7.77 years	$537,500
Exercisable at February 29, 2016	175,001	3.41	6.80 years	$143,050
Available for grant at February 29, 2016	3,216,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 29, 2016. The intrinsic value of the option changes based upon the fair market value of the Company's common stock. Since the closing stock price was $3.67 on February 29, 2016 and 670,000 outstanding options have an exercise price below $3.67 per share, as of February 29, 2016, there is intrinsic value to the Company's outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company's Consolidated Statements of Operations for the three and six months ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Stock Compensation Expense:
SG&A	65,662	111,850	127,219	265,984
R&D	58,300	9,458	59,958	12,971

As of February 29, 2016, the Company had $267,303 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.75 years.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.80	15,000	6.81	$0.80	15,000	6.81	$0.80
1.40	15,000	8.80	1.40	15,000	8.80	1.40
2.50	10,000	5.10	2.50	10,000	5.10	2.50
2.90	565,000	7.91	2.90	65,000	7.91	2.90
3.46	65,000	9.85	3.46	20,000	9.85	3.46
4.98	16,667	2.03	4.98	16,667	2.03	4.98
5.94	33,334	4.82	5.94	33,334	4.82	5.94
Total	720,001	7.77	$3.06	175,001	6.80	$3.41

NOTE 6 - Net Loss Per Share

During the three and six months ended February 29, 2016 and three and six months ended February 28, 2015, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 29, 2016 and three and six months ended February 28, 2015:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,809,083)	$(1,520,947)	$(3,133,032)	$(4,780,195)
Denominator:
Weighted average number of common shares outstanding	26,866,729	24,931,888	26,719,672	24,620,165
Basic and diluted EPS	$(0.07)	$(0.06)	$(0.12)	$(0.19)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	720,001	1,267,502	720,001	1,267,502
Warrants	9,014,131	8,918,851	9,014,131	8,918,851
Convertible debt	2,765,294	3,240,151	2,765,294	3,240,151
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)	2,586,214	3,240,151	2,586,214	3,240,151
Total shares not included in the computation of diluted losses per share	15,085,640	16,666,655	15,085,640	16,666,655

NOTE 7 - Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $4,250 per quarter through February 29, 2016, increasing to $4,500 per quarter thereafter. During the three months ended February 29, 2016 and February 28, 2015, the Company incurred $8,500 and $8,500, respectively in cash based Board compensation. During the six months ended February 29, 2016 and February 28, 2015, the Company incurred $17,000 and $17,000, respectively in cash based Board compensation.

The Company grants stock options and common stock for services rendered by certain individuals, including the Company's non-employee directors and sole officer, Mr. Conklin. During the three months ended February 29, 2016 and February 28, 2015, the Company recognized net compensation expense related to stock options issued to our non-employee directors and executive of $49,162 and $106,827, respectively. During the six months ended February 29, 2016 and February 28, 2015, the Company recognized net compensation expense related to stock options issued to our non-employee directors and executive of $109,890 and $258,910, respectively.

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. During the three months ended February 29, 2016 and February 28, 2015, the law firm of Sierchio & Partners, LLP provided $100,629 and $34,785, respectively, of legal services. During the six months ended February 29, 2016 and February 28, 2015, the law firm of Sierchio & Partners, LLP provided $147,594 and $83,695, respectively, of legal services. At February 29, 2016, the Company owed Sierchio & Partners, LLP $68,400 which is included in accounts payable.

On October 7, 2013, the Company entered into the 2013 Loan Agreement with Investor. On November 10, 2014, the Company and Investor entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note's maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock. On December 31, 2015, the Company entered into the 2015 Second Amended Loan Agreement with Investor resulting in the extension of the 2013 Note's maturity date to December 31, 2017 and the issuance of a Series N Warrant to purchase 767,000 shares of our common stock. Additionally, as consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series I Warrant to purchase 921,875 shares of common stock from October 6, 2018 to December 31, 2020, and extended the maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock and Series K Warrant to purchase 3,110,378 shares of common stock from November 9, 2019 to December 31, 2020. For more information, see "NOTE 2 - Debt" above.

During the three months ended February 29, 2016, Investor purchased 153 Units related to the February 2016 Private Placement Offering and the Company will issue 153,000 shares of common stock, 153,000 Series O Warrants, and 76,500 Series P Warrants. The Company received $474,300. For more information, see "NOTE 3 - Private Placement" above.

On December 7, 2015, the Company entered into a Bridge Loan Agreement with the Investor pursuant to which the Company may borrow up to $550,000; of which $400,000 was advanced on October 7, 2015 and $150,000 on December 22, 2015 (each advance includes an additional $5 related to wire fees). As a condition to the Investor's entry into the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five years, with an exercise price of $2.34. Additionally, as consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series M Warrant to purchase 275,000 shares of common stock from December 7, 2020 to December 31, 2020. For more information, see "NOTE 2 - Debt" above.

During 2015, the Company received $765,156 upon the Investor's exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to the Company's $1.2 million self-directed financing.

At February 29, 2016, the Company had $25,720 payable to Investor as the result of a short-term cash advance.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 - Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended February 29, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

Subsequent to the quarter ended February 29, 2016, the Company entered into subscription agreements with 27 subscribers for the purchase and sale of 288 Units pursuant to the Offering for aggregate proceeds of $892,800. The Company issued to the subscribers 288,000 shares of common stock, Series O Warrants to purchase 288,000 shares of common stock and Series P Warrants to purchase 144,000 shares of common stock. The Company sold a total of 441 Units pursuant to the Offering for aggregate proceeds of $1,367,100.

On March 31, 2016, the Company entered into a subscription agreement with the Investor for the purchase and sale of 177 Units on the same terms and conditions as investors in the Offering as payment for $548,700 of the $550,000 due from the December 2015 Loan. The Company issued the Investor 177,000 shares of common stock, a Series O Warrant to purchase 177,000 shares of common stock and a Series P Warrant to purchase 88,500 shares of common stock.

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

Overview

We are a pre-revenue company developing our proprietary SolarWindow™ technology as the world's first-of-their-kind systems able to generate electricity on glass and flexible plastic while remaining transparent. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent coating of OPV solar cells applied to glass and plastics.

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

Ultimately, we plan to market any SolarWindow™ products through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization.

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

As of February 29, 2016, we had negative working capital of $1,016,184 (exclusive of debt discounts) and cash of $188,713. Subsequent to quarter end, the Company received $892,800 from the sale of Units pursuant to its February 2016 Private Placement Memorandum. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through July 2016. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, we entered into a CRADA with Alliance for Sustainable Energy, LLC ("Alliance"), the operator of the National Renewable Energy Laboratory ("NREL") under its U.S. Department of Energy contract to advance the commercial development of the SolarWindow™ technology,. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property ("IP"), newly developed IP, and NREL's background IP in order to work towards specific product development goals. Under the terms of the CRADA, we agreed to reimburse Alliance for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

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

On December 28, 2015, the Company entered into Modification #7 to the Cooperative Research and Development Agreement ("Modification #7") with Alliance, previously entered into between the Company and NREL. The purpose of Modification #7 is to extend the date pursuant to which NREL's researchers will make use of the Company's exclusive intellectual property and NREL's background intellectual property in order to work towards specific product development goals. Specifically, the Company is preparing to commercialize the company's OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under this Modification #7, the Company and NREL will work jointly towards achieving specific commercialization goals and objectives.

Results of Operations

Three and Six Months Ended February 29, 2016 Compared with the Three and Six Months Ended February 28, 2015

Operating Expenses

A summary of our operating expense for the three and six months ended February 29, 2016 and February 28, 2015 follows:

	Three Months Ended,
	February 29, 2016	February 28, 2015	Increase / (Decrease)	Percentage Change
Operating expense
Selling, general and administrative	$465,333	$466,623	$(1,290)	-0
Research and development	104,637	143,901	(39,264)	-27
Stock compensation	461,462	205,308	256,154	125
Total operating expense	$1,031,432	$815,832	$215,600	26

	Six Months Ended,
	February 29, 2016	February 28, 2015	Increase / (Decrease)	Percentage Change
Operating expense
Selling, general and administrative	$845,470	$871,965	$(26,495)	-3
Research and development	251,902	326,523	(74,622)	-23
Stock compensation	524,676	362,955	161,721	45
Total operating expense	$1,622,048	$1,561,443	$60,605	4

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three and six months ended February 29, 2016 and February 28, 2015, we experienced a decrease in investor communications related fees offset by increases in professional fees, travel and general costs.

Research and Development

Research and development ("R&D") costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs decreased during the three and six months ended February 29, 2016 and February 28, 2015 as a result of slightly more R&D related activity in the prior year.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense increased during the three and six months ended February 29, 2016 compared to the same periods last year due to the issuance of restricted common stock valued at $337,500 during the period ended February 29, 2016 compared to a similar prior year issuance valued at $84,000 offset by a decrease in stock option related amortization in the current year.

Other Income (Expense)

A summary of our other income (expense) for the three and six months ended February 29, 2016 and February 28, 2015 follows:

	Three Months Ended
	February 29, 2016	February 28, 2015	Change
Other income (expense)
Interest expense	$(83,871)	$(56,077)	$27,794
Accretion of debt discount	(621,555)	(649,038)	(27,483)
Change in fair value of derivative liability	(72,225)	-	72,225
Total other income (expense)	$(777,651)	$(705,155)	$72,536

	Six Months Ended
	February 29, 2016	February 28, 2015	Change
Other income (expense)
Interest expense	$(154,438)	$(111,804)	$42,634
Accretion of debt discount	(1,284,321)	(3,106,948)	(1,822,627)
Change in fair value of derivative liability	(72,225)	-	72,225
Total other income (expense)	$(1,510,984)	$(3,218,752)	$1,707,768

"Interest expense" relates to the stated interest of our convertible promissory notes and bridge note. "Accretion of debt discount" represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. The "change in derivative liability" results from the warrants issued with the sale of Units pursuant to our Offering. See "NOTE 2 - Debt" and "NOTE 3 - Private Placement" to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have an accumulated deficit of $32,172,046 through February 29, 2016. Included in the deficit are non-cash expenses totaling $12,710,989 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the "start-up" nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. On February 29, 2016, we had a cash and cash equivalent balance of $188,713. Subsequent to quarter end, the Company received $892,800 from the sale of Units pursuant to its 2/2016 Private Placement Memorandum. We have financed our operations primarily from the sale of equity and debt securities.

Net cash used in operating activities was $1,061,762 for the six months ended February 29, 2016, compared to net cash used in operating activities of $1,103,851 for the six months ended February 28, 2015.

Net cash used in investing activities was $2,300 for the six months ended February 29, 2016, compared to net cash used in investing activities of $15,560 for the six months ended February 28, 2015. Cash used in investing activities substantially reflects amounts paid for office equipment.

Net cash provided by financing activities was $1,024,310 for the six months ended February 29, 2016, compared to $501,242 for the six months ended February 28, 2015. Cash provided by financing activities during the six months ended February 29, 2016 was from the receipt of a bridge loan and sale of Units from our Offering whereas cash provided by financing activities during the six months ended February 28, 2015 was from the exercise of Series H Stock Purchase Warrants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.2	Form of Series M Warrant (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.3	Second Amended Bridge Loan Agreement dated December31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.4	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.5	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.6	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.7	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.8	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

10.1	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

10.2†	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101. SCH	XBRL Taxonomy Extension Schema Document**

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101. LAB	XBRL Taxonomy Extension Label Linkbase Document**

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which has been granted.

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

SolarWindow Technologies, Inc. (Registrant)

April 14, 2016	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

