Form 10-Q
period 2016-05-31
SolarWindow Technologies, Inc.
filed 2016-07-12
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,500,221 shares of common stock, par value $0.001, were outstanding on July 11, 2016.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2016 AND AUGUST 31, 2015

	May 31,	August 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$123,541	$228,465
Deferred research and development costs	421,055	106,135
Prepaid expenses and other current assets	28,159	21,152
Total current assets	572,755	355,752

Equipment, net of accumulated depreciation of $33,439 and $27,751, respectively	24,239	30,535
Total assets	$596,994	$386,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$105,990	$97,438
Interest payable to related party	54,405	443,498
Bridge note, net of discount of $131,034 and $6,516	468,966	593,484
Convertible promissory notes payable to related party, net of discount of $0 and $879,808, respectively	18,146	2,120,192
Derivative liability	1,875,630	-
Total current liabilities	2,523,137	3,254,612

Convertible promissory notes payable to related party, net of discount of $1,961,847	1,038,153	-
Interest payable to related party	605,627	-
Total liabilities	4,166,917	3,254,612

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 27,562,721 and 26,572,615 shares issued and outstanding at May 31, 2016 and August 31, 2015	27,563	26,572
Additional paid-in capital	30,674,445	26,144,117
Retained deficit	(34,271,931)	(29,039,014)
Total stockholders' equity (deficit)	(3,569,923)	(2,868,325)
Total liabilities and stockholders' equity (deficit)	$596,994	$386,287

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2016 AND 2015

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	410,591	561,888	1,720,779	1,783,839
Research and development	272,373	127,215	584,232	466,708
Total operating expense	682,964	689,103	2,305,011	2,250,547

Loss from operations	(682,964)	(689,103)	(2,305,011)	(2,250,547)

Other income (expense)
Interest expense	(78,931)	(68,438)	(233,370)	(180,242)
Accretion of debt discount	(683,574)	(806,821)	(1,967,895)	(3,913,769)
Change in fair value of derivative liability	(89,010)	-	(161,235)	-
Loan conversion inducement expense	(565,406)	-	(565,406)	-
Total other income (expense)	(1,416,921)	(875,259)	(2,927,906)	(4,094,011)

Net loss	$(2,099,885)	$(1,564,362)	$(5,232,917)	$(6,344,558)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.06)	$(0.19)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	27,427,913	25,224,700	26,957,191	24,823,496

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MAY 31, 2016 AND YEAR ENDED AUGUST 31, 2015

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, August 31, 2014	24,306,612	$24,306	$20,872,345	$(20,946,270)	$(49,619)

Stock based compensation related to restricted stock issuance	60,000	60	83,940	-	84,000
Stock based compensation due to common stock purchase options	-	-	436,774	-	436,774
Exercise of Series G warrants	454,787	455	(455)	-	-
Exercise of Series H warrants	1,751,216	1,751	1,451,763	-	1,453,514
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	3,000,000
Discount on $600,000 bridge loan due to detachable warrants	-	-	299,750	-	299,750
Net loss for the year ended August 31, 2015	-	-	-	(8,092,744)	(8,092,744)
Balance, August 31, 2015	26,572,615	26,572	26,144,117	(29,039,014)	(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	766,192	-	766,811
Stock based compensation due to common stock purchase options	-	-	252,556	-	252,556
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the nine months ended May 31, 2016	-	-	-	(5,232,917)	(5,232,917)
Balance, May 31, 2016	27,562,721	$27,563	$30,674,445	$(34,271,931)	$(3,569,923)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2016 AND 2015

	Nine Months Ended May 31,
	2016	2015
Cash flows from operating activities
Net loss	$(5,232,917)	$(6,344,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,596	6,907
Stock based compensation expense	590,056	449,736
Change in fair value of derivative liability	161,235	-
Loan conversion inducement expense	565,406	-
Accretion of debt discount	1,967,895	3,913,769
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(314,920)	-
Decrease (increase) in prepaid expenses and other current assets	(7,007)	(13,902)
Increase (decrease) in accounts payable	8,552	6,057
Increase (decrease) in accrued liabilities	233,370	180,242
Net cash used in operating activities	(2,019,734)	(1,801,749)

Cash flows from investing activity
Purchase of equipment	(2,300)	(15,561)
Net cash used in investing activity	(2,300)	(15,561)

Cash flows from financing activities
Proceeds from the issuance of equity securities	1,367,100	501,242
Proceeds from promissory notes	550,010	600,000
Net cash provided by financing activities	1,917,110	1,101,242

Decrease in cash and cash equivalents	(104,924)	(716,068)

Cash and cash equivalents at beginning of period	228,465	785,237

Cash and cash equivalents at end of period	$123,541	$69,169

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$3,008,812	$3,299,750
Debt discount recorded for beneficial conversion feature	$165,640	$-
Equity securities issued for conversion of note payable	$548,700	$-
Derivative liability from the sale of equity securities	$1,714,395	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the "Company") as of May 31, 2016, and for the three and nine months ended May 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States for interim financial reporting and include the Company's wholly-owned subsidiaries, Kinetic Energy Corporation ("KEC"), and New Energy Solar Corporation ("New Energy Solar"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2015, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998, under the name "Octillion Corp." On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, KEC and New Energy Solar.

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

On March 9, 2015, the Company changed its name to "SolarWindow Technologies, Inc." to align the company name with its brand identity. The Company's ticker symbol changed to WNDW.

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

The Company's SolarWindow™ product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. As such, the Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company's SolarWindow™ technology before another company develops a similar technology and products.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has an accumulated deficit of $34,271,931 and cash of $123,541 as of May 31, 2016, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

Subsequent to quarter end, the Company, on June 20, 2016, received $3,000,000 from the sale of 937,500 units pursuant to a private placement of its securities (the "June 2016 Private Placement"). Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through March 2017.

If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company's business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, sell rights to its SolarWindow™ technology and/or MotionPower™ technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

NOTE 2 - Debt

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the "December 2015 Loan Agreement") with Kalen Capital Corporation (the "Investor"). Pursuant to the December 2015 Loan Agreement, the Company received advances of $400,000 on October 7, 2015 and $150,000 on December 22, 2015 (Each advance includes an additional $5 related to wire fees). The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10% (default rate of 18%), compounded quarterly, and an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $3,000,000, or (b) September 1, 2016. The December 2015 Loan was initially convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company's common stock. In connection with the December 2015 Loan Agreement, the Company issued the the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five years, with an exercise price of $2.12.

The debt discount attributable to the warrants and beneficial conversion feature amounted to $458,777 (including $400,000 recognized as of October 7, 2015 and $58,777 recognized on December 22, 2015). The estimated fair value of the Series M Warrants was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $3.01 per share; estimated volatility – 79%; 5-year risk free interest rate – 1.67%; expected dividend rate - 0% and expected life - 5 years. The resulting $458,777 discount was accreted through March 31, 2016.

On March 31, 2016, the Investor received 177 PPM Units (as defined below under Note 3) from the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement resulting in a remaining balance of $18,146. The remaining balance was evidenced by a new promissory note (the "March 2016 Note") dated March 31, 2016. The March 2016 Note with an annual interest rate of 10% is due September 1, 2016 and is convertible into shares of common stock at conversion price equal to 85% of the thirty day volume weighted average price of the Company's common stock. The PPM Units issued in exchnge for the conversion of principal owed under the December 2015 Loan Agreement contained terms that were more beneficial to the Investor resulting in the Company recognizing a loan conversion inducement expense of $36,176 related to the common stock issued and $529,230 related to the warrant component of the PPM Units (i.e., the Series O Warrant and Series P Warrant as defined below under Note 3).

As consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017 (as described below), the Company extended the expiration date of all of the Investor's existing warrants, including the Series M Warrant maturity date from December 7, 2020 to December 31, 2020. The difference in fair value of the Series M Warrant as a result of the extension of the expiration date was immaterial.

During the three and nine months ended May 31, 2016, the Company recognized $5,077 and $17,149, respectively, of interest expense. During the three and nine months ended May 31, 2016, the Company recognized $315,515 and $458,777, respectively, of accretion related to the debt discount of the December 2015 Loan Agreement.

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

During the three and nine months ended May 31, 2016, the Company recognized $11,341 and $33,201, respectively, of interest expense. During the three and nine months ended May 31, 2015, the Company recognized $10,126 and $10,126, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan amounted to $56,332 and $114,282 during the three and nine months ended May 31, 2016, respectively. Accretion related to the debt discount amounted to $143,359 and $143,359 during the three and nine months ended May 31, 2015, respectively.

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

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the "2015 Loan Agreement") with the Investor pursuant to which the maturity date was extended to December 31, 2015 (the "Amended Note"). According to the terms of the 2015 Loan Agreement, the Investor may elect to convert principal and accrued interest into units of the Company's equity securities (collectively, the "Units"), with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company's common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company's common stock prior to conversion. If issued, the Warrant included in the Units will be exercisable for a period of five years.

In order to induce the Investor to enter into the 2015 Loan Agreement and extend the maturity date to December 31, 2015, the Company issued a Series J Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.12 and a Series K Warrant to purchase 3,110,378 shares of its common stock at an exercise price of $1.20. Each of the Series J Warrant and Series K Warrant was initially exercisable through November 9, 2019. As a result of the modification (which did not result in a gain or loss due to the related party nature of the transaction), the fair value of the Warrant amounting to $3,629,309 (limited to the $3,000,000 face value of the note) was recognized as a debt discount as of November 10, 2014.

On December 31, 2015, the Company entered into a Second Amended Bridge Loan Agreement (the "2015 Second Amended Loan Agreement") with the Investor pursuant to which the Company and the Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017 (the "Second Amended Note").

As consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Warrant and extended the maturity date of all of the Investor's existing warrants, as described below, resulting in an additional debt discount of $2,476,875 as of December 31, 2015. The modification did not result in a gain or loss due to the related party nature of the transaction.

The Company issued a Series N Warrant to purchase 767,000 shares of common stock at an exercise price of $3.38 through December 31, 2020. The fair value of the Series N Warrant was $2.102 per share, or $1,612,234 and was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $3.24 per share; estimated volatility – 82.00%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years. As a result, the Company recorded a debt discount of $1,612,234 which is being accreted through December 31, 2017.

The maturity date of the Series I Warrant to purchase 921,875 shares of common stock was extended from October 6, 2018 to December 31, 2020. The Company recorded $233,234 as a debt discount to recognize the increase in value for the extension of the expiration date. The increase in the fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.37; market price of common stock - $3.24 per share; estimated volatility – 81.81%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years as a result of the extension and 2.77 years remaining at the time of extension through December 31, 2017.

The maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020. The Company recorded $304,817 as a debt discount to recognize the increase in fair value for the extension of the expiration date. The increase in fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.12; market price of common stock - $3.24 per share; estimated volatility – 81.81%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years as a result of the extension and 3.86 years remaining at the time of extension. The debt discount is being accreted through December 31, 2017.

The maturity date of the Series K Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020. The Company recorded $326,590 as a debt discount to recognize the increasein fair value for the extension of the expiration date. The increase in fair value was calculated using the Black-Scholes option pricing model and the following assumptions: exercise price - $1.20; market price of common stock - $3.24 per share; estimated volatility – 81.81%; risk free interest rate - 1.76%; expected dividend rate - 0% and expected life - 5 years as a result of the extension and 3.86 years remaining at the time of extension. The debt discount is being accreted through December 31, 2017.

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $62,514 and $183,020 during the three and nine months ended May 31, 2016, respectively. Interest expense was $58,312 and $170,116 during the three and nine months ended May 31, 2015, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $311,727 and $1,394,836 during the three and nine months ended May 31, 2016, respectively. Accretion amounted to $663,462 and $3,770,410 during the three and nine months ended May 31, 2015, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $1,961,847 and will be amortized through December 31, 2017.

NOTE 3 - Private Placement

Beginning on February 18, 2016 and closing on March 31, 2016, the Company completed an offering pursuant to a Private Placement Memorandum dated February 16, 2016 (the "Offering") for the sale to accredited investors of units of the Company's equity securities (each a "PPM Unit" and collectively, the "PPM Units") at a price of $3,100 per PPM Unit with each PPM Unit comprised of (a) one thousand shares of common stock; (b) one warrant to purchase one thousand shares of common stock at a price, subject to certain adjustments, of $3.10 per Warrant Share through October 31, 2017 (the "Series O Warrant"); and (c) one warrant to purchase five hundred shares Common Stock at a price, subject to certain adjustments, of $3.70 per Warrant Share through April 30, 2018 (the "Series P Warrant"). Pursuant to the Offering, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement.

The terms of the Offering provided for a onetime reset adjustment (the "Reset Adjustment") such that if, within 6 months from the Offering Termination Date on September 30, 2016, the Company sells equity securities at a price less than $3.10 per share ("Reset Price"), each of the subscribers having purchased Units in the Offering will receive additional Units (the "Reset Units") equal to the difference between the number of Units that would have been issuable to such subscribers if the price per share of common stock included in the Units was equal to the Reset Price less the number of Units actually received by such subscriber.

NOTE 4 - Derivative Liability related to the Offering Units

The Reset Adjustment contained in the Offering does not have fixed settlement provisions because the number of PPM Units issued may be adjusted higher if the Company sells securities at lower prices in the future; therefore, the Company concluded that the Reset Adjustment feature was not indexed to the Company's stock and is to be treated as a derivative liability for accounting purposes. The accounting treatment for derivative financial instruments requires that the Company allocate a portion of the equity proceeds to the derivative for an amount equal to its initial fair value. Subsequently, on each reporting date, the fair value of the derivative is measured with changes in value recorded to other income/expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at the date the instrument was issued and at each quarter end until the termination date of the Reset Adjustment on September 30, 2016.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company's derivative liability that is categorized within Level 3 of the fair value hierarchy as of May 31, 2016 is as follows:

May 31, 2016
Common stock issuable upon exercise of Series O Warrants	618,000
Common stock issuable upon exercise of Series P Warrants	309,000
Stock price	$4.19
Volatility (Annual)	83%
Strike price	$3.10, Series O Warrants; $3.70, Series P Warrants
Risk-free rate	0.78% Series O Warrants; 0.87%, Series P Warrants
Term	1.42 years Series O Warrants; 1.91 years, Series P Warrants
Probability of Reset Adjustment	100%

The following table sets forth the Company's derivative liabilities that were accounted for at fair value on a recurring basis categorized within Level 3 of the fair value hierarchy as of May 31, 2016:

	Balance at August 31, 2015	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Fair Value of derivatives upon reclass to additional paid-in capital	Balance at May 31, 2016

Warrant liability	$-	$1,714,395	$161,235	$-	$1,875,630

NOTE 5 - Common Stock and Warrants

During the nine months ended May 31, 2016, the Company had the following common stock related transactions:

•	issued 282,106 shares upon the cashless exercise of 556,667 options.
•

issued 90,000 shares on January 5, 2016 to the Company's directors and consultants pursuant to the 2006 Plan valued at $3.75 per share, the closing price of the Company's common stock on the day the stock was granted (See "NOTE 8 - Related Party Transactions" below for additional information).

•	received $1,367,100 pursuant to the Offering (See "NOTE 3 – Private Placement") and issued 441 PPM Units.
•	Converted loan principal of $548,700 from the December 2015 Loan Agreement in exchange for 177 PPM Units and issued 177,000 shares of common stock (See "NOTE 2 – Debt").

Warrants

Each of the Company's warrants outstanding entitles the holder to purchase one share of the Company's common stock for each warrant share held. A summary of the Company's warrants outstanding and exercisable as of May 31, 2016 and August 31, 2015 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	May 31, 2016	August 31, 2015	Exercise Price	Expiration
Series H	-	3,906	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	December 31, 2020
Series J	3,110,378	3,110,378	$1.12	December 31, 2020
Series K	3,110,378	3,110,378	$1.20	December 31, 2020
Series L	500,000	500,000	$1.20	December 7, 2020
Series M	375,000	-	$2.18	December 31, 2020
Series N	767,000	-	$3.38	December 31, 2020
Series O	618,000	-	$3.10	October 31, 2017
Series P	309,000	-	$3.70	April 30, 2018
Total	9,711,631	7,646,537

Series H Warrants to purchase common stock were issued on February 1, 2013, in connection with the self-directed registered offering of 1,875,000 units. The remaining 3,906 Series H Warrants outstanding as of August 31, 2015 expired on February 1, 2016.

The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. On December 31, 2015, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series I Warrant from October 6, 2018 to December 31, 2020.

The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. On December 31, 2015, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series J and K Warrants from November 9, 2019 to December 31, 2020.

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

The Series N Warrant to purchase 767,000 shares was issued on December 31, 2015 pursuant to the 2015 Second Amended Loan Agreement as an inducement for the Investor to extend the maturity date of the 2013 Note from December 31, 2015 to December 31, 2017.

The Series O and Series P Warrant were issued in connection with the Offering described above under "NOTE 3 – Private Placement".

There are a total of approximately 2,631,845 warrants issuable pursuant to the 2013 Loan Agreement as described above under "NOTE 2 - Debt."

NOTE 6 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,216,665 remain available for grant and 883,334 were issued pursuant to the exercise of vested options as of May 31, 2016. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of "plain vanilla" options:

Nine Months Ended
May 31, 2016
Expected dividend yield	–
Expected stock price volatility	82%
Risk-free interest rate	2.06%
Expected term (in years)	7.67
Exercise price	$3.46
Weighted-average grant date fair-value	$2.64

A summary of the Company's stock option activity for the nine months ended May 31, 2016 and year ended August 31, 2015 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2014	1,325,837	2.68
Grants	15,000	1.40
Forfeitures	(73,335)	2.46
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at May 31, 2016	720,001	3.06	7.51 years	885,900
Exercisable at May 31, 2016	175,001	3.41	6.55 years	208,050
Available for grant at May 31, 2016	3,216,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2016. The intrinsic value of the option changes based upon the fair market value of the Company's common stock. Since the closing stock price was $4.19 on May 31, 2016 and 670,000 outstanding options have an exercise price below $4.19 per share, as of May 31, 2016, there is intrinsic value to the Company's outstanding, in-the-money stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company's Consolidated Statements of Operations for the three and nine months ended May 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Stock Compensation Expense:
SG&A	$46,680	$85,125	$173,898	$351,109
R&D	18,700	1,658	78,658	14,628
Total	$65,380	$86,783	$252,556	$365,737

As of May 31, 2016, the Company had $201,923 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.50 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	6.56	$0.80	15,000	6.56	$0.80
1.40	15,000	8.55	1.40	15,000	8.55	1.40
2.50	10,000	4.85	2.50	10,000	4.85	2.50
2.90	565,000	7.65	2.90	65,000	7.65	2.90
3.46	65,000	9.60	3.46	20,000	9.60	3.46
4.98	16,667	1.78	4.98	16,667	1.78	4.98
5.94	33,334	4.57	5.94	33,334	4.57	5.94
Total	720,001	7.51	$3.06	175,001	6.55	$3.41

NOTE 7 - Net Loss Per Share

During the three and nine months ended May 31, 2016 and 2015, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2016 and 2015:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Loss available to common stockholders'	$(2,099,885)	$(1,564,362)	$(5,232,917)	$(6,344,558)

Weighted average number of common shares outstanding	27,427,913	25,224,700	26,957,191	24,823,496
	$(0.08)	$(0.06)	$(0.19)	$(0.26)

Stock options	720,001	1,267,502	720,001	1,267,502
Warrants	9,711,631	8,793,851	9,711,631	8,793,851
Convertible debt	2,631,845	2,454,939	2,631,845	2,454,939
Warrants issuable upon conversion of debt (See "NOTE 2 - Convertible Promissory Note" above)	2,631,845	2,454,939	2,631,845	2,454,939
Total shares not included in the computation of diluted losses per share	15,695,322	14,971,231	15,695,322	14,971,231

NOTE 8 - Related Party Transactions

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

For services rendered in the capacity of a Board member, non-employee Board members received $4,250 per quarter through November 30, 2015, increasing to $4,500 per quarter thereafter. During the three months ended May 31, 2016 and 2015, the Company incurred $9,000 and $8,500, respectively in cash based Board compensation. During the nine months ended May 31, 2016 and 2015, the Company incurred $26,500 and $25,500, respectively in cash based Board compensation.

The Company grants stock options and common stock for services rendered by certain individuals, including the Company's non-employee directors and sole officer, Mr. Conklin. During the three months ended May 31, 2016 and 2015, the Company recognized net compensation expense related to stock options issued to our non-employee directors and executive of $43,380 and $84,198, respectively. During the nine months ended May 31, 2016 and 2015, the Company recognized net compensation expense related to stock options issued to our non-employee directors and executive of $153,270 and $343,108, respectively. During the three months ended May 31, 2016 and 2015, the Company recognized no compensation expense related to restricted stock issued to our non-employee directors and executive. During the nine months ended May 31, 2016 and 2015 the Company recognized compensation expense related to restricted stock issued to the Company's non-employee directors and executive of $337,500 and $84,000, respectively.

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the Company's directors, is a principal, has provided counsel to the Company since its inception. During the three months ended May 31, 2016 and 2015, the law firm of Sierchio & Partners, LLP provided $73,730 and $88,945, respectively, of legal services. During the nine months ended May 31, 2016 and 2015, the law firm of Sierchio & Partners, LLP provided $221,324 and $92,997, respectively, of legal services. At May 31, 2016, the Company owed Sierchio & Partners, LLP $73,730 which is included in accounts payable.

On October 7, 2013, the Company entered into the 2013 Loan Agreement with the Investor. On November 10, 2014, the Company and the Investor entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note's maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock. On December 31, 2015, the Company entered into the 2015 Second Amended Loan Agreement with the Investor resulting in the extension of the 2013 Note's maturity date to December 31, 2017 and the issuance of a Series N Warrant to purchase 767,000 shares of our common stock. Additionally, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series I Warrant to purchase 921,875 shares of common stock from October 6, 2018 to December 31, 2020, and extended the maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock and Series K Warrant to purchase 3,110,378 shares of common stock from November 9, 2019 to December 31, 2020. For more information, see "NOTE 2 - Debt" above.

On December 7, 2015, the Company entered into a Bridge Loan Agreement with the Investor pursuant to which the Company may borrow up to $550,000; of which $400,000 was advanced on October 7, 2015 and $150,000 on December 22, 2015 (each advance includes an additional $5 related to wire fees). As a condition to the Investor's entry into the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five years, with an exercise price of $2.34. Additionally, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series M Warrant to purchase 275,000 shares of common stock from December 7, 2020 to December 31, 2020. For more information, see "NOTE 2 – Debt" above.

During the nine months ended May 31, 2016, the Investor purchased 250 PPM Units related to the February 2016 Private Placement Offering resulting in the Company receiving $775,000. Additionally, the Investor converted $548,700 of principal owed under the December 2015 Loan Agreement in exchange for 177 PPM units. As a result, the Company issued 427,000 shares of common stock, 427,000 Series O Warrants, and 213,500 Series P Warrants. For more information, see "NOTE 2 – Debt" and "NOTE 3 – Private Placement" above.

During 2015, the Company received $765,156 upon the Investor's exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to the Company's $1.2 million self-directed financing.

During the nine months ended May 31, 2016, the Company received and repaid a short term cash advance from the Investor totaling $25,720.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 - Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended May 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events".

On June 20, 2016, the Company completed a self-directed offering of 937,500 units at a price of $3.20 per unit for $3,000,000 in aggregate proceeds (the "June 2016 Private Placement"). Each unit consisted of (a) one share of common stock; (b) one Series Q Stock Purchase Warrant to purchase one share of common stock at an exercise price of $3.20 per share through June 20, 2019; and (c) one Series R Stock Purchase Warrant to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. The warrants may be exercised on a cashless basis.

The relative fair value of the common stock was estimated to be $1,338,000. The relative fair value of the Series Q Warrants and Series R Warrants was estimated to be $783,000 and $879,000, respectively, as determined based on the relative fair value allocation of the proceeds received. The Series Q Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.99 per share; estimated volatility – 83%; 3-year risk free interest rate – 0.87%; expected dividend rate - 0% and expected life - 3 years. The Series R Warrants were also valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.99 per share; estimated volatility – 83%; 5-year risk free interest rate – 1.17%; expected dividend rate - 0% and expected life - 5 years.

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

Overview

We are a pre-revenue company developing our proprietary SolarWindow™ transparent electricity generating coatings for glass and flexible plastic. Our Organic Photovoltaic ("OPV") based SolarWindow™ transparent coating technology generates electricity from harvesting light energy from the sun and artificial sources when applied to glass and flexible plastics.

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

Ultimately, we plan to market SolarWindow™ products through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to pre-existing distribution channels that should increase market penetration, commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization.

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

As of May 31, 2016, we had negative working capital of $205,786 (exclusive of debt discounts and derivative liabilities) and cash of $123,541. Subsequent to quarter end on June 20, 2016, we received $3,000,000 from the sale of 937,500 units pursuant to the June 2016 Private Placement. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through March 2017. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, we entered into a CRADA with Alliance for Sustainable Energy, LLC ("Alliance"), the operator of the National Renewable Energy Laboratory ("NREL") under its U.S. Department of Energy contract to advance the commercial development of the SolarWindow™ technology. Under terms of the CRADA, NREL researchers will make use of our exclusive intellectual property ("IP"), newly developed IP, and NREL's background IP in order to work towards specific product development goals. Under the terms of the CRADA, we agreed to reimburse Alliance for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

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

On December 28, 2015, we entered into Modification #7 to the Cooperative Research and Development Agreement ("Modification #7") with Alliance, previously entered into between us and NREL. The purpose of Modification #7 is to extend the date pursuant to which NREL's researchers work towards specific product development goals. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under this Modification #7, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives.

Results of Operations

Three and Nine Months Ended May 31, 2016 Compared with the Three and Nine Months Ended May 31, 2015

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2016 and 2015 follows:

	Three Months Ended May 31,		Increase /	Percentage
	2016	2015	(Decrease)	Change
Operating expense
Selling, general and administrative	$363,911	$476,763	$(112,852)	-24
Research and development	253,673	125,557	128,116	102
Stock compensation	65,380	86,783	(21,403)	-25
Total operating expense	$682,964	$689,103	$(6,139)	-1

	Nine Months Ended May 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Operating expense
Selling, general and administrative	$1,209,381	$1,348,730	$(139,349)	-10
Research and development	505,575	452,080	53,495	12
Stock compensation	590,056	449,737	140,319	31
Total operating expense	$2,305,011	$2,250,547	$54,464	2

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three and nine months ended May 31, 2016 and 2015, we experienced a decrease in investor communications related fees offset by increases in professional fees, travel and general costs.

Research and Development

Research and development ("R&D") costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three and nine months ended May 31, 2016 and 2015 as a result of increased R&D related activity compared to the prior year.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense decreased during the three months ended May 31, 2016 compared to the same period last year due to the less amortization related to our stock options whereas stock compensation expense increased during the nine months ended May 31, 2016 compared to the same period last year due to the issuance of restricted common stock valued at $337,500 during the period ended May 31, 2016 compared to a similar prior year issuance valued at $84,000 offset by a decrease in stock option related amortization in the current year.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2016 and 2015 follows:

	Three Months Ended May 31,
	2016	2015	Change
Other income (expense)
Interest expense	$(78,931)	$(68,438)	$10,493
Accretion of debt discount	(683,574)	(806,821)	(123,247)
Change in fair value of derivative liability	(89,010)	-	89,010
Loan conversion inducement expense	(565,406)	-	565,406
Total other income (expense)	$(1,416,921)	$(875,259)	$541,662

	Nine Months Ended May 31,
	2016	2015	Change
Other income (expense)
Interest expense	$(233,370)	$(180,242)	$53,128
Accretion of debt discount	(1,967,895)	(3,913,769)	(1,945,874)
Change in fair value of derivative liability	(161,235)	-	161,235
Loan conversion inducement expense	(565,406)	-	565,406
Total other income (expense)	$(2,927,906)	$(4,094,011)	$1,166,105

"Interest expense" relates to the stated interest of our convertible promissory notes and bridge note. "Accretion of debt discount" represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. The "change in fair value of derivative liability" results from the warrants issued with the sale of Units pursuant to our Offering. The "loan conversion inducement expense" is the result of issuing PPM Units in exchange for repayment of the December 2015 Loan Agreement which terms were more favorable compared to the original conversion terms of the December 2015 Loan Agreement. See "NOTE 2 – Debt" and "NOTE 3 – Private Placement" and "NOTE 4 - Derivative Liability related to the Offering Units" to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have an accumulated deficit of $34,271,931 through May 31, 2016. Included in the deficit are non-cash expenses totaling $14,025,349 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the "start-up" nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. On May 31, 2016, we had a cash and cash equivalent balance of $123,541. Subsequent to quarter end, we received $3,000,000 from the sale of 937,500 units pursuant to the June 2016 Private Placement. We have financed our operations primarily from the sale of equity and debt securities.

Net cash used in operating activities was $2,019,734 during the nine months ended May 31, 2016, compared to net cash used in operating activities of $1,801,749 during the nine months ended May 31, 2015.

Net cash used in investing activities was $2,300 during the nine months ended May 31, 2016, compared to net cash used in investing activities of $15,561 during the nine months ended May 31, 2015. Cash used in investing activities substantially reflects amounts paid for office equipment.

Net cash provided by financing activities was $1,917,110 during the nine months ended May 31, 2016, compared to $1,101,242 during the nine months ended May 31, 2015. Cash provided by financing activities during the nine months ended May 31, 2016 was from the receipt of a bridge loan and sale of Units from our Offering whereas cash provided by financing activities during the nine months ended May 31, 2015 was from the exercise of Series H Warrants and proceeds from the March 2015 Loan.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2016, we have lease payments of $1,165 each month under our month-to-month corporate and other office operating leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.2	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.3	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.4	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

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

SolarWindow Technologies, Inc. (Registrant)

Date: July 12, 2016	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

