Form 10-K
period 2016-08-31
SolarWindow Technologies, Inc.
filed 2016-11-21
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 29, 2016, as reported on the OTC Markets Group Inc. QBTM tier (the “OTCQB”) was $51,864,146.

As of November 18, 2016 there were 28,650,341 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

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

All references to “we,” “us,” or “our” refer to SolarWindow Technologies, Inc. and its consolidated subsidiaries.

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

At the time of this filing, our proprietary patent-pending SolarWindow™ see-through (“transparent”) electricity-generating coatings are the subject of fourteen U.S. and international patent filings.

Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent, coating of organic photovoltaic (“OPV”) solar cells applied to glass and plastics. Our SolarWindow™ technology is the subject of fourteen pending patents. Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The development of our SolarWindow™ technology has advanced through our Sponsored Research Agreement with the University of South Florida Research Foundation (“USF”) and continues to advance through the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”).

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent. We have successfully scaled-up our technology from a single solar cell – only one-quarter the size of a grain of rice – to a working array of solar cells which form a one-foot by one-foot working prototype – our largest-ever SolarWindow™. A pane of glass coated with our SolarWindow™ technology is fabricated by applying our see-through, electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic (“PV”) manufacturing.

To advance the technical development and subsequent commercialization of our SolarWindow™ products, we are actively seeking technology and product licensing and joint venture arrangements with research institutions, commercial partners, and organizations with established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We have not yet entered into any such arrangements.

Our Important Milestones

We have been working to further designing, testing, our SolarWindow™ technology, as well as developing a prototype of our SolarWindow™, for application to commercial flat glass in tall towers since November 2006.

To date we have achieved a number of important milestones in our development efforts, including:

•	entered into the NREL CRADA which is still in effect.

•	filed fourteen patent applications for our electricity-generating coating and SolarWindow™ technology development efforts that are independent of both the USF sponsored research and NREL CRADA research.

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots.

•	determined the correct combination of compounds to create a single solar cells, which can successfully generate electricity on glass while remaining stable and transparent.

•	scaled-up from a single solar cell to a one-inch by one-inch “array”. An “array” is an arrangement of multiple solar cells rather than an individual single solar cell.

•	developed a method for spraying our see-through electricity-generating coatings onto glass surfaces at room temperature and pressure, a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature-specific and high positive or negative pressure-sensitive manufacturing methods common to conventional solar PV manufacturing.

•	invented and fabricated novel contacts that conduct electricity on SolarWindow™, yet remain see-through. Conventional contacts for conducting electricity use materials which generally block visibility and inhibit transparency, sometimes otherwise creating visible lines on or “in” the window.

•	engineered new methods for absorbing light energy to improve the flow of electrons (negatively charged particles), a process fundamental to generating electricity necessary for power appliances and fixtures. In principle, this advance increases the efficiency of the solar cell and hence its ability to create more electricity from a given level of solar irradiation.

•	discovered new, solution-based compounds that successfully mobilize the electrons necessary for generating electricity on SolarWindow™ and eliminated the use of other materials that could be prone to breakdown or failure. We have been able to produce these compounds from comparatively in-expensive starting materials, and have discovered methods that allow for reproducibility.

•	created methods for increasing power output by maximizing the number of solar-cells present in our SolarWindow™ array for a defined surface area.

•	successfully scaled-up SolarWindow™ prototypes from a one-inch square to a twelve-inch square (144 square inches in surface area).

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings.

•	developed new SolarWindow™ coatings with increased transparency and improved color.

•	successfully fabricated its latest working window prototype using a faster, rapid scale-up process for applying solution-based coatings.

•	produced the largest OPV device ever fabricated at NREL in the institute’s history.

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™.

•	completed performance tests of its transparent electricity-generating coatings for glass and flexible plastics for glass-to-glass lamination processes.

•	successfully demonstrated SolarWindow™ coatings performed under test conditions designed to simulate the high pressure and temperatures of the ‘autoclave’ manufacturing processes used by commercial glass and window producers.

SolarWindow™ generates electricity by harnessing the energy of the sun and artificial light to create a “photovoltaic” effect. Photovoltaics (“PV”) are best known as a method for generating electric power by using solar cells to convert energy from the sun into a flow of electrons. Typically, conventional PV power is generated by making use of solar modules composed of a number of cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and generate electricity with sun light, only. Our researchers have replaced these materials with compounds that allow our SolarWindow™ technology to remain see-through, while generating electricity when exposed to both sun and artificial light.

Products Derived from our SolarWindowTM Technology

On September 16, 2010, we publicly unveiled a working four-inch by four-inch prototype of our proprietary SolarWindow™ technology. Scientists at the event powered lights on a scale-model house by exposing our transparent SolarWindow™ to artificial light from fluorescent lamps, mimicking lighting typically installed inside offices.

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

In February 2012, we successfully developed the largest OPV device fabricated at NREL, measuring 170cm2, approximately 14 times larger than previous devices produced at NREL. In March 2012, we, in collaboration with NREL researchers, successfully collected and transported electricity using a virtually 'invisible' conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining transparent is especially important to the eventual deployment of an aesthetically pleasing commercial product.

On March 8, 2014, we made public never-before-seen images of our largest area, high-performance SolarWindow™ arrays. These SolarWindow™ arrays measure over 232 cm² – a significant achievement for size, improving upon our previous achievements at NREL, and produced with highly-uniform, colored tints preferred by commercial window manufacturers for installation on skyscrapers, worldwide. Among the most important criteria for developing SolarWindow™ coating applications for today's skyscrapers is providing a set of neutral colors that remain see-through and are uniform in fabrication. We revealed a record-breaking, largest-area transparent, OPV SolarWindow™ array that addresses tall-tower and commercial building glass requirements, they also bear the promise of facile scale-up capabilities and manufacturability. This SolarWindow™ array is over 35% larger than our previously-fabricated, 170 cm² working module achievement. That prior module was already 14 times larger than the then-previous largest-area OPV module for the same type device structure ever fabricated at the NREL.

In September 2014, we demonstrated SolarWindow™ electricity-generating coatings to Congress during the first ever National Lab Day on Capitol Hill. National Lab Day was cosponsored by the U.S. Department of Energy. On April 8, 2015, Engineers and research scientists at the University of North Carolina Charlotte Energy Production and Infrastructure Center (“UNCC-EPIC”) have independently reviewed and validated our proprietary Model. The Model calculates a financial payback of less than one year for our transparent electricity-generating SolarWindow™ technology. UNCC-EPIC team of engineering and science experts, who independently validated the modeling assumptions, reference data, and technical basis important to calculating our one-year financial payback period for SolarWindow™ systems. UNCC-EPIC validation also confirmed the proficiency of our methodology for modeling the performance of competing PV technologies.

In May, 2015 we announced plans to replace traditional electrical wiring connections with a simplified next-generation system for collecting the power produced by its transparent electricity-generating windows. In addition to reducing costs, ease of electrical installation will be important to window fabricators, glass installers (i.e., glaziers), electricians, and maintenance personnel. The replacement of today's cumbersome methods with our easy power connection system ('module interconnects') is also important for new construction and retrofit applications of SolarWindow™ electricity-generating window modules on skyscrapers and tall towers.

On August 20, 2015, we featured a first-ever demonstration of our working, electricity-generating window unit, during our webcast. Webcast participants witnessed clean electricity being generated on a demonstration window unit. Its glass is tinted in a high-demand color and framed in aluminum, popular with architects and developers of commercial towers – our target market. Participants also heard us explain exactly how we plan to: generate revenue, work towards product development and getting SolarWindow ™ ready for commercial manufacturing, build shareholder value, expand our name recognition and branding plans, increase investor outreach, engage media, and outlined important next steps for commercialization and bring SolarWindow™ products to market.

We are currently developing seven products (collectively, the “SolarWindow™ Products”) derived from our SolarWindow™ technology:

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

•

SolarWindow™ – Flex – Flexible films which may be applied directly onto “previously installed (window) glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes; Note these films can also be applied to otherwise conventional windows during construction;

•	SolarWindow™ – BIPV – Components associated with BIPV applications in homes, buildings, and office towers; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly over top of existing windows.

Our focus is on the development and deployment of SolarWindow™-Commercial, Structural, and Architectural products. Our product development efforts have already produced early working prototypes for these applications. Commercialization of the SolarWindowTM technology will require significant further research, development and testing. This additional work should enable us to ascertain whether the SolarWindowTM technology can actually form the basis for a commercially viable technology or product.

SolarWindow™ Retrofit Veneer products are being developed as transparent, tinted, flexible veneers that installers can apply directly over top of existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. This retrofit veneer product will be developed in parallel to the SolarWindow™ products currently under product development.

Our Industry and Market Opportunity

Overview

Global energy consumption is expected to increase 53% from 2008 to 2035, according to the Energy Information Administration, and domestic electricity prices have been rising as a consequence of the increased cost of conventional electricity generation fuels and the easing of price caps in some states.

From a total glass market perspective, the world demand for flat glass is forecast to rise 6.3% per year through 2016 to 8.3 billion square meters. The global flat glass market is estimated to be worth $8.3 billion for 2016. Importantly, the global market value of fabricated flat glass is forecast to exceed $100 billion for 2016.

America is the world’s largest consumer of electricity, according to the U.S. Energy Information Administration, with nearly 70% of the nation’s electricity generated by coal and natural gas; 50% of the total U.S. electrical generation relies on coal, a fossil fuel. The environmental impact and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, illustrate the need for more creative, sustainable methods for generating electrical power. A forecast of US electricity demand shows an expected increase is usage of 40% by 2032.

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

The Market Opportunity for our SolarWindow™ Technology and Products

Based on initial market research, there are no commercially marketed OPV see-through glass windows capable of generating electricity available for sale in the United States. We believe our SolarWindow™ technology and products could be uniquely positioned as first-to-market, if commercially launched.

Unprecedented levels of government initiatives, heightened residential demand for green construction, and improvements in sustainable materials are driving green building. Because buildings account for almost 50% of the energy consumed in developed countries, governments are putting increased focus on legislation and policies to improve their energy efficiency, according to the United States Environmental Protection Agency. In North America, initiatives such as the environmental building rating system (LEED) run by the U.S. Green Building Council are helping to transform the market for added-value glazing, and this trend is expected to continue. We anticipate similar opportunities in Europe, through the development of a European Union-wide energy labeling system for windows. The growth rate for “Green Buildings” is rapidly increasing: 97.5% market share is in retrofits and 2.5% market share in new buildings.

Our SolarWindow™ Products are under development for application to glass surfaces in such buildings, often referred to as “architectural flat glass” and “fabricated glass products”. In the United States, the country’s ten largest cities have more than 444 million square feet of architectural glass, as estimated in a 2010 industry report on flat glass by Pilkington, a major global glass manufacturer. This market is growing in volume, with global growth of around 4-5% annually, with Europe, China and North America accounting for over 70% of global demand, according to the same report. Market research shows the global flat glass market is estimated to be worth $8.3 Billion.

Our Competitive Strengths

We believe that the following strengths of our SolarWindow™ technology should enable us to compete successfully in the alternative energy industry:

•	Our products are first-of-their-kind solutions for generating sustainable electricity. There are no commercially-available transparent OPV products for sale in competition to our technologies and products, and therefore, our SolarWindow™ and MotionPower™ products may be positioned as ‘first-to-market.’

•	Our products have unique characteristics, not readily-achievable by other technologies. Our SolarWindow™ products generate electricity while remaining see-through, and are able to produce electricity from both natural and artificial light. These traits are unique to our products and technologies, and have not been replicated by any commercially-available technology.

•	Our SolarWindow™ products are designed for application on the vast glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack PV modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindowTM Products may be applied to the entire vertical glass façades of skyscrapers. This is important in higher latitude countries where much of the sunlight strikes vertical surfaces more directly in contrast to a more oblique angle on horizontal flat roofs.

•	The electricity generated by our technologies is compatible for use with existing energy infrastructure. Our SolarWindow™ and MotionPower™ products are under development for seamless applications in order to avoid burdening potential customers with special utility management systems.

•	SolarWindow™ repurposes passive windows as see-through energy generators.

•	Attractive, ‘passive’ and totally silent product which addresses growing energy demand.

•	Anticipated price point may help deliver greater energy and cost savings when compared to alternatives.

•	SolarWindow™ technology offers a sustainable and disruptive clean technology play.

•	Being developed for high volume and speed production using lower-cost, ambient, area-manufacturing techniques.

•	Go-to-Market strategy focuses on deployment using glass companies in an existing large global market with total glass market focus (Raw Glass, Handling, Tempering, Processing, Glazing/Assembly, Installation).

•	The SolarWindow™ product is the element of value is the inherent benefit of turning a passive window into an active electricity-generating window.

Our Business Strategy

Our goal is to complete the product development phase for our SolarWindow™ technologies and then, to the extent warranted, work towards commercial launch of SolarWindow™ products. Key elements of our business strategy include:

•	Partnering with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products. We will seek to engage additional firms and institutions with important technical and product development competencies as needed.

•	Identifying partnerships for technology out-licensing and in-licensing opportunities. We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development.

•	Fostering commercial partnerships and joint ventures with industry partners. We are continuously working to develop commercial partnerships and joint ventures with third-parties, which could help us accelerate the development of our sales and distribution pipeline for any products which we develop.

•	Developing pricing models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users. In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access to various subsidies, government incentives, tax credits, and other related financial mechanisms.

•	Developing cost-effective and efficient supply-chain management and manufacturing processes. Both our SolarWindow™ and MotionPower™ technologies and products would require manufacturing systems and supply-chain management expertise. We have begun to strategize and work towards addressing these needs in a cost-effective and efficient manner.

•	Identifying and potentially acquiring strategic and/or complementary technologies. We are actively engaged in identifying technologies which may be strategic and/or complementary to our SolarWindow™ and/or MotionPower™ technologies for potential acquisition.

•	Raising capital in new, engaging, and innovative ways in order to continue and potentially accelerate our path to commercialization as well as building shareholder value.

•	Formalizing strategic relationships with glass, energy, and building industries - partnerships can provide commercial reach.

•	Working with strategic partners to design and build SolarWindow™ products that are ready for commercial production.

•	Identifying and developing additional applications and markets for our SolarWindow™ products.

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

The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•	BELECTRIC Solarkraftwerke GmbH (through the acquisition of Konarka Technologies, Inc. and its assets) is focused on the development and advancement of nano-enabled polymer PV materials that are lightweight, flexible and more versatile than traditional solar materials. Following Belectric’s takeover of Konarka Technologies, the company plans to set up OPV production facilities in Germany in the coming months (Ref: October 24, 2012). Belectric has subsidiaries in seventeen countries.

•	Ubiquitous Energy is a company that began at the Massachusetts Institute of Technology and is initially moving toward the electronics (tablet & E-reader, cell phone) market. Their first product seems to be a very clear, high VLT, low efficiency charging system for the electronics market.

•	Solarmer is developing organic photovoltaic or OPV technology, targeting portable power, off-grid power, and building integrated photovoltaics (BIPV) markets. Solarmer will utilize its materials, devices, and roll-to-roll process technology to manufacture OPV modules with strategic partners throughout the world. Solarmer sells and provides OPV modules to product developers and system integrators who will integrate them into various products.

•	ONYX Solar is a new type of solar company, while they are not an OPV material company, the company is considered a competitor in the space for generating power under low light conditions. Their current technology is mixture of semitransparent amorphous Si, Crystalline Si and possibly Copper, Indium, Gallium, Selenide (CIS or CIGS) and is also working on OPV. They are currently in production, and are generating revenue.

•	XsunX, Inc. develops and markets proprietary Thin Film Photovoltaic (“TFPV”) solar cell designs and core solar cell manufacturing systems, enabling licensees to manufacture TFPV solar devices on various substrates.

•	Sharp Corporation has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer).

These companies may have numerous competitive advantages, including:

•	significantly greater name recognition;

•	established distribution networks;

•	more advanced technologies and product development;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

Our commercial success will depend on our ability and the ability of our licensee or sublicensees, if any, to compete effectively in product development areas such as, but not limited to: safety, price, marketing and distribution.

If our competitors were to succeed in developing products that are more effective than our SolarWindow™ technology, some or all of our SolarWindow™ Products could be rendered obsolete and non-competitive. Accordingly, in addition to our research and development efforts, we have undertaken a public relations, advertising, and market access outreach programs designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development efforts if and when regulatory approval is received.

Competition with respect to our technologies is and will be based, among other things, on safety, reliability, availability, price, marketing, distribution and patent position. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technology development and commercial sales. Another important factor will be the timing of market introduction of any SolarWindow™ products we develop. Accordingly, the speed with which we can develop our SolarWindow™ products, complete safety approvals processes and ultimately supply commercial quantities of any products we develop to the market is expected to be an important competitive factor.

Proprietary Assets

SolarWindowTM

Our SolarWindow™ technology is the subject of fourteen patent filings.

MotionPowerTM

Our MotionPower™ technology, harvests “kinetic” or “motion” energy from vehicles when they slow down before coming to a stop and converts this captured energy into electricity. Our MotionPower™ systems can be engineered as either discreet or disruptive products, depending upon customer specifications. These systems are also designed to function independently of daily management, and do not require the presence of wind, sunlight, or other natural environmental influences in order to function. Although we are not currently further developing the SolarWindow™ technology, we are assessing potential market and commercialization options available to us with respect to the SolarWindow™, and the technology is the subject of fifty-nine patent filings.

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

Employees

As of August 31, 2016, we had three full time employees, Mr. John A. Conklin, President, Chief Executive Officer and Chief Financial Officer; Dr. Scott Hammond, Principal Scientist and Briana Erickson, Manager of Business Operations & Communication.

ITEM 2. PROPERTIES

Our corporate office is located at 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044. Rent for this office space is $1,165 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “WNDW”. Our warrants to purchase common stock are not currently traded on any market.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low

Fiscal Year Ended August 31, 2016
First Quarter 2016 (September 1 – November 30, 2015)	$3.05	$2.31
Second Quarter 2016 (December 1, 2015 – February 29, 2016)	$5.00	$2.88
Third Quarter 2016 (March 1 – May 31, 2016)	$4.37	$3.54
Fourth Quarter 2016 (June 1 – August 31, 2016)	$4.21	$2.21
Fiscal Year Ended August 31, 2015
First Quarter 2015 (September 1 – November 30, 2014)	$1.82	$1.17
Second Quarter 2015 (December 1, 2014 – February 28, 2015)	$1.74	$1.20
Third Quarter 2015 (March 1 – May 31, 2015)	$2.35	$1.52
Fourth Quarter 2015 (June 1 – August 31, 2015)	$3.82	$1.92

As of November 7, 2016, there were approximately 77 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2016.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, the Board adopted and approved, and on February 7, 2011, shareholders owning a majority of our issued and outstanding stock approved, our 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 5,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over one to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	720,001	(2)	$3.06	3,216,665
Equity compensation plans not approved by security holders	--		--	--
Total	720,001		$3.06	3,216,665

________

(1) Consists of grants under the 2006 Plan.

(2) Please refer to ITEM 8, Financial Statements “NOTE 7 - STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulations D and S as promulgated under the Securities Act.. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the “SEC”), including the following:

•	if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).

•	the information contained in an annual report on Form 10-K under the Exchange Act.

•	the information contained in any reports or documents required to be filed by SolarWindow Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	a brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended August 31, 2016, we entered into the following securities related transactions:

•	On December 7, 2015, 1420468 Alberta Ltd., who on or about December 31, 2015 merged with Kalen Capital Corporation, agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued a Series M Stock Purchase Warrant to purchase 100,000 shares of our common stock through December 7, 2020, at an exercise price of $2.34 per share. (1)

•	On December 7, 2015, we entered into the December 2015 Loan Agreement with Kalen Capital Coporation (the “Investor”), a private corporation owning in excess of 10% of our issued and outstanding shares of common stock. Please refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.” Pursuant to the December 2015 Loan Agreement, we received $550,000 and issued a promissory note. The December 2015 Loan was initially convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34. On March 31, 2016, the Investor received 177 PPM Units (3) from the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement resulting in a remaining balance of $18,146. The remaining balance was evidenced by the March 2016 Note and was repaid on November 14, 2016. (1)

•	On December 31, 2015, we entered into the 2015 Second Amended Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017. As consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Stock Purchase Warrant to purchase 767,000 shares of our common stock through December 31, 2020, at an exercise price of $3.38 per share. (1)

•	On December 31, 2015, we extended the maturity date of all the Investor’s existing warrants, including: 1) the Series L Warrant to purchase 500,000 shares of common stock was extended from March 4, 2020 to December 7, 2020; 2) the Series I Warrant to purchase 921,875 shares of common stock was extended from October 6, 2018 to December 31, 2020; 3) the Series J Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020; and 4) the Series K Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020.(1)

•	On March 31, 2016, we completed an offering for the sale of units of the Company’s equity securities at a price of $3,100 per PPM Unit with each unit comprised of (a) one thousand shares of common stock; (b) one Series O Warrant to purchase one thousand shares of common stock at a price of $3.10 per share through October 31, 2017; and (c) one Series P Warrant to purchase five hundred shares of common stock at a price of $3.70 per share through April 30, 2018. Pursuant to the Offering, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement. (3)

•	On June 20, 2016, we completed the June 2016 Private Placement for the sale of units of our equity securities with each unit comprised of (a) one share of common stock; (b) one Series Q Warrant to purchase one share of common stock at a price of $3.20 per share through June 20, 2019; and (c) one Series R Warrant to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. Pursuant to the June 2016 Private Placement, we issued 937,500 units in exchange for cash of $3,000,000.(3)

•	issued 282,106 shares of common stock to our directors upon the cashless exercise of 556,667 options.

•	On January 5, 2016 each director was issued 30,000 shares of common stock for a total issuance of 90,000 shares of common stock valued at $3.75 per share, the fair market value of our common stock on the date of issuance.(2)

During the year ended August 31, 2015, we entered into the following securities related transactions:

•	in connection with the November 10, 2014 Amended Bridge Loan Agreement we issued a Series J Stock Purchase Warrant to purchase up to 3,110,378 shares of our common stock, which is exercisable through December 31, 2020 at an exercise price of $1.12 and we issued a Series K Stock Purchase Warrant to purchase up to 3,110,378 shares of our common stock, which is exercisable through December 31, 2020 at an exercise price of $1.20.(1)

•	in connection with the March 4, 2015 Bridge Loan Agreement we issued a Series L Stock Purchase Warrant to purchase up to 500,000 shares of our common stock, which is exercisable through December 7, 2020 at an exercise price of $1.20.(1)

•	each director was issued 20,000 shares of common stock for a total issuance of 60,000 shares of common stock valued at $1.40 per share, the fair market value of our common stock on the date of issuance.(2)

•	received $1,453,514 upon the exercise of 1,751,216 Series H Warrants and issued 1,751,216 shares of common stock.(2)

•	issued 454,787 shares of common stock upon the cashless exercise of 625,000 Series G Stock Purchase Warrants.(2)

(1) See “Note 3 - Debt” under ITEM 8 of our Financial Statements for additional information.

(2) See “Note 6 – Common Stock and Warrants” under ITEM 8 of our Financial Statements for additional information.

(3) See “Note 4 – Private Placements” under ITEM 8 of our Financial Statements for additional information.

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

Overview

We are a pre-revenue company developing our proprietary SolarWindow™ transparent electricity generating coatings for glass and flexible plastic. Our OPV based SolarWindow™ transparent coating technology, when applied to glass and flexible plastics, generates electricity from harvesting light energy from the sun and artificial light sources.

Although we have identified and are currently developing seven SolarWindow™ Products using our SolarWindow™ technology, we do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future. Please refer to “ITEM 1. BUSINESS- Products Derived from our SolarWindowTM Technology” for a description of the SolarWindow™ Products.

Our product development programs involve ongoing R&D and product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

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

As of August 31, 2016, we had working capital of $2,079,681 and cash of $2,509,215. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through June 2017.

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity markets but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, we entered into the NREL CRADA with Alliance for Sustainable Energy, the operator of the NREL under its U.S. Department of Energy contract to advance the commercial development of the SolarWindow™ technology. Under terms of the NREL CRADA, NREL researchers will make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals. Under the terms of the NREL CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

On January 16, 2013, we entered into a modification to the NREL CRADA for the purpose of extending the date pursuant to which NREL’s researchers will make use of our exclusive IP and NREL’s background IP. As part of the extension, we advanced $150,000 to Alliance for Sustainable Energy as a retainer, which was used upon the development goals being met.

On March 6, 2013, we entered into Phase II of our NREL CRADA with Alliance. Under the terms of the agreement, researchers will additionally work towards:

•	further improving SolarWindow™ technology efficiency and transparency;

•	optimizing electrical power (current and voltage) output;

•	optimizing the application of the active layer coatings which make it possible for SolarWindow™ coatings to generate electricity on glass surfaces;

•	developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;

•	optimizing SolarWindow™ coating performance on flexible substrates; and

•	developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale building integrated photovoltaic (“BIPV”) products and windows.

On December 28, 2015, we entered into another modification of the CRADA (“Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the CRADA Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under CRADA Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of August 31, 2016, the Company made $349,302 of advances to Alliance for Sustainable Energy which is reflected as an asset on our balance sheet.

Results of Operations

Year Ended August 31, 2016 Compared with the Year Ended August 31, 2015

Operating Expenses

A summary of our operating expense for the years ended August 31, 2016 and 2015 follows:

	Year Ended August 31,		Increase /	Percentage
	2016	2015	(Decrease)	Change
Operating expense:
Selling, general and administrative	$1,769,537	$1,927,670	$(158,133)	-8
Research and development	725,565	666,846	58,719	9
Stock compensation	646,263	520,774	125,489	24
Total operating expense	$3,141,365	$3,115,290	$26,075	1

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During 2016, we experienced a decrease in investor communications related fees offset by increases in professional fees and other general and administrative costs.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during 2016 as a result of increasing SolarWindow™ research and development activities.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options, issuance of common stock and issuance of warrants to purchase our common stock. Stock compensation expense increased in 2016 due to a $253,500 increase in expense associated with the issuance of restricted stock grant to our directors offset by a $128,011 decrease in expense related to stock option grants.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2016 and 2015 follows:

	Years Ended August 31,
	2016	2015	Change
Other income (expense)
Interest expense	$(308,983)	$(250,348)	$58,635
Accretion of debt discount	(2,335,954)	(4,727,106)	(2,391,152)
Change in fair value of derivative liability	1,714,395	-	(1,714,395)
Loan conversion inducement expense	(565,406)	-	565,406
Total other income (expense)	$(1,495,948)	$(4,977,454)	$(3,481,506)

“Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. The “change in fair value of derivative liability” results from the accounting impact for the features included in the sale of Units pursuant to our Offering. The “loan conversion inducement expense” is the result of issuing PPM Units in exchange for repayment of the December 2015 Loan Agreement which terms were more favorable compared to the original conversion terms of the December 2015 Loan Agreement. See “NOTE 3 – Debt” and “NOTE 4 – Private Placement” and “NOTE 5 - Derivative Liability related to the Offering Units” to our Consolidated Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

We have a retained deficit of $33,676,327 through August 31, 2016. Included in the deficit are non-cash expenses totaling $14,533,615 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. On August 31, 2016, we had a cash and cash equivalent balance of $2,509,215. We have financed our operations primarily from the sale of equity and debt securities.

Net cash used in operating activities was $2,634,060 during the year ended August 31, 2016, compared to net cash used in operating activities of $2,594,725 during the year ended August 31, 2015.

Net cash used in investing activities was $2,300 during the year ended August 31, 2016, compared to net cash used in investing activities of $15,561 during the year ended August 31, 2015. Cash used in investing activities substantially reflects amounts paid for office equipment.

Net cash provided by financing activities was $4,917,110 during the year ended August 31, 2016, compared to $2,053,514 during the year ended August 31, 2015. Cash provided by financing activities during the year ended August 31, 2016 was from the receipt of a bridge loan, sale of Units from our Offering and sale of units from our June 2016 Private Placement whereas cash provided by financing activities during the year ended August 31, 2015 was from the exercise of Series H Warrants and proceeds from the March 2015 Loan.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of August 31, 2016, we have lease payments of $1,165 each month under our month-to-month corporate and other office operating leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SolarWindow Technologies, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. and Subsidiaries ("the Company") as of August 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SolarWindow Technologies, Inc. and Subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have positive cash flows from operating activities and has a substantial retained deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 21, 2016

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2016 AND 2015

	August 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$2,509,215	$228,465
Deferred research and development costs	349,302	106,135
Prepaid expenses and other current assets	15,752	21,152
Total current assets	2,874,269	355,752

Equipment, net of accumulated depreciation of $39,255 and $27,751, respectively	21,331	30,535
Total assets	$2,895,600	$386,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$184,743	$97,438
Interest payable to related party	66,401	443,498
Bridge note payable to related party, net of discount of $74,702 and $6,516	525,298	593,484
Convertible promissory notes payable to related party, net of discount of $0 and $879,808	18,146	2,120,192
Total current liabilities	794,588	3,254,612

Convertible promissory notes payable to related party, net of discount of $1,650,120	1,349,880	-
Interest payable to related party	669,244	-
Total liabilities	2,813,712	3,254,612

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 28,500,221 and 26,572,615 shares issued and outstanding at August 31, 2016 and 2015	28,500	26,572
Additional paid-in capital	33,729,715	26,144,117
Retained deficit	(33,676,327)	(29,039,014)
Total stockholders' equity (deficit)	81,888	(2,868,325)
Total liabilities and stockholders' equity (deficit)	$2,895,600	$386,287

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

	Years Ended August 31,
	2016	2015

Revenue	$-	$-

Operating expense
Selling, general and administrative	2,318,443	2,432,158
Research and development	822,922	683,132
Total operating expense	3,141,365	3,115,290

Loss from operations	(3,141,365)	(3,115,290)

Other income (expense)
Interest expense	(308,983)	(250,348)
Accretion of debt discount	(2,335,954)	(4,727,106)
Change in fair value of derivative liability	1,714,395	-
Loan conversion inducement expense	(565,406)	-
Total other income (expense)	(1,495,948)	(4,977,454)

Net loss	$(4,637,313)	$(8,092,744)

Basic and Diluted Loss per Common Share	$(0.17)	$(0.32)

Weighted average number of common shares outstanding - basic and diluted	27,295,540	25,131,836

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, August 31, 2014	24,306,612	$24,306	$20,872,345	$(20,946,270)	$(49,619)

Stock based compensation related to restricted stock issuance	60,000	60	83,940	-	84,000
Stock based compensation due to common stock purchase options	-	-	436,774	-	436,774
Exercise of Series G warrants	454,787	455	(455)	-	-
Exercise of Series H warrants	1,751,216	1,751	1,451,763	-	1,453,514
Discount on convertible promissory note due to detachable warrants	-	-	3,000,000	-	3,000,000
Discount on $600,000 bridge loan due to detachable warrants	-	-	299,750	-	299,750
Net loss for the year ended August 31, 2015	-	-	-	(8,092,744)	(8,092,744)
Balance, August 31, 2015	26,572,615	26,572	26,144,117	(29,039,014)	(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	2,480,587	-	2,481,206
February 2016 Private Placement derivative liability at inception	-	-	(1,714,395)	-	(1,714,395)
June 2016 Private Placement units issued	937,500	937	2,999,063	-	3,000,000
Stock based compensation due to common stock purchase options	-	-	308,763	-	308,763
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the year ended August 31, 2016	-	-	-	(4,637,313)	(4,637,313)
Balance, August 31, 2016	28,500,221	$28,500	$33,729,715	$(33,676,327)	$81,888

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

	Years Ended August 31,
	2016	2015
Cash flows from operating activities
Net loss	$(4,637,313)	$(8,092,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,504	9,623
Stock based compensation expense	646,263	520,774
Change in fair value of derivative liability	(1,714,395)	-
Loan conversion inducement expense	565,406	-
Accretion of debt discount	2,335,954	4,727,106
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(243,167)	43,865
Decrease (increase) in prepaid expenses and other current assets	5,400	(6,895)
Increase (decrease) in accounts payable	87,305	(46,801)
Increase (decrease) in interest payable	308,983	250,347
Net cash used in operating activities	(2,634,060)	(2,594,725)

Cash flows from investing activity
Purchase of equipment	(2,300)	(15,561)
Net cash used in investing activity	(2,300)	(15,561)

Cash flows from financing activities
Proceeds from the issuance of equity securities	4,367,100	1,453,514
Proceeds from promissory notes	550,010	600,000
Net cash provided by financing activities	4,917,110	2,053,514

Change in cash and cash equivalents	2,280,750	(556,772)

Cash and cash equivalents at beginning of period	228,465	785,237

Cash and cash equivalents at end of period	$2,509,215	$228,465
	-
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$3,008,812	$3,299,750
Debt discount recorded for beneficial conversion feature	$165,640	$-
Common stock issued for conversion of note payable	$548,700	$-
Derivative liability recorded from the sale of equity securities	$1,714,395	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

NOTE 1 – Organization and Going Concern

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

On March 9, 2015, the Company changed its name to “SolarWindow Technologies, Inc.” to align the company name with its brand identity. The Company’s ticker symbol changed to WNDW.

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

The Company’s SolarWindow™ product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. As such, the Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s SolarWindow™ technology before another company develops a similar technology and products.

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has a retained deficit of $33,676,327 and cash of $2,509,215 as of August 31, 2016, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through June 2017.

If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, sell rights to its SolarWindowTM technology and/or MotionPowerTM technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

NOTE 2 – Summary of Significant Accounting Policies

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

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Office equipment	3-5 years
Furniture & equipment	5 - 7 years

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “NOTE 6 – Common Stock and Warrants” and “NOTE 7 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. The Company does not expect this accounting update to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

NOTE 3 - Debt

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the “December 2015 Loan Agreement”) with Kalen Capital Corporation (the “Investor”). Pursuant to the December 2015 Loan Agreement, the Company received advances of $400,000 on October 7, 2015 and $150,000 on December 22, 2015 (Each advance includes an additional $5 related to wire fees). The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10% (default rate of 18%), compounded quarterly, and an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $3,000,000, or (b) September 1, 2016. The December 2015 Loan was initially convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant (the “Series M Warrant”) to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34.

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

On March 31, 2016, the Investor received 177 PPM Units (as defined below under Note 4) from the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement resulting in a remaining balance of $18,146. The remaining balance was evidenced by a new promissory note (the “March 2016 Note”) dated March 31, 2016. The March 2016 Note accrued interest at 10% and was due September 1, 2016. The March 2016 Note was repaid on November 14, 2016. The PPM Units issued in exchnge for the conversion of principal owed under the December 2015 Loan Agreement contained terms that were more beneficial to the Investor resulting in the Company recognizing a loan conversion inducement expense of $36,176 related to the common stock issued and $529,230 related to the warrant component of the PPM Units (i.e., the Series O Warrant and Series P Warrant as defined below under Note 4).

As consideration for the Investor agreeing to extend the 2013 Note (defined below) maturity date to December 31, 2017 (as described below), the Company extended the expiration date of all of the Investor’s existing warrants, including the Series M Warrant maturity date from December 7, 2020 to December 31, 2020. The difference in fair value of the Series M Warrant as a result of the extension of the expiration date was immaterial.

During the year ended August 31, 2016, the Company recognized $18,076 of interest expense. During the year ended August 31, 2016, the Company recognized $458,777 of accretion related to the debt discount of the December 2015 Loan Agreement.

March 4, 2015, $600,000 Bridge Loan

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with 1420468 Alberta Ltd. (the “Creditor”). On or about December 31, 2015, the Creditor merged with and into the Investor. Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%. The March 2015 Loan was evidenced by a promissory note with an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. In connection with the Bridge Loan Agreement, the Company issued Creditor a Series L Stock Purchase Warrant to purchase up to 500,000 shares of the Company’s common stock, which was initially exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20.

The debt discount attributable to the relative fair value of the warrants issued with the March 2015 Loan, amounted to $299,750. The estimated fair value of the Series L Warrant was $1.198 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: market price of common stock - $1.78 per share; estimated volatility - 76%; risk free interest rate – 1.55%; expected dividend rate - 0% and expected life – 4.5 years. The resulting discount was accreted over the original term of the March 2015 Loan through September 4, 2015.

On December 7, 2015, Creditor agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued Creditor a Series M Stock Purchase Warrant to purchase 100,000 shares of the Company’s common stock through December 7, 2020, at an exercise price of $2.34 per share. As a result, the Company recognized an additional debt discount for the fair value of the Series M Stock Purchase Warrant amounting to $205,800.

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

During the years ended August 31, 2016, the Company recognized $44,742 and $20,891, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan, Series L Warrant and Series M Warrant amounted to $170,614 and $293,234 during the years ended August 31, 2016 and 2015, respectively.

October 7, 2013, $3,000,000 Convertible Promissory Note

On October 7, 2013, the Company entered into a Bridge Loan Agreement (the “2013 Loan Agreement”) with the Investor. Pursuant to the 2013 Loan Agreement, the Company received proceeds of $3,000,000 and issued a 7% unsecured Convertible Promissory Note (the “2013 Note”) initially due on October 6, 2014, with interest compounded quarterly and issued a Series I Stock Purchase Warrant (the “Series I Warrant”) for the purchase up to 921,875 shares of the Company’s common stock at an initial exercise price of $1.37 for a period of five years. According to the original terms of the 2013 Loan Agreement, the Investor may have elected to convert all or any portion of the outstanding principal amount of the 2013 Note, and accrued interest thereon into units, with each unit consisting of (a) one share of common stock; (b) one Series J Stock Purchase Warrant for the purchase of one share of common stock (the “Series J Warrant”); and (c) one Series K Stock Purchase Warrant for the purchase of one share of common stock (the “Series K Warrant”).

On November 10, 2014, the Company entered into an Amended Bridge Loan Agreement (the “2015 Loan Agreement”) with the Investor pursuant to which the maturity date was extended to December 31, 2015 (the “Amended Note”). According to the terms of the 2015 Loan Agreement, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities (collectively, the “Units”), with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. If issued, the Warrant included in the Units will be exercisable for a period of five years.

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

On December 31, 2015, the Company entered into a Second Amended Bridge Loan Agreement (the “2015 Second Amended Loan Agreement”) with the Investor pursuant to which the Company and the Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017 (the “Second Amended Note”).

As consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Warrant and extended the maturity date of all of the Investor’s existing warrants, as described below, resulting in an additional debt discount of $2,476,875 as of December 31, 2015. The modification did not result in a gain or loss due to the related party nature of the transaction.

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

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $246,637 and $229,457 during the years ended August 31, 2016 and 2015, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $1,706,563 and $4,433,872 during the years ended August 31, 2016 and 2015, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $1,650,120 and will be amortized through December 31, 2017.

Principal maturities for notes payable for the years ending August 31 are as follows:

2017	$618,146
2018	3,000,000
Total	$3,618,146

NOTE 4 – Private Placements

June 2016 Private Placement

On June 20, 2016, the Company completed a self-directed offering of 937,500 units at a price of $3.20 per unit for $3,000,000 in aggregate proceeds (the “June 2016 Private Placement”). Each unit consisted of (a) one share of common stock; (b) one Series Q Stock Purchase Warrant to purchase one share of common stock at an exercise price of $3.20 per share through June 20, 2019; and (c) one Series R Stock Purchase Warrant to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. The warrants may be exercised on a cashless basis.

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

March 2016 Private Placement

Beginning on February 18, 2016 and closing on March 31, 2016, the Company completed an offering pursuant to a Private Placement Memorandum dated February 16, 2016 (the “Offering”) for the sale to accredited investors of units of the Company’s equity securities (each a “PPM Unit” and collectively, the “"PM Units”) at a price of $3,100 per PPM Unit with each PPM Unit comprised of (a) one thousand shares of common stock; (b) one warrant to purchase one thousand shares of common stock at a price, subject to certain adjustments, of $3.10 per Warrant Share through October 31, 2017 (the “Series O Warrant”); and (c) one warrant to purchase five hundred shares Common Stock at a price, subject to certain adjustments, of $3.70 per Warrant Share through April 30, 2018 (the “Series P Warrant”). Pursuant to the Offering, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement.

The terms of the Offering provided for a onetime reset adjustment (the “Reset Adjustment”) such that if, within 6 months from the Offering Termination Date on September 30, 2016, the Company sells equity securities at a price less than $3.10 per share (“Reset Price”), each of the subscribers having purchased Units in the Offering will receive additional Units (the “Reset Units”) equal to the difference between the number of Units that would have been issuable to such subscribers if the price per share of common stock included in the Units was equal to the Reset Price less the number of Units actually received by such subscriber.

NOTE 5 - Derivative Liability related to the PPM Units

The Reset Adjustment contained in the Offering did not have fixed settlement provisions because the number of PPM Units issued may be adjusted higher if the Company sells securities at lower prices in the future; therefore, the Company concluded that the Reset Adjustment feature was not indexed to the Company’s stock and is to be treated as a derivative liability for accounting purposes. The accounting treatment for derivative financial instruments requires that the Company allocate a portion of the equity proceeds to the derivative for an amount equal to its initial fair value. Subsequently, on each reporting date, the fair value of the derivative is measured with changes in value recorded to other income/expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at the date the instrument was issued and at each quarter end until the termination date of the Reset Adjustment on September 30, 2016.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative liability that is categorized within Level 3 of the fair value hierarchy during the year ended August 31, 2016 as follows:

Common stock issuable upon exercise of Series O Warrants	618,000
Common stock issuable upon exercise of Series P Warrants	309,000
Stock price	$3.13 - $4.19
Volatility (Annual)	80% - 83%
Strike price	$3.10, Series O Warrants; $3.70, Series P Warrants
Risk-free rate	0.71% - 0.80% Series O Warrants; 0.71% - 0.79%, Series P Warrants
Term	1.4 – 1.7 years Series O Warrants; 2.1 - 2.2 years, Series P Warrants
Probability of Reset Adjustment	0% - 100%

As of August, 31, 2016, as a result of the June 2016 Private Placement, the Company had no plans to raise capital prior to the expiration date of the Reset Adjustment. As a result, the Company determined that the Reset Adjustment had no value as of August 31, 2016 resulting in the recognition of other income.

The following table sets forth the Company’s derivative liabilities that were accounted for at fair value on a recurring basis categorized within Level 3 of the fair value hierarchy during the year ended August 31, 2016:

	Balance at August 31, 2015	Initial valuation of derivative liabilities upon issuance of new securities during the period	Increase (decrease) in fair value of derivative liabilities	Balance at August 31, 2016

Warrant liability	$-	$1,714,395	$(1,714,395)	$-

NOTE 6 – Common Stock and Warrants

Common Stock

At August 31, 2016, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 28,500,221 shares of common stock outstanding and 3,216,665 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 7 - Stock Options”).

During the year ended August 31, 2016, the Company had the following common stock related transactions:

•	issued 282,106 shares of common stock upon the cashless exercise of 556,667 options.

•	issued 30,000 shares of common stock on January 5, 2016 to each of the Company’s three directors pursuant to the 2006 Plan (90,000 shares total) valued at $3.75 per share, the closing price of the Company’s common stock on the day the stock was granted.

•	received $1,367,100 pursuant to the Offering for the purchase of 441 PPM Units resulting in the issuance of 441,000 shares of common stock (See “NOTE 4 – Private Placements”).

•	converted loan principal of $548,700 from the December 2015 Loan Agreement in exchange for 177 PPM Units resulting in the issuance of 177,000 shares of common stock (See “NOTE 3 – Debt”).

•	received $3,000,000 pursuant to the June 2016 Private Placement for the purchase of 937,500 units resulting in the issuance of 937,500 shares of common stock (See “NOTE 4 – Private Placements”).

During the year ended August 31, 2015, the Company had the following common stock related transactions:

•	issued 454,787 shares of common stock upon the cashless exercise of 625,000 Series G Warrants.

•	issued 1,751,216 shares of common stock as a result of the exercise of Series H Warrants for which the Company received $1,453,514.

•	issued 20,000 shares of common stock on January 26, 2015 to each of the Company’s three directors pursuant to the 2006 Plan (60,000 shares total) valued at $1.40 per share, the closing price of the Company’s common stock on the day the stock was granted.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2016 and 2015 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of August 31,		Weighted Average
Description	2016	2015	Exercise Price	Expiration

Series H	-	3,906	$0.83	February 1, 2016
Series I	921,875	921,875	$1.37	December 31, 2020
Series J	3,110,378	3,110,378	$1.12	December 31, 2020
Series K	3,110,378	3,110,378	$1.20	December 31, 2020
Series L	500,000	500,000	$1.20	December 7, 2020
Series M	375,000	-	$2.34	December 31, 2020
Series N	767,000	-	$3.38	December 31, 2020
Series O	618,000	-	$3.10	October 31, 2017
Series P	309,000	-	$3.70	April 30, 2018
Series Q	937,500	-	$3.20	June 20, 2019
Series R	937,500	-	$4.00	June 20, 2021
Total	11,586,631	7,646,537

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

A Series M Warrant, with an exercise price of $2.34, to purchase 275,000 shares of common stock was issued on December 7, 2015 in connection with the December 2015 Loan. A Series M Warrant, with an exercise price of $2.34, to purchase 100,000 shares was issued on December 7, 2015 as an inducement for Creditor to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 21, 2016.

The Series N Warrant to purchase 767,000 shares was issued on December 31, 2015 pursuant to the 2015 Second Amended Loan Agreement as an inducement for the Investor to extend the maturity date of the 2013 Note from December 31, 2015 to December 31, 2017.

The Series O and Series P Warrant were issued in connection with the Offering described above under “NOTE 4 – Private Placement”.

The Series Q and Series R Warrant were issued in connection with the June 2016 Private Placement described above under “NOTE 4 – Private Placement”.

There are a total of approximately 2,678,280 warrants issuable pursuant to the 2013 Loan Agreement as described above under “NOTE 3 - Debt.”

NOTE 7 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,216,665 remain available for grant and 883,334 were issued pursuant to the exercise of vested options as of August 31, 2016. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended	Year Ended
	August 31, 2016	August 31, 2015
Expected dividend yield	–	–
Expected stock price volatility	82%	137.5%
Risk-free interest rate	2.06%	1.90%
Expected term (in years)	7.67	7.67
Exercise price	$3.46	$1.40
Weighted-average grant date fair-value	$2.64	$1.33

A summary of the Company’s stock option activity for the years ended August 31, 2016 and 2015 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2014	1,325,837	2.68
Grants	15,000	1.40
Forfeitures	(73,335)	2.46
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at August 31, 2016	720,001	3.06	7.26 years	70,100
Exercisable at August 31, 2016	225,001	3.30	6.55 years	61,100
Available for grant at August 31, 2016	3,216,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2016. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.92 on August 31, 2016 and 605,000 outstanding options have an exercise price below $2.92 per share, as of August 31, 2016, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

There were 556,667 options exercised during the year ended August 31, 2016 on a cashless basis resulting in the issuance of 282,106 shares of common stock. The aggregate intrinsic value of the options exercised during the year ended August 31, 2016 was $1,237,333.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the years ended August 31, 2016 and 2015:

	Years Ended
	August 31,
	2016	2015
Stock Compensation Expense:
SG&A	$211,406	$420,488
R&D	97,357	16,286
Total	$308,763	$436,774

As of August 31, 2016, the Company had $145,716 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.25 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	15,000	6.31	$0.80	15,000	6.31	$0.80
1.40	15,000	8.30	1.40	15,000	8.30	1.40
2.50	10,000	4.60	2.50	10,000	4.60	2.50
2.90	565,000	7.41	2.90	115,000	7.405	2.90
3.46	65,000	9.35	3.46	20,000	9.35	3.46
4.98	16,667	1.52	4.98	16,667	1.52	4.98
5.94	33,334	4.32	5.94	33,334	4.32	5.94
Total	720,001	7.26	$3.06	225,001	6.55	$3.30

NOTE 8 - Net Loss Per Share

During the years ended August 31, 2016 and 2015, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2016 and 2015:

	Years Ended August 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(4,637,313)	$(8,092,744)
Denominator:
Weighted average number of common shares outstanding	27,295,540	25,131,836
Basic and diluted EPS	$(0.17)	$(0.32)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	720,001	1,267,502
Warrants	11,586,631	7,646,537
Convertible debt	2,685,524	2,498,254
Warrants issuable upon conversion of debt (See "NOTE 3 - Debt" above)	2,678,280	2,498,254
Total shares not included in the computation of diluted losses per share	17,670,436	13,910,547

NOTE 9 - Related Party Transactions

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

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the Company’s directors, is a principal, has provided counsel to the Company since its inception. During the years ended August 31, 2016 and 2015, the law firm of Sierchio & Partners, LLP provided $291,951 and $235,459, respectively, of legal services. At August 31, 2016, the Company owed Sierchio & Partners, LLP $53,467 which is included in accounts payable.

On October 7, 2013, the Company entered into the 2013 Loan Agreement with the Investor. On November 10, 2014, the Company and the Investor entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note’s maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock. On December 31, 2015, the Company entered into the 2015 Second Amended Loan Agreement with the Investor resulting in the extension of the 2013 Note’s maturity date to December 31, 2017 and the issuance of a Series N Warrant to purchase 767,000 shares of our common stock. Additionally, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series I Warrant to purchase 921,875 shares of common stock from October 6, 2018 to December 31, 2020, and extended the maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock and Series K Warrant to purchase 3,110,378 shares of common stock from November 9, 2019 to December 31, 2020. For more information, see “NOTE 3 - Debt” above.

On December 7, 2015, the Company entered into a Bridge Loan Agreement with the Investor pursuant to which the Company may borrow up to $550,000; of which $400,000 was advanced on October 7, 2015 and $150,000 on December 22, 2015 (each advance includes an additional $5 related to wire fees). As a condition to the Investor’s entry into the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company's common stock for a period of five years, with an exercise price of $2.34. Additionally, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series M Warrant to purchase 275,000 shares of common stock from December 7, 2020 to December 31, 2020. For more information, see “NOTE 3 – Debt” above.

During the year ended August 31, 2016, the Investor purchased 250 PPM Units related to the Offering resulting in the Company receiving $775,000. Additionally, the Investor converted $548,700 of principal owed under the December 2015 Loan Agreement in exchange for 177 PPM units. As a result, the Company issued 427,000 shares of common stock, 427,000 Series O Warrants, and 213,500 Series P Warrants. For more information, see “NOTE 3 – Debt” and “NOTE 4 – Private Placement” above.

During the year ended August 31, 2016, the Investor purchased 468,750 units under the June 2016 Private Placement resulting in the Company receiving $1,500,000 and issuing 468,750 shares of common stock, 468,750 Series Q Warrants, and 468,750 Series R Warrants. For more information, see “NOTE 4 – Private Placement” above.

During 2015, the Company received $765,156 upon the Investor’s exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to the Company’s $1.2 million self-directed financing.

During the year ended August 31, 2016, the Company received and repaid a short term cash advance from the Investor totaling $25,720.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$5,995,528	$4,817,277
Capitalized research and development	1,285,254	1,157,431
Depreciation	(82)	(5,615)
Stock based compensation	1,207,988	1,425,291
Foreign affiliate interest expense	190,173	-
Research and development credit carry forward	369,117	310,797
Total deferred tax assets	9,047,979	7,705,181
Less: valuation allowance	(9,047,979)	(7,705,181)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,342,798 and $759,565 for the years ended August 31, 2016 and 2015, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2016 available to offset future federal taxable income, if any, of $17,633,905, which will fully expire between the period from August 31, 2020 to August 31, 2036. Accordingly, there is no current tax expense for the years ended August 31, 2016 and 2015. In addition, the Company has research and development tax credit carry forwards of $369,117 at August 31, 2016, which are available to offset federal income taxes and begin to expire during the fiscal year ending August 31, 2027.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2016 and 2015.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2016 and 2015:

	2016	2015
Income tax benefit at statutory rate	$1,576,686	$2,751,533
Permanent differences	(297,211)	(2,046,348)
Research and development credit	63,323	54,380
Change in valuation allowance	(1,342,798)	(759,565)
	$-	$-

The fiscal years 2014 through 2016 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended May 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On September 8, 2016, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 30,120 shares of common stock.

On November 15, 2016, each of the three members of the Company’s board of directors were issued 40,000 shares of common stock pursuant to the 2006 Plan and entered into a lock-up agreement restricting their sale of 30,000 of those shares for a period of one year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2016.

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

Name	Age	Current Position With Us	Director or Officer Since

John A. Conklin	56	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010
Alastair Livesey	59	Director	September 19, 2007
Joseph Sierchio	67	Director	July 24, 2008

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

Joseph Sierchio. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Satterlee Stephens LLP, our counsel, since September 2016. Prior to that, Mr. Sierchio was engaged in the practice of law as a member of Sierchio & Partners, LLP from May 2007 through September 2016. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing domestic and foreign corporations, investors, brokerage firms, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a director of RenovaCare, Inc., which is engaged in the research and development of an organ regenerating technology. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2016, the Board held a total of eight meetings. All members of the Board attended at least 90% of all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting of shareholders during the fiscal year ended August 31, 2016.

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

Summary Compensation Table

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the “COO”) and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2016 and 2015 (the “Named Executive Officers”).

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation($) (2)	Total ($)

John A. Conklin (3)	2016	$221,500	-	$112,500	-	$30,633	$364,633
President, Chief Executive Officer, Chief Financial Officer and Director	2015	$221,500	-	$28,000	-	$28,161	$277,661

__________

(1) Represents the issuance of 30,000 shares and 20,000 shares of common stock during the year ended August 31, 2016 and 2015, respectively, for Mr. Conklin’s service to the Company as a director, see “NOTE 6 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2) Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

(3) Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer and entered into an Employment Agreement with him on such date. Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary and a stipend to cover medical insurance premiums. On January 1, 2014, we and Mr. Conklin entered into a new employment agreement (the “2014 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $221,500 and a stipend of $2,214. Effective January 1, 2015, Mr. Conklin’s medical stipend was increased to $2,391 per month. Effective January 1, 2016, Mr. Conklin’s medical stipend was increased to $2,593 per month. Additionally, on January 27, 2014, pursuant to the 2014 Employment Agreement, Mr. Conklin received a grant of 700,000 stock options and forfeited 233,334 unvested, performance based stock options originally granted on August 9, 2010.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2016.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date

John A. Conklin (1)	100,000	450,000	$2.90	1/27/2024

_____________

(1) On January 27, 2014, pursuant to the 2014 Employment Agreement, we granted a stock option to purchase 700,000 shares of our common stock. For the terms of the employment agreement between us and Mr. Conklin, please refer to footnote (1) to the Summary Compensation table in “ITEM 11. EXECUTIVE COMPENSATION.”

Employee directors are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

Potential Payments upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

On January 1, 2014, we entered into the 2014 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2014 Employment Agreement, Mr. Conklin will receive an annual salary of $221,500, medical insurance reimbursement stipend currently at the rate of $2,593 per month and a grant to purchase 700,000 stock options. Additionally, in the event that Mr. Conklin’s employment is terminated without cause or a result of disability, he will be entitled to receive twelve monthly payments as in effect on the date of termination if terminated after December 31, 2015 but prior to December 31, 2016 or the lesser of (y) twelve monthly payments as in effect on the date of termination, or (z) the remaining number of monthly payments as in effect on the date of termination due to the Executive through the Expiration Date if this Agreement is terminated after December 31, 2016. Upon termination of the 2014 Employment Agreement no further stock options will vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the termination date and Mr. Conklin has the right to exercise the vested options within 120 days from the termination date, after which all unexercised vested options will terminate.

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

For their services as directors and actual expenses incurred to attend meetings of the Board, non-employee directors received $4,250 per quarter which was increased to $4,500 per quarter beginning on March 1, 2016. Directors are entitled to participate in, and have been issued options and shares of common stock under, our 2006 Plan.

The following table provides information as to compensation for services of the non-employee directors during the fiscal years ended August 31, 2016 and 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Alastair Livesey	17,750	112,500	130,250
Joseph Sierchio	17,750	112,500	130,250
Total 2016 director compensation	35,500	225,000	260,500

Alastair Livesey	17,000	28,000	45,000
Joseph Sierchio	17,000	28,000	45,000
Total 2015 director compensation	34,000	56,000	90,000

______________

(1)Represents the issuance of 30,000 shares and 20,000 shares of common stock during the year ended August 31, 2016 and 2015, respectively, see “NOTE 6 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 15, 2016 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
John A. Conklin (3)	375,259	1.31
Alastair Livesey (4)	172,734	*
Joseph Sierchio (5)	167,568	*
All Directors and Officers as a Group (3 people)	715,561	2.49

5% Shareholders
Kalen Capital Corporation (6) The Kalen Capital Building 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	29,042,546	65.35

____________

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 28,650,341 shares of common stock issued and outstanding on a fully diluted basis as of November 15, 2016. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 325,259 shares of common stock and 50,000 shares of common stock reserved for issuance upon the exercise of a stock option that vests on December 31, 2016. Does not include 400,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(4) Includes 139,400 shares of common stock and 33,334 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan.

(5) Includes 150,901 shares of common stock and 16,667 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan.

(6) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of November 9, 2016, based upon the review of our transfer records as of said date and information provided to us by Kalen Capital Corporation and includes: (a) 13,251,445 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; (b) up to 921,875 shares issuable upon exercise of a Series I Warrant; (c) 3,110,378 shares issuable upon exercise of a Series J Warrant; (d) up to 3,110,378 shares issuable upon exercise of a Series K Warrant; (e) up to 500,000 shares issuable upon exercise of a Series L Warrant; (f) up to 375,000 shares issuable upon exercise of a Series M Warrant; (g) up to 767,000 shares issuable upon exercise of a Series N Warrant; (h) up to 427,000 shares issuable upon exercise of a Series O Warrant; (i) up to 213,500 shares issuable upon exercise of a Series P Warrant; (j) up to 468,750 shares issuable upon exercise of a Series Q Warrant; (k) up to 468,750 shares issuable upon exercise of a Series R Warrant; (l) 2,714,235 shares issuable upon conversion of the 2015 Loan Agreement; and (m) up to 2,714,235 shares issuable upon exercise of a warrant issuable upon conversion of the 2015 Loan Agreement (assuming the 2015 Loan Agreement was converted as of November 9, 2016, at a conversion price of $1.37. As of the date of this report we have not received a notice of conversion from Kalen Capital Corporation). For tax purposes, Kalen Capital Corporation has assigned all of the Company's debt and equity securities owned by it to Kalen Capital Holdings LLC, a wholly owned subsidiary.

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

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” entered into between us and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. We are required to report any transaction or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

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

The following are related party transactions for the fiscal years ended August 31, 2016 and 2015:

On October 7, 2013, we entered into the 2013 Loan Agreement with the Investor. On November 10, 2014, we entered into the 2015 Loan Agreement resulting in the extension of the 2013 Note’s maturity date to December 31, 2015 and the issuance of a Series J Warrant to purchase 3,110,378 shares of our common stock and a Series K Warrant to purchase 3,110,378 shares of our common stock. On December 31, 2015, we entered into the 2015 Second Amended Loan Agreement with the Investor resulting in the extension of the 2013 Note’s maturity date to December 31, 2017 and the issuance of a Series N Warrant to purchase 767,000 shares of our common stock. Additionally, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, we extended the maturity date of the Series I Warrant to purchase 921,875 shares of common stock from October 6, 2018 to December 31, 2020, and extended the maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock and Series K Warrant to purchase 3,110,378 shares of common stock from November 9, 2019 to December 31, 2020. For more information, see “NOTE 3 - Debt” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K..

On March 4, 2015, we entered into the Bridge Loan Agreement with the Creditor pursuant to which we borrowed $600,000 at an annual interest rate of 7%, compounded quarterly, with a default rate of 15%. The March 2015 Loan was evidenced by a promissory note with an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. In connection with the Bridge Loan Agreement, the Company issued the Creditor a Series L Stock Purchase Warrant to purchase up to 500,000 shares of the Company’s common stock, which was initially exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20. On December 7, 2015, the Creditor agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued the Creditor a Series M Stock Purchase Warrant to purchase 100,000 shares of the Company’s common stock through December 7, 2020, at an exercise price of $2.34 per share. For more information, see “NOTE 3 – Debt” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K..

On December 7, 2015, we entered into a Bridge Loan Agreement with the Investor pursuant to which we borrowed $550,000. As a condition to the Investor’s entry into the December 2015 Loan Agreement, we issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of our common stock for a period of five years, with an exercise price of $2.34. Additionally, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, we extended the maturity date of the Series M Warrant to purchase 275,000 shares of common stock from December 7, 2020 to December 31, 2020. For more information, see “NOTE 3 – Debt” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K..

During the year ended August 31, 2016, the Investor purchased 250 PPM Units related to the Offering resulting in us receiving $775,000. Additionally, the Investor converted $548,700 of principal owed under the December 2015 Loan Agreement in exchange for 177 PPM units. As a result, we issued 427,000 shares of common stock, 427,000 Series O Warrants, and 213,500 Series P Warrants. For more information, see “NOTE 3 – Debt” and “NOTE 4 – Private Placement” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

During the year ended August 31, 2016, the Investor purchased 468,750 units under the June 2016 Private Placement resulting in us receiving $1,500,000 and issuing 468,750 shares of common stock, 468,750 Series Q Warrants, and 468,750 Series R Warrants. For more information, see “NOTE 4 – Private Placement” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

During the year ended August 31, 2015, we received $765,156 upon the Investor’s exercise of 921,875 Series H Warrants, for an equal number of shares, originally issued on February 1, 2013 pursuant to the Company’s $1.2 million self-directed financing.

The law firm of Sierchio & Partners, LLP (formerly Sierchio & Company, LLP), of which Joseph Sierchio, one of the Company’s directors, was a principal, provided us counsel since our inception. During the years ended August 31, 2016 and 2015, the law firm of Sierchio & Partners, LLP provided $291,951 and $235,459, respectively, of legal services. At August 31, 2016, we owed Sierchio & Partners, LLP $53,467 which is included in accounts payable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2016. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2016 and 2015:

	Year Ended August 31,
	2016	2015
Audit fees	$23,500	$26,300
Audit-related fees	14,650	7,871
Tax fees	2,700	2,700
Total fees	$40,850	$36,871

Audit Fees

Audit fees for the years ended August 31, 2016 and 2015, totaled $23,500 and $26,300, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2016 and 2015.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2016 and 2015, totaled $14,650 and $7,871, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2016 and 2015, totaled $2,700 and $2,700, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2016 and 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of August 31, 2016 and 2015;

•	Consolidated Statements of Operations for the years ended August 31, 2016 and 2015;

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended August 31, 2016 and 2015; and

•	Notes to Consolidated Financial Statements

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

SolarWindow Technologies, Inc.
(Registrant)

November 21, 2016	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer, Chief	November 21, 2016
John A. Conklin	Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Alastair Livesey	Director	November 21, 2016
Alastair Livesey

/s/ Joseph Sierchio	Director	November 21, 2016
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2

Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.2	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.3	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.4	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.5	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.6	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.7	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.8	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.9	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.11	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.12	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.13	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.14	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.15	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.16	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.17	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.19	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

10.1	Bridge Loan Agreement by and between the Company and 1420468 Alberta Ltd. dated March 4, 2015 (Incorporated by reference to Form 8-K filed on March 10, 2015)

10.2	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

23.1	Consent of Peterson Sullivan, LLP*

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

___________

*Filed herewith.

* Management contract or compensatory plan.

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

