Form 10-Q
period 2016-11-30
SolarWindow Technologies, Inc.
filed 2017-01-10
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,666,741 shares of common stock, par value $0.001, were outstanding on January 9, 2017.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2016 AND AUGUST 31, 2016

	November 30,	August 31,
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$1,763,909	$2,509,215
Deferred research and development costs	229,256	349,302
Prepaid expenses and other current assets	26,370	15,752
Total current assets	2,019,535	2,874,269

Equipment, net of accumulated depreciation of $41,535 and $39,255, respectively	19,052	21,331
Total assets	$2,038,587	$2,895,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$137,261	$184,743
Interest payable to related party	77,250	66,401
Bridge note payable to related party, net of discount of $18,982 and $74,702, respectively	581,018	525,298
Convertible promissory notes payable to related party	-	18,146
Total current liabilities	795,529	794,588

Convertible promissory notes payable to related party, net of discount of $1,341,781 and $1,650,120, respectively	1,658,219	1,349,880
Interest payable to related party	733,280	669,244
Total liabilities	3,187,028	2,813,712

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 28,666,741 and 28,500,221 shares issued and outstanding at November 30, 2016 and August 31, 2016	28,667	28,500
Additional paid-in capital	34,221,748	33,729,715
Retained deficit	(35,398,856)	(33,676,327)
Total stockholders' equity (deficit)	(1,148,441)	81,888
Total liabilities and stockholders' equity (deficit)	$2,038,587	$2,895,600

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

	Three Months Ended November 30,
	2016	2015

Revenue	$-	$-

Operating expense
Selling, general and administrative	1,044,345	441,694
Research and development	237,787	148,922
Total operating expense	1,282,132	590,616

Loss from operations	(1,282,132)	(590,616)

Other income (expense)
Interest expense	(76,338)	(70,567)
Accretion of debt discount	(364,059)	(662,766)
Total other income (expense)	(440,397)	(733,333)

Net loss	$(1,722,529)	$(1,323,949)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	28,566,605	26,572,615

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND YEAR ENDED AUGUST 31, 2016

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2015	26,572,615	$26,572	$26,144,117	$(29,039,014)	$(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	2,480,587	-	2,481,206
February 2016 Private Placement derivative liability at inception	-	-	(1,714,395)	-	(1,714,395)
June 2016 Private Placement units issued	937,500	937	2,999,063	-	3,000,000
Stock based compensation due to common stock purchase options	-	-	308,763	-	308,763
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the year ended August 31, 2016	-	-	-	(4,637,313)	(4,637,313)
Balance, August 31, 2016	28,500,221	28,500	33,729,715	(33,676,327)	81,888

Stock based compensation related to restricted stock issuance	120,000	120	393,480	-	393,600
Exercise of stock options	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	98,600	-	98,600
Net loss for the three months ended November 30, 2016	-	-	-	(1,722,529)	(1,722,529)
Balance, November 30, 2016	28,666,741	$28,667	$34,221,748	$(35,398,856)	$(1,148,441)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

	Three Months Ended November 30,
	2016	2015
Cash flows from operating activities
Net loss	$(1,722,529)	$(1,323,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,279	2,780
Stock based compensation expense	492,200	63,214
Accretion of debt discount	364,059	662,766
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	120,046	82,692
Decrease (increase) in prepaid expenses and other current assets	(10,618)	(7,868)
Increase (decrease) in accounts payable	(47,482)	(7,315)
Increase (decrease) in interest payable	74,885	70,567
Net cash flows from operating activities	(727,160)	(457,113)

Cash flows from investing activity
Purchase of equipment	-	(2,300)
Net cash flows from investing activity	-	(2,300)

Cash flows from financing activities
Repayment of promissory note	(18,146)	-
Proceeds from promissory notes	-	400,005
Net cash flows from financing activities	(18,146)	400,005

Change in cash and cash equivalents	(745,306)	(59,408)

Cash and cash equivalents at beginning of period	2,509,215	228,465

Cash and cash equivalents at end of period	$1,763,909	$169,057

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,453	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$-	$234,360
Debt discount recorded for beneficial conversion feature	$-	$165,640

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of November 30, 2016, and for the three months ended November 30, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company’s SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent coating of organic photovoltaic (“OPV”) layers. The Company’s SolarWindow™ transparent electricity generating coatings are the subject of 14 patent pending technologies. SolarWindow™ coatings are being developed for application on glass, and flexible glass and plastic surfaces and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone.

The Company’s SolarWindow™ product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. The Company’s activities are subject to significant risks and uncertainties, including, but not limited to, the Company’s failure to secure, on a timely basis, adequate additional funding to commercialize the Company’s SolarWindow™ technology or the development of a similar technology and products, by existing or potential future competitors, that may gain earlier market entry or greater market acceptance than the Company’s technology and products.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. The adoption of this accounting update did not have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect this accounting update to have a material effect on its consolidated financial statements.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has a retained deficit of $35,398,856 and cash of $1,763,909 as of November 30, 2016, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through June 2017.

If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its SolarWindow™ technology and/or MotionPower™ technology, or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to the Company than might otherwise be available.

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

NOTE 2 - Debt

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the “December 2015 Loan Agreement”) with Kalen Capital Corporation (the “Investor”). Pursuant to the December 2015 Loan Agreement, the Company received $550,010 (Includes an additional $10 related to wire fees). The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10% and maturity date of September 1, 2016. The December 2015 Loan was convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant (the “Series M Warrant”) to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34.

The debt discount attributable to the warrants and beneficial conversion feature amounted to $458,777 and discount was accreted through March 31, 2016.

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

During the three months ended November 30, 2016, the Company recognized $695 of interest expense.

March 4, 2015, $600,000 Bridge Loan

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with 1420468 Alberta Ltd. (the “Creditor”) (which has since been merged with and into the Investor). Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%. The March 2015 Loan was evidenced by a promissory note with an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. In connection with the Bridge Loan Agreement, the Company issued Creditor a Series L Stock Purchase Warrant (the “Series L Warrant”) to purchase up to 500,000 shares of the Company’s common stock, which was initially exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20.

The debt discount attributable to the relative fair value of the Series L Warrant issued with the March 2015 Loan, amounted to $299,750 and was accreted over the original term of the March 2015 Loan through September 4, 2015.

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

During the three months ended November 30, 2016 and 2015, the Company recognized $11,617 and $10,836, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan, Series L Warrant and Series M Warrant amounted to $55,720 and $6,516 during the three months ended November 30, 2016 and 2015, respectively.

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

As consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Warrant and extended the maturity date of certain of the Investor’s existing warrants, as described below, resulting in an additional debt discount of $2,476,875 as of December 31, 2015. The modification did not result in a gain or loss due to the related party nature of the transaction.

The Company issued a Series N Warrant to purchase 767,000 shares of common stock at an exercise price of $3.38 through December 31, 2020. The fair value of the Series N Warrant was $2.102 per share, or $1,612,234 and the resulting debt discount is being accreted through December 31, 2017.

The maturity date of the Series I Warrant to purchase 921,875 shares of common stock was extended from October 6, 2018 to December 31, 2020. The Company recorded $233,234 as a debt discount to recognize the increase in value for the extension of the expiration date.

The maturity date of the Series J Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020. The Company recorded $304,817 as a debt discount to recognize the increase in fair value for the extension of the expiration date which is being accreted through December 31, 2017.

The maturity date of the Series K Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020. The Company recorded $326,590 as a debt discount to recognize the increase in fair value for the extension of the expiration date which is being accreted through December 31, 2017.

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $64,036 and $59,732 during the three months ended November 30, 2016 and 2015, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $308,339 and $656,250 during the three months ended November 30, 2016 and 2015, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $1,341,781 and will be amortized through December 31, 2017.

NOTE 3 - Private Placements

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

The terms of the Offering provided for a onetime reset adjustment (the “Reset Adjustment”) such that if, within 6 months from the Offering Termination Date, the Company sells equity securities at a price less than $3.10 per share (“Reset Price”), each of the subscribers having purchased Units in the Offering will receive additional Units (the “Reset Units”) equal to the difference between the number of Units that would have been issuable to such subscribers if the price per share of common stock included in the Units was equal to the Reset Price less the number of Units actually received by such subscriber. The Reset Adjustment expired on September 30, 2016; no Reset Units were issued. The Reset Adjustment was accounted for as a derivative, measured at fair value, during the year ended August 31, 2016. The Company determined the Reset Adjustment had no value as of August 31, 2016.

NOTE 4 - Common Stock and Warrants

Common Stock

At November 30, 2016, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 28,666,741 shares of common stock outstanding and 3,061,665 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

During the three months ended November 30, 2016, the Company had the following common stock related transactions:

•	issued 46,520 shares of common stock upon the cashless exercise of 130,000 options.

•	issued 40,000 shares of common stock on November 15, 2016 to each of the Company’s three directors pursuant to the 2006 Plan (120,000 shares total) valued at $3.28 per share, the closing price of the Company’s common stock on the day the stock was granted.

During the year ended August 31, 2016, the Company had the following common stock related transactions:

•	issued 282,106 shares of common stock upon the cashless exercise of 556,667 options.

•	issued 30,000 shares of common stock on January 5, 2016 to each of the Company’s three directors pursuant to the 2006 Plan (90,000 shares total) valued at $3.75 per share, the closing price of the Company’s common stock on the day the stock was granted.

•	received $1,367,100 pursuant to the Offering for the purchase of 441 PPM Units resulting in the issuance of 441,000 shares of common stock (See “NOTE 3 – Private Placements”).

•	converted loan principal of $548,700 from the December 2015 Loan Agreement in exchange for 177 PPM Units resulting in the issuance of 177,000 shares of common stock (See “NOTE 2 – Debt”).

•	received $3,000,000 pursuant to the June 2016 Private Placement for the purchase of 937,500 units resulting in the issuance of 937,500 shares of common stock (See “NOTE 3 – Private Placements”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2016 and August 31, 2016 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	November 30, 2016	August 31, 2016	Average Exercise Price	Expiration

Series I	921,875	921,875	$1.37	December 31, 2020
Series J	3,110,378	3,110,378	$1.12	December 31, 2020
Series K	3,110,378	3,110,378	$1.20	December 31, 2020
Series L	500,000	500,000	$1.20	December 7, 2020
Series M	375,000	375,000	$2.34	December 31, 2020
Series N	767,000	767,000	$3.38	December 31, 2020
Series O	618,000	618,000	$3.10	October 31, 2017
Series P	309,000	309,000	$3.70	April 30, 2018
Series Q	937,500	937,500	$3.20	June 20, 2019
Series R	937,500	937,500	$4.00	June 20, 2021
Total	11,586,631	11,586,631

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

The Series O and Series P Warrant were issued in connection with the Offering and the Series Q and Series R Warrants were issued in connection with the June 2016 Private Placement; see “NOTE 3 – Private Placements.”

There are a total of approximately 2,725,022 warrants issuable pursuant to the 2013 Loan Agreement as described above under “NOTE 2 – Debt: October 7, 2013, $3,000,000 Convertible Promissory Note.”

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,061,665 remain available for grant and 1,013,334 were issued pursuant to the exercise of vested options as of November 30, 2016. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three Months Ended	Year Ended
	November 30, 2016	August 31, 2016
Expected dividend yield	–	–
Expected stock price volatility	81%	82%
Risk-free interest rate	2.03%	2.06%
Expected term (in years)	7.67	7.67
Exercise price	$3.28	$3.46
Weighted-average grant date fair-value	$2.48	$2.64

A summary of the Company’s stock option activity for the three months ended November 30, 2016 and year August 31, 2016 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at August 31, 2016	720,001	3.06
Grants	35,000	3.28
Exercises	(130,000)	2.62
Outstanding at November 30, 2016	625,001	3.16	7.15 years	112,250
Exercisable at November 30, 2016	112,001	4.07	5.89 years	26,750
Available for grant at November 30, 2016	3,061,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2016. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.09 on November 30, 2016 and 475,000 outstanding options have an exercise price below $3.09 per share, as of November 30, 2016, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

During the three months ended November 30, 2016, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500. Additionally, the Company granted 35,000 options with an exercise price of $3.28.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three months ended November 30, 2016 and 2015:

	Three Months Ended
	November 30,
	2016	2015
Stock Compensation Expense:
SG&A	$53,055	$61,566
R&D	45,545	1,658
Total	$98,600	$63,224

As of November 30, 2016, the Company had $133,846 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.0 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.80	5,000	6.06	$0.80	5,000	6.06	$0.80
1.40	5,000	8.05	1.40	5,000	8.05	1.40
2.50	10,000	4.35	2.50	10,000	4.35	2.50
2.90	455,000	7.11	2.90	5,000	7.11	2.90
3.28	35,000	9.96	3.28	17,500	9.96	3.28
3.46	65,000	9.10	3.46	20,000	9.10	3.46
4.98	16,667	1.27	4.98	16,667	1.27	4.98
5.94	33,334	4.07	5.94	33,334	4.07	5.94
Total	625,001	7.15	$3.16	112,501	5.89	$4.07

NOTE 6 - Net Loss Per Share

During the three months ended November 30, 2016 and 2015, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2016 and 2015:

	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,722,529)	$(1,323,949)
Denominator:
Weighted average number of common shares outstanding	28,566,605	26,572,615
Basic and diluted EPS	$(0.06)	$(0.05)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	625,001	1,250,835
Warrants	11,586,631	8,021,537
Convertible debt	2,725,022	2,541,853
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	2,725,022	2,541,853
Total shares not included in the computation of diluted losses per share	17,661,676	14,356,078

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, has provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended November 30, 2016 and 2015, the Company recognized $106,550 and $46,965 of fees for legal services billed by firms associated with Mr. Sierchio. At November 30, 2016, the Company owed Satterlee $48,940 which is included in accounts payable. There is no accounts payable to Sierchio & Partners, LLP as of November 30, 2016. Mr. Sierchio continues his role with the Company as a director.

During the three months ended November 30, 2016, the Company paid the March 2015 Note in full resulting in a payment to the Investor totaling $19,599 representing $18,146 of principal and $1,453 of accrued interest.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 - Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended November 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

On January 5, 2017, the Company and the Creditor entered into the Second Amendment to Bridge Loan Agreement extending the maturity date of the March 2015 Loan from December 21, 2016 to December 31, 2017.

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

Overview

We are a pre-revenue company developing our proprietary SolarWindow™ transparent electricity generating coatings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent, coating of OPV layers applied to glass, flexible glass and plastic surfaces and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of 14 pending patents.

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “ Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”).

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our more important milestones includes:

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

We are currently developing products (collectively, the “SolarWindow™ Products”) derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•

SolarWindow™ – Flex – Flexible films which may be applied directly onto “previously installed (window) glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes; Note these flexible films can also be applied to new construction windows;

•	SolarWindow™ – BIPV – Components associated with BIPV applications in homes, buildings, and office towers; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing windows.

Our focus is on the development and deployment of SolarWindow™-Commercial, Structural, and Architectural products. Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners. Commercialization of the SolarWindowTM technology will require significant further capital, research, development and testing. This additional work should enable us to ascertain whether the SolarWindowTM technology can form the basis for a commercially viable technology or product and which products will be first to market.

SolarWindow™ Retrofit Veneer products are being developed as transparent, tinted, flexible veneers that can be applied directly on to existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. This retrofit veneer product will be developed in parallel to the SolarWindow™ products currently undergoing further development.

Recently, we have developed the capability to integrate transparent SolarWindow™ coatings on to flexible glass. This presents new product opportunities for curved and non-flat surfaces in automotive, aircraft, and military applications. By applying SolarWindow™ coatings on to flexible glass we can develop products with the flexibility of plastic and yet maintain the durability, scratch-resistance, and ease of maintenance of rigid glass.

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

We plan to market any SolarWindow™ Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators. To advance the technical development and subsequent commercialization of our SolarWindow™ products, we are actively seeking technology and product licensing and joint venture arrangements with research institutions, commercial partners, and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to pre-existing distribution channels which can increase the market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization. We have not yet entered into any such arrangements.

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

As of November 30, 2016, we had working capital of $1,224,006 and cash of $1,763,909. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through June 2017.

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

On March 6, 2013, we entered into Phase II of our NREL CRADA with Alliance for Sustainable Energy. Under the terms of the agreement, researchers will additionally work towards:

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

On December 28, 2015, we entered into another modification of the CRADA (“Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of November 30, 2016, the Company made $229,256 of advances to Alliance for Sustainable Energy which is reflected as an asset on our balance sheet.

Results of Operations

Three Months Ended November 30, 2016 Compared with the Three Months Ended November 30, 2015

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2016 and 2015 follows:

	Three Months Ended November 30,		Increase /	Percentage
	2016	2015	(Decrease)	Change
Operating expense
Selling, general and administrative	$597,690	$380,138	$217,252	57
Research and development	192,242	147,264	44,978	31
Stock compensation	492,200	63,214	428,986	679
Total operating expense	$1,282,132	$590,616	$691,516	117

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended November 30, 2016 compared to the three months ended November 30, 2015, we experienced an increase in investor communications related fees, professional fees and patent related fees offset by decreases in travel and administrative costs.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three months ended November 30, 2016 compared to the three months ended November 30, 2015 as a result of increased R&D related to improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Stock compensation expense increased during the three months ended November 30, 2016 compared to the three months ended November 30, 2015 due to a $35,386 increase in amortization related to our stock options as a result of the grant of 35,000 options and issuance of 120,000 shares of common stock to our directors valued at $393,600 compared to no such issuance during the three months ended November 30, 2015.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2016 and 2015 follows:

	Three Months Ended November 30,
	2016	2015	Change
Other income (expense)
Interest expense	$(76,338)	$(70,567)	$5,771
Accretion of debt discount	(364,059)	(662,766)	(298,707)
Total other income (expense)	$(440,397)	$(733,333)	$(292,936)

“Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. See “NOTE 2 – Debt” and “NOTE 3 – Private Placements” to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have a retained deficit of $35,398,856 through November 30, 2016. Included in the deficit are non-cash expenses totaling $15,389,874 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies.

These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us on a timely basis or acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. On November 30, 2016, we had a cash and cash equivalent balance of $1,763,909. We have financed our operations primarily from the sale of equity and debt securities. We currently do not have any agreements with any third party regarding a potential financing.

Net cash used in operating activities was $727,160 during the three months ended November 30, 2016, compared to net cash used in operating activities of $457,113 during the three months ended November 30, 2015.

Net cash used in investing activities was $0 during the three months ended November 30, 2016, compared to net cash used in investing activities of $2,300 during the three months ended November 30, 2015. Cash used in investing activities substantially reflects amounts paid for office equipment.

Net cash used by financing activities was $18,146 during the three months ended November 30, 2016, compared to cash provided of $400,005 during the three months ended November 30, 2015. Cash used by financing activities during the three months ended November 30, 2016 was from the payment of the bridge loan whereas cash provided by financing activities during the three months ended November 30, 2015 was from the proceeds of the March 2015 Loan.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2016, we have lease payments of $1,165 each month under our month-to-month corporate office operating lease.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2016, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

___________________

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

SolarWindow Technologies, Inc. (Registrant)

Date: January 10, 2017	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

