Form 10-Q
period 2017-02-28
SolarWindow Technologies, Inc.
filed 2017-04-17
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,881,787 shares of common stock, par value $0.001, were outstanding on April 13, 2017.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2017

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2017 AND AUGUST 31, 2016

	February 28,	August 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$876,009	$2,509,215
Deferred research and development costs	194,016	349,302
Prepaid expenses and other current assets	24,827	15,752
Total current assets	1,094,852	2,874,269

Equipment, net of accumulated depreciation of $45,028 and $39,255, respectively	61,105	21,331
Total assets	$1,155,957	$2,895,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$102,482	$184,743
Interest payable to related party	886,657	66,401
Bridge note payable to related party, net of discount of $0 and $74,702, respectively	600,000	525,298
Convertible promissory notes payable to related party, net of discount of $1,036,831 and $0, respectively	1,963,169	18,146
Total current liabilities	3,552,308	794,588

Convertible promissory notes payable to related party, net of discount of $1,650,120	-	1,349,880
Interest payable to related party	-	669,244
Total liabilities	3,552,308	2,813,712

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 28,666,741 and 28,500,221 shares issued and outstanding at February 28, 2017 and August 31, 2016	28,667	28,500
Additional paid-in capital	34,260,110	33,729,715
Retained deficit	(36,685,128)	(33,676,327)
Total stockholders' equity (deficit)	(2,396,351)	81,888
Total liabilities and stockholders' equity (deficit)	$1,155,957	$2,895,600

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	606,719	868,495	1,651,065	1,310,189
Research and development	279,493	162,937	517,280	311,859
Total operating expense	886,212	1,031,432	2,168,345	1,622,048

Loss from operations	(886,212)	(1,031,432)	(2,168,345)	(1,622,048)

Other income (expense)
Interest expense	(76,127)	(83,871)	(152,465)	(154,438)
Accretion of debt discount	(323,932)	(621,555)	(687,991)	(1,284,321)
Change in fair value of derivative liability	-	(72,225)	-	(72,225)
Total other income (expense)	(400,059)	(777,651)	(840,456)	(1,510,984)

Net loss	$(1,286,271)	$(1,809,083)	$(3,008,801)	$(3,133,032)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.07)	$(0.11)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	28,666,741	26,866,729	28,615,533	26,719,672

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2017 AND YEAR ENDED AUGUST 31, 2016

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, August 31, 2015	26,572,615	$26,572	$26,144,117	$(29,039,014)	$(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	2,480,587	-	2,481,206
February 2016 Private Placement derivative liability at inception	-	-	(1,714,395)	-	(1,714,395)
June 2016 Private Placement units issued	937,500	937	2,999,063	-	3,000,000
Stock based compensation due to common stock purchase options	-	-	308,763	-	308,763
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the year ended August 31, 2016	-	-	-	(4,637,313)	(4,637,313)
Balance, August 31, 2016	28,500,221	28,500	33,729,715	(33,676,327)	81,888

Stock based compensation related to restricted stock issuance	120,000	120	393,480	-	393,600
Exercise of stock options	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	136,962	-	136,962
Net loss for the six months ended February 28, 2017	-	-	-	(3,008,801)	(3,008,801)
Balance, February 28, 2017	28,666,741	$28,667	$34,260,110	$(36,685,128)	$(2,396,351)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities
Net loss	$(3,008,801)	$(3,133,032)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	5,773	5,688
Stock based compensation expense	530,562	524,676
Change in fair value of derivative liability	-	72,225
Accretion of debt discount	687,991	1,284,321
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	155,286	(70,066)
Decrease (increase) in prepaid expenses and other current assets	(9,075)	(7,870)
Increase (decrease) in accounts payable	(82,261)	82,137
Increase (decrease) in related party payable	-	25,720
Increase (decrease) in interest payable	151,012	154,439
Net cash flows from operating activities	(1,569,513)	(1,061,762)

Cash flows from investing activity
Purchase of equipment	(45,547)	(2,300)
Net cash flows from investing activity	(45,547)	(2,300)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	474,300
Repayment of promissory note	(18,146)	-
Proceeds from promissory notes	-	550,010
Net cash flows from financing activities	(18,146)	1,024,310

Change in cash and cash equivalents	(1,633,206)	(39,752)

Cash and cash equivalents at beginning of period	2,509,215	228,465

Cash and cash equivalents at end of period	$876,009	$188,713

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,453	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$-	$3,008,812
Debt discount recorded for beneficial conversion feature	$-	$165,640
Derivative liability from the sale of equity securities	$-	$324,045

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of February 28, 2017, and for the three and six months ended February 28, 2017 and February 29, 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has determined that the adoption of ASU 2015-17 will currently have no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect this accounting update to have a material effect on its consolidated financial statements.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has a retained deficit of $36,685,128 and cash and cash equivalents of $876,009 as of February 28, 2017, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

During the three months ended February 28, 2017 and February 29, 2016, the Company recognized $0 and $12,072, respectively, of interest expense. During the six months ended February 28, 2017 and February 29, 2016, the Company recognized $695 and $12,072, respectively, of interest expense. Accretion related to the debt discount for the December 2015 Loan Agreement amounted to $0 and $143,262 during the three months ended February 28, 2017 and February 29, 2016, respectively, and $0 and $143,262 during the six months ended February 28, 2017 and February 29, 2016, respectively.

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

On December 7, 2015, Creditor agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016 and extend the expiration date of the Series L Warrant from March 4, 2020 to December 7, 2020. As consideration the Company issued Creditor a Series M Stock Purchase Warrant to purchase 100,000 shares of the Company’s common stock through December 7, 2020, at an exercise price of $2.34 per share. As a result, the Company recognized an additional debt discount for the fair value of the Series M Stock Purchase Warrant and extension of the expiration date of the Series L Warrant amounting to $205,800 and $33,000, respectively.

On January 5, 2017, the Company and the Creditor entered into the Second Amendment to Bridge Loan Agreement extending the maturity date of the March 2015 Loan from December 31, 2016 to December 31, 2017. No consideration was exchanged for this extension in the maturity date.

During the three months ended February 28, 2017 and February 29, 2016, the Company recognized $11,690 and $11,025, respectively, of interest expense. During the six months ended February 28, 2017 and February 29, 2016, the Company recognized $23,306 and $21,861, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan, Series L Warrant and Series M Warrant amounted to $18,982 and $51,434 during the three months ended February 28, 2017 and February 29, 2016, respectively, and $74,702 and $57,950 during the six months ended February 28, 2017 and February 29, 2016, respectively.

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

On December 31, 2015, the Company entered into a Second Amended Bridge Loan Agreement (the “2015 Second Amended Loan Agreement”) with the Investor, pursuant to which the Company and the Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017 (the “Second Amended Note”).

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

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $64,437 and $60,774 during the three months ended February 28, 2017 and February 29, 2016, respectively, and $128,473 and $120,506 during the six months ended February 28, 2017 and February 29, 2016, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $304,950 and $426,859 during the three months ended February 28, 2017 and February 29, 2016, respectively, and $613,289 and $1,083,109 during the six months ended February 28, 2017 and February 29, 2016, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $1,036,831 and will be amortized through December 31, 2017.

NOTE 3 – Private Placements

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

March 2016 Private Placement

Beginning on February 18, 2016 and closing on March 31, 2016, the Company completed an offering pursuant to a Private Placement Memorandum dated February 16, 2016 (the “Offering”) for the sale to accredited investors of units of the Company’s equity securities (each a “PPM Unit” and collectively, the “PPM Units”) at a price of $3,100 per PPM Unit with each PPM Unit comprised of (a) one thousand shares of common stock; (b) one warrant to purchase one thousand shares of common stock at a price, subject to certain adjustments, of $3.10 per share through October 31, 2017 (the “Series O Warrant”); and (c) one warrant to purchase five hundred shares common stock at a price, subject to certain adjustments, of $3.70 per share through April 30, 2018 (the “Series P Warrant”). Pursuant to the Offering, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement.

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

NOTE 4 – Common Stock and Warrants

Common Stock

At February 28, 2017, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 28,666,741 shares of common stock outstanding and 3,061,665 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

During the six months ended February 28, 2017, the Company had the following common stock related transactions:

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

Warrants

Each of the Company’s outstanding warrants entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2017 and August 31, 2016 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	February 28,	August 31,	Exercise
Description	2017	2016	Price	Expiration

Series I	921,875	921,875	$1.37	December 31, 2020
Series J	3,110,378	3,110,378	$1.12	December 31, 2020
Series K	3,110,378	3,110,378	$1.20	December 31, 2020
Series L	500,000	500,000	$1.20	December 7, 2020
Series M	375,000	375,000	$2.34	December 31, 2020
Series N	767,000	767,000	$3.38	December 31, 2020
Series O	618,000	618,000	$3.10	October 31, 2017
Series P	309,000	309,000	$3.70	April 30, 2018
Series Q	937,500	937,500	$3.20	June 20, 2019
Series R	937,500	937,500	$4.00	June 20, 2021
Total	11,586,631	11,586,631

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

There are a total of approximately 2,772,057 warrants issuable pursuant to the 2013 Loan Agreement as described above under “NOTE 2 – Debt: October 7, 2013, $3,000,000 Convertible Promissory Note.”

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,061,665 remain available for grant and 1,013,334 were issued pursuant to the exercise of vested options as of February 28, 2017. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six Months Ended	Year Ended
	February 28, 2017	August 31, 2016
Expected dividend yield	–	–
Expected stock price volatility	81%	82%
Risk-free interest rate	2.03%	2.06%
Expected term (in years)	7.67	7.67
Exercise price	$3.28	$3.46
Weighted-average grant date fair-value	$2.48	$2.64

A summary of the Company’s stock option activity for the six months ended February 28, 2017 and year ended August 31, 2016 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at August 31, 2016	720,001	3.06
Grants	35,000	3.28
Exercises	(130,000)	2.62
Outstanding at February 28, 2017	625,001	3.16	6.90 years	386,300
Exercisable at February 28, 2017	187,501	3.68	6.41 years	89,150
Available for grant at February 28, 2017	3,061,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2017. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.62 on February 28, 2017 and 575,000 outstanding options have an exercise price below $3.62 per share, as of February 28, 2017, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

During the six months ended February 28, 2017, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500. Additionally, the Company granted 35,000 options with an exercise price of $3.28.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and six months ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Stock Compensation Expense:
SG&A	$26,667	$65,662	$79,722	$127,218
R&D	11,695	58,300	57,240	59,958
Total	$38,362	$123,962	$136,962	$187,176

As of February 28, 2017, the Company had $95,483 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.8 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2017:

	Stock Options Outstandin			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	5,000	5.81	$0.80	5,000	5.81	$0.80
1.40	5,000	7.80	1.40	5,000	7.80	1.40
2.50	10,000	4.10	2.50	10,000	4.10	2.50
2.90	455,000	6.91	2.90	55,000	6.91	2.90
3.28	35,000	9.72	3.28	17,500	9.72	3.28
3.46	65,000	8.85	3.46	45,000	8.85	3.46
4.98	16,667	1.03	4.98	16,667	1.03	4.98
5.94	33,334	3.82	5.94	33,334	3.82	5.94
Total	625,001	6.90	$3.16	187,501	6.41	$3.68

NOTE 6 - Net Loss Per Share

During the three and six months ended February 28, 2017 and February 29, 2016, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,286,271)	$(1,809,083)	$(3,008,801)	$(3,133,032)
Denominator:
Weighted average number of common shares outstanding	28,666,741	26,866,729	28,615,533	26,719,672
Basic and diluted EPS	$(0.04)	$(0.07)	$(0.11)	$(0.12)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Stock options	625,001	720,001	625,001	720,001
Warrants	11,586,631	9,014,131	11,586,631	9,014,131
Convertible debt	2,772,057	2,765,294	2,772,057	2,765,294
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	2,772,057	2,586,214	2,772,057	2,586,214
Total shares not included in the computation of diluted losses per share	17,755,746	15,085,640	17,755,746	15,085,640

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended February 28, 2017 and February 29, 2016, the Company recognized $45,005 and $100,629 of fees for legal services billed by firms associated with Mr. Sierchio. During the six months ended February 28, 2017 and February 29, 2016, the Company recognized $151,555 and $147,594 of fees for legal services billed by firms associated with Mr. Sierchio. At February 28, 2017, the Company owed Satterlee $11,213 which is included in accounts payable. There are no accounts payable to Sierchio & Partners, LLP as of February 28, 2017. Mr. Sierchio continues to serve as a director of the Company.

During the six months ended February 28, 2017, the Company paid the March 2015 Note in full resulting in a payment to the Investor totaling $19,599 representing $18,146 of principal and $1,453 of accrued interest.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended February 28, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

On March 2, 2017, Kalen Capital Corporation exercised outstanding warrants to purchase up to 7,642,631 shares of the Company’s common stock on a cashless basis, consisting of: (i) a Series I Warrant to purchase up to 921,875 shares; (ii) a Series J Warrant to purchase up to 3,110,378 shares; (iii) a Series K Warrant to purchase up to 3,110,378 shares; and (iv) a Series L Warrant to purchase up to 500,000 shares, resulting in the issuance of 5,215,046 shares of common stock.

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

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NRELCRADA”) with the Alliance for Sustainable Energy, LLC (the “ Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”).

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

•	SolarWindow™ – BIPV – Components associated with building integrated photovoltaic (“BIPV”) applications in homes, buildings, and office towers; and

•	SolarWindow™ – Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing windows.

Our focus is on the development and deployment of SolarWindow™ Commercial, Structural, and Architectural products. Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners. Commercialization of the SolarWindow™ technology will require significant further capital, research, development and testing. This additional work should enable us to ascertain whether the SolarWindow™ technology can form the basis for a commercially viable technology or product and which products will be first to market.

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

As of February 28, 2017, we had a working capital deficit of $2,457,456 and cash of $876,009. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through June 2017.

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

On March 6, 2013, we entered into Phase II of our NREL CRADA with Alliance for Sustainable Energy. Under the terms of the agreement, researchers will additionally work towards:

•	further improving SolarWindow™ technology efficiency and transparency;

•	optimizing electrical power (current and voltage) output;

•	optimizing the application of the active layer coatings which make it possible for SolarWindow™ coatings to generate electricity on glass surfaces;

•	developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;

•	optimizing SolarWindow™ coating performance on flexible substrates; and

•	developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating methods required for commercial-scale BIPV products and windows.

On December 28, 2015, we entered into another modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of February 28, 2017, the Company made $194,016 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is reflected as an asset on our balance sheet.

Results of Operations

Three and Six Months Ended February 28, 2017 Compared with the Three and Six Months Ended February 29, 2016

Operating Expenses

A summary of our operating expense for the three and six months ended February 28, 2017 and February 29, 2016 follows:

	Three Months Ended
	February 28, 2017	February 29, 2016	Increase / (Decrease)	% Change
Operating expense
Selling, general and administrative	$580,052	$465,333	$114,719	25
Research and development	267,798	104,637	163,161	156
Stock compensation	38,362	461,462	(423,100)	-92
Total operating expense	$886,212	$1,031,432	$(145,220)	-14

	Six Months Ended
	February 28, 2017	February 29, 2016	Increase / (Decrease)	% Change
Operating expense
Selling, general and administrative	$1,177,743	$845,470	$332,273	39
Research and development	460,040	251,902	208,138	83
Stock compensation	530,562	524,676	5,886	1
Total operating expense	$2,168,345	$1,622,048	$546,297	34

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three and six months ended February 28, 2017 compared to the three and six months ended February 29, 2016, we experienced an increase in investor communications related fees, offset by decreases in professional fees, patent related fees, travel and administrative costs.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three and six months ended February 28, 2017 compared to the three and six months ended February 29, 2016 as a result of increased R&D related to improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Stock compensation expense decreased during the three months ended February 28, 2017 compared to the three months ended February 29, 2016 due to the absence in 2017 of the issuance of 90,000 shares of common stock to our directors valued at $337,500 and the absence of any new stock option grants where during the three months ended February 29, 2016, the Company granted 65,000 stock options of which 20,000 vested upon grant. Stock compensation expense was essentially flat during the six months ended February 28, 2017 compared to the six months ended February 29, 2016.

Other Income (Expense)

A summary of our other income (expense) for the three and six months ended February 28, 2017 and February 29, 2016 follows:

	Three Months Ended
	February 28, 2017	February 29, 2016	Change
Other income (expense)
Interest expense	$(76,127)	$(83,871)	$(7,744)
Accretion of debt discount	(323,932)	(621,555)	(297,623)
Change in fair value of derivative liability	-	(72,225)	(72,225)
Total other income (expense)	$(400,059)	$(777,651)	$(377,592)

	Six Months Ended
	February 28, 2017	February 29, 2016	Change
Other income (expense)
Interest expense	$(152,465)	$(154,438)	$(1,973)
Accretion of debt discount	(687,991)	(1,284,321)	(596,330)
Change in fair value of derivative liability	-	(72,225)	(72,225)
Total other income (expense)	$(840,456)	$(1,510,984)	$(670,528)

“Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. The “change in derivative liability” results from the accounting impact of the features included in the sale of Units pursuant to our Offering. See “NOTE 2 – Debt” and “NOTE 3 – Private Placements” to our Consolidated Financial Statements contained in this Form 10-Q.

Liquidity and Capital Resources

We have a retained deficit of $36,685,128 through February 28, 2017. Included in the deficit are non-cash expenses totaling $15,752,168 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. On February 28, 2017, we had a cash and cash equivalent balance of $876,009. We have financed our operations primarily from the sale of equity and debt securities. We currently do not have any agreements with any third party regarding a potential financing.

Net cash used in operating activities was $1,569,513 during the three months ended February 28, 2017, compared to net cash used in operating activities of $1,061,762 during the three months ended February 29, 2016. Cash used in operating activities increased during the six months ended February 28, 2017 due to more cash used for R&D and investor communications.

Net cash used in investing activities was $45,547 during the six months ended February 28, 2017, compared to net cash used in investing activities of $2,300 during the six months ended February 29, 2016. Cash used in investing activities increased during the six months ended February 28, 2017 due to the purchase of R&D related equipment.

Net cash used by financing activities was $18,146 during the six months ended February 28, 2017, compared to cash provided of $1,024,310 during the six months ended February 29, 2016. Cash used by financing activities during the six months ended February 28, 2017 was from the payment of the bridge loan whereas cash provided by financing activities during the six months ended February 29, 2016 was from the proceeds of the $550,000 Bridge Loan and sale of Units from our Offering.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of February 28, 2017, we have lease payments of $1,165 each month under our month-to-month corporate office operating lease.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2017, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

________________

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

SolarWindow Technologies, Inc.
(Registrant)

	By:	/s/ John A. Conklin
Date: April 17, 2017		John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

