Form 10-Q
period 2017-05-31
SolarWindow Technologies, Inc.
filed 2017-07-17
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,031,915 shares of common stock, par value $0.001, were outstanding on July 14, 2017.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$270,875	$2,509,215
Deferred research and development costs	90,495	349,302
Prepaid expenses and other current assets	48,358	15,752
Total current assets	409,728	2,874,269

Equipment, net of accumulated depreciation of $49,090 and $39,255, respectively	57,043	21,331
Total assets	$466,771	$2,895,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$190,182	$184,743
Interest payable to related party	965,819	66,401
Bridge note payable to related party, net of discount of $0 and $74,702, respectively	600,000	525,298
Convertible promissory notes payable to related party, net of discount of $725,104 and $0, respectively	2,274,896	18,146
Total current liabilities	4,030,897	794,588

Convertible promissory notes payable to related party, net of discount of $1,650,120	-	1,349,880
Interest payable to related party	-	669,244
Total liabilities	4,030,897	2,813,712

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 33,881,787 and 28,500,221 shares issued and outstanding at May 31, 2017 and August 31, 2016	33,882	28,500
Additional paid-in capital	34,289,457	33,729,715
Retained deficit	(37,887,465)	(33,676,327)
Total stockholders' equity (deficit)	(3,564,126)	81,888
Total liabilities and stockholders' equity (deficit)	$466,771	$2,895,600

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2017 AND 2016

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	516,657	410,591	2,167,722	1,720,779
Research and development	294,791	272,373	812,072	584,232
Total operating expense	811,448	682,964	2,979,794	2,305,011

Loss from operations	(811,448)	(682,964)	(2,979,794)	(2,305,011)

Other income (expense)
Interest expense	(79,162)	(78,931)	(231,626)	(233,370)
Accretion of debt discount	(311,727)	(683,574)	(999,718)	(1,967,895)
Change in fair value of derivative liability	-	(89,010)	-	(161,235)
Loan conversion inducement expense	-	(565,406)	-	(565,406)
Total other income (expense)	(390,889)	(1,416,921)	(1,231,344)	(2,927,906)

Net loss	$(1,202,337)	$(2,099,885)	$(4,211,138)	$(5,232,917)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.08)	$(0.14)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	33,810,348	27,427,913	30,347,594	26,957,191

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MAY 31, 2017 AND YEAR ENDED AUGUST 31, 2016

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, August 31, 2015	26,572,615	$26,572	$26,144,117	$(29,039,014)	$(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	2,480,587	-	2,481,206
February 2016 Private Placement derivative liability at inception	-	-	(1,714,395)	-	(1,714,395)
June 2016 Private Placement units issued	937,500	937	2,999,063	-	3,000,000
Stock based compensation due to common stock purchase options	-	-	308,763	-	308,763
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the year ended August 31, 2016	-	-	-	(4,637,313)	(4,637,313)
Balance, August 31, 2016	28,500,221	28,500	33,729,715	(33,676,327)	81,888

Stock based compensation related to restricted stock issuance	120,000	120	393,480	-	393,600
Exercise of warrants on a cashless basis	5,215,046	5,215	(5,215)	-	-
Exercise of stock options on a cashless basis	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	171,524	-	171,524
Net loss for the nine months ended May 31, 2017	-	-	-	(4,211,138)	(4,211,138)
Balance, May 31, 2017	33,881,787	$33,882	$34,289,457	$(37,887,465)	$(3,564,126)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2017 AND 2016

	Nine Months Ended May 31,
	2017	2016
Cash flows from operating activities
Net loss	$(4,211,138)	$(5,232,917)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	9,835	8,596
Stock based compensation expense	565,124	590,056
Change in fair value of derivative liability	-	161,235
Loan conversion inducement expense	-	565,406
Accretion of debt discount	999,718	1,967,895
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	258,807	(314,920)
Decrease (increase) in prepaid expenses and other current assets	(32,606)	(7,007)
Increase (decrease) in accounts payable	5,439	8,552
Increase (decrease) in interest payable	230,174	233,370
Net cash flows from operating activities	(2,174,647)	(2,019,734)

Cash flows from investing activity
Purchase of equipment	(45,547)	(2,300)
Net cash flows from investing activity	(45,547)	(2,300)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	1,367,100
Repayment of promissory note	(18,146)	-
Proceeds from promissory notes	-	550,010
Net cash flows from financing activities	(18,146)	1,917,110

Change in cash and cash equivalents	(2,238,340)	(104,924)

Cash and cash equivalents at beginning of period	2,509,215	228,465

Cash and cash equivalents at end of period	$270,875	$123,541

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,453	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$-	$3,008,812
Debt discount recorded for beneficial conversion feature	$-	$165,640
Common stock issued for conversion of note payable	$-	$548,700
Derivative liability from the sale of equity securities	$-	$1,714,395

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of May 31, 2017, and for the three and nine months ended May 31, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company’s SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent coating of organic photovoltaic (“OPV”) layers applied to glass, flexible glass and plastic surfaces and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of 14 pending patents.

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

Going Concern

The Company does not have any commercialized products and has not generated any revenue since inception. The Company has a retained deficit of $37,887,465 and cash and cash equivalents of $270,875 as of May 31, 2017, and does not have positive cash flows from operating activities. Subsequent to May 31, 2017, the Company received proceeds of $301,860 from the exercise of 129,000 Series M Warrants. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Based upon its current and near term anticipated level of operations and expenditures, the Company believes that cash on hand should be sufficient to enable it to continue operations through October 2017.

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

During the three months ended May 31, 2017 and 2016, the Company recognized $0 and $5,077, respectively, of interest expense. During the nine months ended May 31, 2017 and 2016, the Company recognized $0 and $17,149, respectively, of interest expense. Accretion related to the debt discount for the December 2015 Loan Agreement amounted to $0 and $315,515 during the three months ended May 31, 2017 and 2016, respectively, and $0 and $458,777 during the nine months ended May 31, 2017 and 2016, respectively.

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

During the three months ended May 31, 2017 and 2016, the Company recognized $12,155 and $11,341, respectively, of interest expense. During the nine months ended May 31, 2017 and 2016, the Company recognized $35,462 and $33,201, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan, Series L Warrant and Series M Warrant amounted to $0 and $56,332 during the three months ended May 31, 2017 and 2016, respectively, and $74,702 and $114,282 during the nine months ended May 31, 2017 and 2016, respectively.

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

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $67,006 and $62,514 during the three months ended May 31, 2017 and 2016, respectively, and $195,480 and $183,020 during the nine months ended May 31, 2017 and 2016, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $311,727 and $311,727 during the three months ended May 31, 2017 and 2016, respectively, and $925,016 and $1,394,836 during the nine months ended May 31, 2017 and 2016, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $725,104 and will be amortized through December 31, 2017.

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

The terms of the Offering provided for a onetime reset adjustment (the “Reset Adjustment”) such that if, within 6 months from the Offering Termination Date, the Company sold equity securities at a price less than $3.10 per share (“Reset Price”), each of the subscribers having purchased Units in the Offering would receive additional Units (the “Reset Units”) equal to the difference between the number of Units that would have been issuable to such subscribers if the price per share of common stock included in the Units was equal to the Reset Price less the number of Units actually received by such subscriber. The Reset Adjustment expired on September 30, 2016; no Reset Units were issued. The Reset Adjustment was accounted for as a derivative, measured at fair value, during the year ended August 31, 2016. The Company determined the Reset Adjustment had no value as of August 31, 2016.

NOTE 4 – Common Stock and Warrants

Common Stock

At May 31, 2017, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 33,881,787 shares of common stock outstanding and 3,061,665 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board of Directors (the “Board”) on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

During the nine months ended May 31, 2017, the Company had the following common stock related transactions:

•	issued 46,520 shares of common stock upon the cashless exercise of 130,000 options.

•	issued 5,215,046 shares of common stock to the Investor upon the cashless exercise of all Series I, J, K and L Warrants.

•	issued 40,000 shares of common stock on November 15, 2016 to each of the Company’s three directors pursuant to the 2006 Plan (120,000 shares total) valued at $3.28 per share, the closing price of the Company’s common stock on the day the stock was granted.

During the year ended August 31, 2016, the Company had the following common stock related transactions:

•	issued 282,106 shares of common stock upon the cashless exercise of 556,667 options.

•	issued 30,000 shares of common stock on January 5, 2016 to each of the Company’s three directors pursuant to the 2006 Plan (90,000 shares total) valued at $3.75 per share, the closing price of the Company’s common stock on the day the stock was granted.

•	received $1,367,100 pursuant to the Offering for the purchase of 441 PPM Units resulting in the issuance of 441,000 shares of common stock (See “NOTE 3 – Private Placements”).

•	converted loan principal of $548,700 from the December 2015 Loan Agreement in exchange for 177 PPM Units resulting in the issuance of 177,000 shares of common stock (See “NOTE 2 – Debt”).

•	received $3,000,000 pursuant to the June 2016 Private Placement for the purchase of 937,500 units resulting in the issuance of 937,500 shares of common stock (See “NOTE 3 – Private Placements”).

Warrants

Each of the Company’s outstanding warrants entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2017 and August 31, 2016 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
Description	May 31, 2017	August 31, 2016	Average Exercise Price	Expiration

Series I	-	921,875	$1.37	December 31, 2020
Series J	-	3,110,378	$1.12	December 31, 2020
Series K	-	3,110,378	$1.20	December 31, 2020
Series L	-	500,000	$1.20	December 7, 2020
Series M	375,000	375,000	$2.34	December 31, 2020
Series N	767,000	767,000	$3.38	December 31, 2020
Series O	618,000	618,000	$3.10	October 31, 2017
Series P	309,000	309,000	$3.70	April 30, 2018
Series Q	937,500	937,500	$3.20	June 20, 2019
Series R	937,500	937,500	$4.00	June 20, 2021
Total	3,944,000	11,586,631

The Series I Warrant was issued on October 7, 2013, in connection with the 2013 Loan Agreement. On December 31, 2015, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series I Warrant from October 6, 2018 to December 31, 2020. The Series I Warrant was exercised in full and on a cashless basis on March 2, 2017 resulting in the issuance of 584,634 shares of common stock.

The Series J Warrant and Series K Warrant were issued on November 10, 2014 as a condition to the Investor entering into the 2015 Loan Agreement. On December 31, 2015, as consideration for the Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company extended the maturity date of the Series J and K Warrants from November 9, 2019 to December 31, 2020. The Series J and K Warrant were exercised in full and on a cashless basis on March 2, 2017 resulting in the issuance of 4,293,900 shares of common stock.

The Series L Warrant was issued on March 4, 2015 in connection with the March 2015 Loan. On December 7, 2015, the expiration date of the Series L Warrant was extended from March 4, 2020 to December 7, 2020. The Series L Warrant was exercised in full and on a cashless basis on March 2, 2017 resulting in the issuance of 336,512 shares of common stock.

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

There are a total of approximately 2,820,966 warrants issuable pursuant to the 2013 Loan Agreement as described above under “NOTE 2 – Debt: October 7, 2013, $3,000,000 Convertible Promissory Note.”

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 3,591,484 remain available for grant and 1,013,334 were issued pursuant to the exercise of vested options as of May 31, 2017. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine Months Ended	Year Ended
	May 31, 2017	August 31, 2016
Expected dividend yield	–	–
Expected stock price volatility	81%	82%
Risk-free interest rate	2.03%	2.06%
Expected term (in years)	7.67	7.67
Exercise price	$3.28	$3.46
Weighted-average grant date fair-value	$2.48	$2.64

A summary of the Company’s stock option activity for the nine months ended May 31, 2017 and year ended August 31, 2016 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at August 31, 2016	720,001	3.06
Grants	35,000	3.28
Exercises	(130,000)	2.62
Outstanding at May 31, 2017	625,001	3.16	6.65 years	69,500
Exercisable at May 31, 2017	187,501	3.68	6.16 years	29,500
Available for grant at May 31, 2017	3,591,484

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2017. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.00 on May 31, 2017 and 475,000 outstanding options have an exercise price below $3.00 per share, as of May 31, 2017, there is intrinsic value to the Company’s outstanding, in-the-money stock options.

During the nine months ended May 31, 2017, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500. Additionally, the Company granted 35,000 options with an exercise price of $3.28.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended May 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Stock Compensation Expense:
SG&A	$22,867	$46,680	$102,589	$173,898
R&D	11,695	18,700	68,935	78,657
Total	$34,562	$65,380	$171,524	$252,555

As of May 31, 2017, the Company had $60,921 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.5 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	5,000	5.56	$0.80	5,000	5.56	$0.80
1.40	5,000	7.55	1.40	5,000	7.55	1.40
2.50	10,000	3.85	2.50	10,000	3.85	2.50
2.90	455,000	6.66	2.90	55,000	6.66	2.90
3.28	35,000	9.46	3.28	17,500	9.46	3.28
3.46	65,000	8.60	3.46	45,000	8.60	3.46
4.98	16,667	0.78	4.98	16,667	0.78	4.98
5.94	33,334	3.57	5.94	33,334	3.57	5.94
Total	625,001	6.65	$3.16	187,501	6.16	$3.68

NOTE 6 - Net Loss Per Share

During the three and nine months ended May 31, 2017 and 2016, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,202,337)	$(2,099,885)	$(4,211,138)	$(5,232,917)
Denominator:
Weighted average number of common shares outstanding	33,810,348	27,427,913	30,347,594	26,957,191
Basic and diluted EPS	$(0.04)	$(0.08)	$(0.14)	$(0.19)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	625,001	720,001	625,001	720,001
Warrants	3,944,000	11,586,631	3,944,000	11,586,631
Convertible debt	2,820,966	2,631,845	2,820,966	2,631,845
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	2,820,966	2,631,845	2,820,966	2,631,845
Total shares not included in the computation of diluted losses per share	10,210,933	17,570,322	10,210,933	17,570,322

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the three months ended May 31, 2017 and 2016, the Company recognized $101,138 and $73,730 of fees for legal services billed by firms associated with Mr. Sierchio. During the nine months ended May 31, 2017 and 2016, the Company recognized $252,693 and $221,324 of fees for legal services billed by firms associated with Mr. Sierchio. At May 31, 2017, the Company owed Satterlee $86,138 which is included in accounts payable. There are no accounts payable to Sierchio & Partners, LLP as of May 31, 2017. Mr. Sierchio continues to serve as a director of the Company.

During the nine months ended May 31, 2017, the Company paid the March 2015 Note in full resulting in a payment to the Investor totaling $19,599 representing $18,146 of principal and $1,453 of accrued interest.

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

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the quarterly period ended May 31, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.”

On June 15, 2017, the Investor exercised 22,000 Series M Warrants. As a result, we issued 22,000 shares of common stock and received proceeds of $51,480.

On June 27, 2017, the Investor exercised 107,000 Series M Warrants. As a result, we issued 107,000 shares of common stock and received proceeds of $250,380.

On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options which vest upon the attainment of certain milestones and upon Board approval. Subsequent to May 31, 2017, the Company issued 21,128 shares of common stock to pay consulting fees incurred under the agreements.

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

Overview

We are a pre-revenue company developing our proprietary SolarWindow™ transparent electricity generating coatings. Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent, coating of organic photovoltaic (“OPV”) layers applied to glass, flexible glass and plastic surfaces and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of 14 pending patents.

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

•

engineered new methods for absorbing light energy to improve the flow of electrons (negatively charged particles), a process fundamental to generating electricity necessary for power appliances and fixtures. In principle, this advancement increases the efficiency of the solar cell and hence its ability to create more electricity from a given level of solar irradiation.

•

discovered new, solution-based compounds that successfully mobilize the electrons necessary for generating electricity on SolarWindow™ and eliminated the use of other materials that could be prone to breakdown or failure. We have been able to produce these compounds from comparatively in-expensive starting materials, and have discovered methods that allow for reproducibility.

•	created methods for increasing power output by maximizing the number of solar-cells present in our SolarWindow™ array for a defined surface area.

•	successfully scaled-up SolarWindow™ prototypes from a one-inch square to a twelve-inch square (144 square inches in surface area).

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings.

•	developed new SolarWindow™ coatings with increased transparency and improved color.

•	successfully fabricated the latest working window prototype using a faster, rapid scale-up process for applying solution-based coatings.

•	produced the largest OPV device ever fabricated at NREL in the institute’s history.

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™.

•	completed performance tests of the transparent electricity-generating coatings for glass and flexible plastics for glass-to-glass lamination processes.

•

successfully processed SolarWindow™ transparent electricity generating glass through rigorous high pressure and temperature processing of a commercial autoclave system in order to create a laminated window pane at a window fabricator, and demonstrated that the SolarWindow™ coatings continued to perform after the autoclave processing..

We are currently developing products (collectively, the “SolarWindow™ Products”) derived from our SolarWindow™ technology designed to address several potential markets, including:

☐	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

☐	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

☐	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

☐	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

☐

SolarWindow™ – Flex – Flexible films which may be applied directly onto “previously installed (window) glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes; Note these flexible films can also be applied to new construction windows;

☐	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing windows.

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

SolarWindow™ Retrofit Veneer products are being developed as transparent, tinted, flexible veneers that can be applied directly on to existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. This retrofit veneer product will be developed in parallel to the other SolarWindow™ Products currently undergoing further development.

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

We plan to market any SolarWindow™ Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators. To advance the technical development and subsequent commercialization of our SolarWindow™ products, we are actively seeking technology and product licensing and joint venture arrangements and manufacturing process integration relationships with commercial partners and industry, and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries and further research institutions. We believe that this approach could provide immediate access to pre-existing distribution channels which can increase the market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization. We have not yet entered into any such arrangements.

We cannot accurately predict the amount of funding or the time required to successfully commercialize our SolarWindow™ technology. The actual cost and time required to commercialize our SolarWindow™ technology may vary significantly depending on, among other things, the results of our R&D efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our R&D programs; competitive and technological advances; the cost of filing, prosecuting, defending and enforcing claims with respect to patents; the regulatory approval process; and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of May 31, 2017, we had a working capital deficit of $3,621,169 and cash of $270,875. Subsequent to May 31, 2017, the Company received proceeds of $301,860 from the exercise of 129,000 Series M Warrants. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through October 2017.

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

On December 28, 2015, we entered into another modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of May 31, 2017, the Company made $90,495 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is reflected as an asset on our balance sheet.

Results of Operations

Three and Nine Months Ended May 31, 2017 Compared with the Three and Nine Months Ended May 31, 2016

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2017 and 2016 follows:

	Three Months Ended May 31,		Increase /
	2017	2016	(Decrease)	% Change
Operating expense
Selling, general and administrative	$493,790	$363,911	$129,879	36
Research and development	283,096	253,673	29,423	12
Stock compensation	34,562	65,380	(30,818)	-47
Total operating expense	$811,448	$682,964	$(128,484)	19

	Nine Months Ended May 31,		Increase /
	2017	2016	(Decrease)	% Change
Operating expense
Selling, general and administrative	$1,671,533	$1,209,381	$462152	38
Research and development	743,137	505,575	237,562	47
Stock compensation	565,124	590,055	(24,931)	-4
Total operating expense	$2,979,794	$2,305,011	$674,783	29

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three and nine months ended May 31, 2017 compared to the three and nine months ended May 31, 2016, we experienced an increase in investor communications related fees, legal fees and professional fees offset by decreases in patent related fees and travel and administrative costs.

Research and Development

Research and development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&D costs increased during the three and nine months ended May 31, 2017 compared to the three and nine months ended May 31, 2016 as a result of increased R&D related to improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Stock compensation expense decreased during the three and nine months ended May 31, 2017 compared to the three and nine months ended May 31, 2016 due to fewer vesting stock options offset by higher expense related to the issuance of 90,000 shares of common stock to our directors valued at $337,500 in 2016 compared to a similar issuance of 120,000 shares to our directors valued at $393,600 in 2017.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2017 and 2016 follows:

	Three Months Ended May 31,
	2017	2016	Change
Other income (expense)
Interest expense	$(79,162)	$(78,931)	$231
Accretion of debt discount	(311,727)	(683,574)	(371,847)
Change in fair value of derivative liability	-	(89,010)	(89,010)
Loan conversion inducement expense	-	(565,406)	(565,406)
Total other income (expense)	$(390,889)	$(1,416,921)	$(1,026,032)

	Nine Months Ended May 31,
	2017	2016	Change
Other income (expense)
Interest expense	$(231,626)	$(233,370)	$(1,744)
Accretion of debt discount	(999,718)	(1,967,895)	(968,177)
Change in fair value of derivative liability	-	(161,235)	(161,235)
Loan conversion inducement expense	-	(565,406)	(565,406)
Total other income (expense)	$(1,231,344)	$(2,927,906)	$(1,696,562)

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

Liquidity and Capital Resources

We have a retained deficit of $37,887,465 through May 31, 2017. Included in the deficit are non-cash expenses totaling $16,098,457 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies.

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

Our principal source of liquidity is cash in the bank. On May 31, 2017, we had a cash and cash equivalent balance of $270,875. Subsequent to May 31, 2017, the Company received proceeds of $301,860 from the exercise of 129,000 Series M Warrants. We have financed our operations primarily from the sale of equity and debt securities. We currently do not have any agreements with any third party regarding a potential financing.

Net cash used in operating activities was $2,174,647 during the nine months ended May 31, 2017, compared to net cash used in operating activities of $2,019,734 during the nine months ended May 31, 2016. Cash used in operating activities increased during the nine months ended May 31, 2017 due to more cash used for R&D and investor communications fees.

Net cash used in investing activities was $45,547 during the nine months ended May 31, 2017, compared to net cash used in investing activities of $2,300 during the nine months ended May 31, 2016. Cash used in investing activities increased during the nine months ended May 31, 2017 due to the purchase of R&D related equipment.

Net cash used by financing activities was $18,146 during the nine months ended May 31, 2017, compared to cash provided of $1,917,110 during the nine months ended May 31, 2016. Cash used by financing activities during the nine months ended May 31, 2017 was from the payment of the bridge loan whereas cash provided by financing activities during the nine months ended May 31, 2016 was from the proceeds of the $550,000 Bridge Loan and sale of Units from our Offering.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2017, we have lease payments of $1,165 each month under our month-to-month corporate office operating lease.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2017, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

_________

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

SolarWindow Technologies, Inc.
(Registrant)

Dated: July 17, 2017	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

