Form 10-K
period 2017-08-31
SolarWindow Technologies, Inc.
filed 2017-11-22
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on February 28, 2017, as reported on the OTC Markets Group Inc. QBTM tier (the “OTCQB”) was $54,890,889.

As of November 17, 2017 there were 35,690,419 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2017

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

We are exclusively focused on the commercialization, continued development and refinement of, and the marketing of our SolarWindow™ technology including, but not limited to, the development and design of, and the bringing to market of, products derived from our SolarWindow™ technology.

At the time of this filing, our proprietary patent-pending SolarWindow™ see-through (“transparent”) electricity-generating coatings are the subject of sixty (60) U.S. and international patent filings.

Our SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent, coating of organic photovoltaic (“OPV”) solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. Photovoltaics are best known as a method for generating electric power by using solar cells to convert energy from the sun into a flow of electrons. Typically, conventional PV power is generated by making use of solar modules composed of a number of cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and only effectively generate electricity with sun light, Our researchers have replaced these materials with compounds that allow our SolarWindow™ technology to remain see-through or “transparent,” while generating electricity when exposed to either sun or artificial light.

Initially being developed for application on glass surfaces, SolarWindow™ could potentially be used on any of the more than eighty-five (85) million commercial and residential buildings in the United States alone.

We are continuing commercialization, continued development and marketing process directly through joint venture agreements with private entities and, in part, under the auspices of a Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”).

On August 2, 2017, we entered into a Process Integration and Production Agreement (the “PIPA Agreement”) with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of the agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindow technologies and

2.	integrate SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent. This year, our SolarWindow™ transparent electricity-generating coatings on glass were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power.

Additionally, we have scaled-up our technology from a single solar cell – only one-quarter the size of a grain of rice – to a working array of solar cells which form a one-foot by one-foot working prototype – our largest-ever SolarWindow™.

Our technological advancements over the past two years now enable us to fabricate a pane of glass coated with our SolarWindow™ technology by simply applying our transparent, electricity-generating coatings onto glass surfaces at room temperature and pressure; this process represents a significant technical achievement which may provide a manufacturing advantage over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic (“PV”) manufacturing.

To advance the technical development and commercialization of our SolarWindow™ products, we are actively seeking technology and product licensing and joint venture arrangements with additional research institutions, commercial partners, and organizations with established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries.

Our Important Milestones

We have been working to further designing, testing, our SolarWindow™ technology, as well as developing a prototype of our SolarWindow™, for application to commercial flat glass in tall towers since November 2006.

To date we have achieved a number of important milestones in our SolarWindow™ product development efforts towards our ultimate goal, including, but not limited to:

•	processed our SolarWindow™ transparent electricity-generating glass modules through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed sixty (60) patent applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™; and

•	completed performance tests of its transparent electricity-generating coatings for glass and flexible plastics for glass-to-glass lamination processes..

Products Derived from our SolarWindow™ Technology

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

Scientists at the debut event not only demonstrated the ability to generate “voltage” to power lighting, but also revealed SolarWindow™ capacity to produce “current” necessary for powering mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

In February 2012, we successfully developed the largest OPV device fabricated at NREL, measuring 170cm2, approximately 14 times larger than previous devices produced at NREL. In March 2012, we, in collaboration with NREL researchers, successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining transparent is especially important to the eventual deployment of an aesthetically pleasing commercial product.

On March 8, 2014, we made public never-before-seen images of our largest area, high-performance SolarWindow™ arrays. These SolarWindow™ arrays measure over 232 cm² – a significant achievement for size, improving upon our previous achievements at NREL, and produced with highly-uniform, colored tints preferred by commercial window manufacturers for installation on skyscrapers, worldwide. Among the most important criteria for developing SolarWindow™ coating applications for today’s skyscrapers is providing a set of neutral colors that remain see-through and are uniform in fabrication. We revealed a record-breaking, largest-area transparent, OPV SolarWindow™ array that addresses tall-tower and commercial building glass requirements, they also bear the promise of facile scale-up capabilities and manufacturability. This SolarWindow™ array is over 35% larger than our previously-fabricated, 170 cm² working module achievement. That prior module was already 14 times larger than the then-previous largest-area OPV module for the same type device structure ever fabricated at the NREL.

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

In May, 2015 we announced plans to replace traditional electrical wiring connections with a simplified next-generation system for collecting the power produced by its transparent electricity-generating windows. In addition to reducing costs, ease of electrical installation will be important to window fabricators, glass installers (i.e., glaziers), electricians, and maintenance personnel. The replacement of today’s cumbersome methods with our easy power connection system (‘module interconnects’) is also important for new construction and retrofit applications of SolarWindow™ electricity-generating window modules on skyscrapers and tall towers.

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

On May 17, 2017, we featured the successful processing of our SolarWindow™ transparent electricity-generating coatings on glass through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power.

We are currently developing seven products (collectively, the “SolarWindow™ Products”) derived from our SolarWindow™ technology:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly onto “previously installed (window) glass, similar to aftermarket window tint films, for retrofit to existing commercial towers, buildings, and residential homes; Note these films can also be applied to otherwise conventional windows during construction

•	SolarWindow™ – BIPV – Components associated with BIPV applications in homes, buildings, and office towers; and

•	SolarWindow™ - Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly onto “previously installed (window) glass.

Currently, we are concentrating on the development and deployment of SolarWindow™-Commercial, Structural, and Architectural glass products.

Although our efforts have already produced early working prototypes for these applications, commercialization of the SolarWindow™ technology will require significant further product development and testing, and validation. This additional work should enable us to ascertain whether the SolarWindow™ technology can actually form the basis for a commercially viable technology or product.

Our commercialization pathway has led us to the PIPA Agreement with Triview, pursuant to which we are seeking to achieve the following goals:

1.	the establishment of commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindow technologies and

2.	the integration of our SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

In addition to SolarWindow™-Commercial, Structural, and Architectural products, we are also developing SolarWindow™ Retrofit Veneer products as transparent, tinted, flexible and rigid veneers that installers can apply directly over top of existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. As noted, the SolarWindow™ Retrofit Veneer products will be developed concurrently with the other SolarWindow™ products currently under development.

Our Industry and Market Opportunity

Overview

Global energy consumption is expected to increase 53% from 2008 to 2035, according to the Energy Information Administration, and domestic electricity prices have been rising as a consequence of the increased cost of conventional electricity generation fuels and the easing of price caps in some states.

From a total glass market perspective, the world demand for flat glass was estimated to be approximately 8.3 billion square meters. The global flat glass market was estimated to be worth approximately $8.3 billion in 2016. Importantly, the global market value of fabricated flat glass was estimated to exceed approximately $100 billion for 2016.

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

We believe our products uniquely address a growing market opportunity for technologies able to generate sustainable electricity. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources. Renewable energy, especially solar and wind has reached a key tipping point whereby many renewable energy projects may compete directly with fossil fuel power plants without the need for subsidies. Legislation or fiscal support may no longer be needed to expand renewable energy.

The Market Opportunity for our SolarWindow™ Technology and Products

Based on initial market research, there are no commercially marketed OPV see-through glass windows similar to our SolarWindow™ device technology capable of generating electricity, available for sale in the United States. We believe our SolarWindow™ technology and products could be uniquely positioned as first-to-market, if commercially launched.

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

Our SolarWindow™ Products are under development for application to glass surfaces in such buildings, often referred to as “architectural flat glass” and “fabricated glass products.” In 2010, an industry report on flat glass by Pilkington, a major global glass manufacturer, noted that the ten largest cities in the United States had more than 444 million square feet of architectural glass. We do not believe that number has diminished over the past seven years; rather, we believe that this market is growing in volume, with global growth reported to be approximately 4-5% annually, with Europe, China and North America accounting for over 70% of global demand, according to the same report. Market research reports estimated the global flat glass market to be worth approximately $8.3 billion in 2016.

Our Competitive Strengths

We believe that the following strengths of our SolarWindow™ technology should enable us to compete successfully in the alternative energy industry:

•	our products are unique solutions for generating sustainable electricity on glass and flexible materials;

•	we believe that there are no commercially-available transparent OPV products for sale that directly compete with our technologies and products, and therefore, SolarWindow™ products may be positioned as ‘first-to-market;’

•	our products have unique characteristics, not easily achievable by other companies or their renewable energy technologies. Our SolarWindow™ Products generate electricity while remaining transparent, and are able to produce electricity from natural sunlight and artificial light;

•	our SolarWindow™ Products are designed for application on the glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack PV modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindow™ Products may be applied to the entire vertical glass façades of skyscrapers.

•	the electricity generated by our technologies is compatible for use with existing energy infrastructure. Our SolarWindow™ products are under development for seamless applications and integration for use in order to avoid burdening potential customers with special utility management systems;

•	SolarWindow™ transparent electricity-generating technology repurposes passive windows as energy generators;

•	our SolarWindow™ Products are being designed to be attractive, ‘active’ and completely silent energy producing product that addresses a growing energy demand;

•	our SolarWindow™ Products are anticipated to have a low price point may help deliver greater energy cost savings when compared to alternatives;

•	our SolarWindow™ technology offers a sustainable and disruptive clean technology play;

•	our SolarWindow™ Products are being designed and developed for high volume and speed production using lower-cost manufacturing processes and methods; and

•	our market strategy focuses on deployment using glass fabrication companies in an existing large global market with total glass market focus (Annealed & Tempered Glass, Glass Fabrication Processing, and Glazing Installation).

Our Business Strategy

Our goal is to complete the product development phase for our SolarWindow™ technologies and then, to the extent warranted, work towards commercial launch of SolarWindow™ Products. Key elements of our business strategy include:

•	partnering with window and glass companies that are capable of building SolarWindow™ Products that meet our performance, aesthetics; and strict environmental, energy, and budget specifications;

•	partnering with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products. We will seek to engage additional firms and institutions with important technical and product development competencies as needed;

•	identifying partnerships for technology out-licensing and in-licensing opportunities. We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development;

•	fostering commercial partnerships and joint ventures with industry partners. We are continuously working to develop commercial partnerships and joint ventures with third-parties, which could help us accelerate the development of our sales and distribution pipeline for any products which we develop;

•	developing pricing and power production models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users. In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access, to the extent available, to various subsidies, government incentives, tax credits, and other related financial mechanisms;

•	developing cost-effective, efficient, and strategic facility planning for supply-chain management and manufacturing processes. Our SolarWindow™ technology and Products would require manufacturing systems and supply-chain management expertise. We have begun to strategize and work towards addressing these needs in a cost-effective and efficient manner. In August, 2017, we signed PIPA Agreement with TriView one of the primary goals of which is to develop such manufacturing processes;

•	identifying and potentially acquiring strategic technologies and/or companies that compliment SolarWindow. We are actively engaged in identifying technologies which may be strategic and/or complementary to our SolarWindow™ and/or MotionPower™ technologies for potential acquisition;

•	raising capital in new, engaging, and innovative ways in order to continue execute on, and potentially accelerate, our path to commercialization and building shareholder value;

•	formalizing strategic relationships and partnerships with glass, energy, architectural and engineering, building and construction industries that can assist us with commercial and market outreach;

•	working with strategic partners to design and build SolarWindow™ products and processes that can assist with commercial production; and

•	identifying and developing additional applications and markets for our SolarWindow™ products.

Competition for SolarWindow™ Technology and Products

The solar PV industry is highly competitive and such competition is increasing as participants in the industry keeps growing. Although we are not aware of other products utilizing technology substantially similar to our SolarWindow™ technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium di-selenide, and others to generate electricity from the sun’s light. Given the time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our SolarWindow™ technology product, currently under development.

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

The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•	Ubiquitous Energy is a company that began at the Massachusetts Institute of Technology and is initially moving toward the electronics (tablet & E-reader, cell phone) market. Their first product seems to be a very clear, high VLT, low efficiency charging system for the electronics market;

•	Solarmer is developing organic photovoltaic or OPV technology, targeting portable power, off-grid power, and building integrated photovoltaics (BIPV) markets. Solarmer will utilize its materials, devices, and roll-to-roll process technology to manufacture OPV modules with strategic partners throughout the world. Solarmer sells and provides OPV modules to product developers and system integrators who will integrate them into various products;

•	ONYX Solar is a new type of solar company, while they are not an OPV material company, the company is considered a competitor in the space for generating power under low light conditions. Their current technology is mixture of semitransparent amorphous Si, Crystalline Si and possibly Copper, Indium, Gallium, Selenide (CIS or CIGS) and is also working on OPV. They are currently in production, and are generating revenue;

•	Sharp Corporation has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer);

These companies may have numerous competitive advantages, including:

•	significantly greater name recognition;

•	established distribution networks;

•	more advanced technologies and product development;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	processes that are operational and manufacturing prototype or final products;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

Our commercial success will depend on our ability and the ability of our licensee or sublicenses’, if any, to compete effectively in product development areas such as, but not limited to: safety, price, marketing and distribution.

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

Competition with respect to our SolarWindow™ technology and ultimately, our SolarWindow™ Products is and will be based, among other things, on safety, reliability, availability, price, marketing, distribution and patent position. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technology development and commercial sales. Another important factor will be the timing of market introduction of any SolarWindow™ Products we develop. Accordingly, the speed with which we can develop our SolarWindow™ Products, complete safety approvals processes and ultimately supply commercial quantities of any products we develop to the market is expected to be an important competitive factor.

Proprietary Assets

SolarWindow™

Our SolarWindow™ technology is the subject of sixty (60) US and International patent filings.

Government Regulation

Our SolarWindow™ technology and Products may be subject to certain government regulations. Our ability to remain viable will depend on compliance with government regulations and standards, and agency standards at various stages of technology and product development. From time to time, legislation is introduced that could significantly change the statutory provisions regulating our research and development of products and processes, the citing and operation of a manufacturing facility, and future marketing or sales of any products.

The production and marketing of SolarWindow™ Products will also be subject to occupational safety and health standards.

Current safety requirements for electrical products can include, but may not be limited to, Occupational Safety and Health Administration enforcement standards, National Electrical Code as approved as an American National Standard by the American National Standards Institute or ANSI/NFPA-70, certification by Underwriters Laboratories, engineering and architectural standards, and compliance with State and local government zoning and building codes. These regulations and standards are subject to change, and our ability to remain viable is contingent upon demonstrating compliance with Government and Agency regulations and standards.

Employees

As of August 31, 2017, we had three full time employees, Mr. John A. Conklin, President, Chief Executive Officer and Chief Financial Officer; Dr. Scott Hammond, Principal Scientist and Briana Erickson, Manager of Business Operations & Communication.

ITEM 2. PROPERTIES

Our corporate office is located at 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044. Rent for this office space is $1,200 per month.

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

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCQB:

	High	Low

Fiscal Year Ended August 31, 2017
First Quarter 2017 (September 1 – November 30, 2016)	$4.15	$3.02
Second Quarter 2017 (December 1, 2016 – February 28, 2017)	$3.90	$2.54
Third Quarter 2017 (March 1 – May 31, 2017)	$3.67	$2.70
Fourth Quarter 2017 (June 1 – August 31, 2017)	$4.66	$2.70
Fiscal Year Ended August 31, 2016
First Quarter 2016 (September 1 – November 30, 2015)	$3.05	$2.31
Second Quarter 2016 (December 1, 2015 – February 29, 2016)	$5.00	$2.88
Third Quarter 2016 (March 1 – May 31, 2016)	$4.37	$3.54
Fourth Quarter 2016 (June 1 – August 31, 2016)	$4.21	$2.21

As of November 1, 2017, there were approximately 85 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2017.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. We do not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical daily closing stock prices for the same period as the expected life of the option. We use the “simplified” method for determining the expected term of our “plain vanilla” stock options. We recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by us, additional adjustments to compensation expense may be required in future periods.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	2,125,001	(2)	$2.84	2,072,580

Equity compensation plans not approved by security holders	--		--	--

Total	2,125,001		$2.84	2,072,580

____________

(1)	Consists of grants under the 2006 Plan.
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

The shares were issued in reliance upon an exemption from registration pursuant to, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulations D and S as promulgated under the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the “SEC”), including the following:

•	if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).

•	the information contained in an annual report on Form 10-K under the Exchange Act.

•	the information contained in any reports or documents required to be filed by SolarWindow Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	a brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended August 31, 2017, we entered into the following securities related transactions:

•	On November 15, 2016 each director was issued 40,000 shares of common stock for a total issuance of 120,000 shares of common stock valued at $3.28 per share, the fair market value of our common stock on the date of issuance. (2)

•	On March 2, 2017, Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of our issued and outstanding shares of common stock (Please refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”) exercised all Series I, J, K and L Warrants (7,642,631 shares in total) on a cashless basis and received 5,215,046 shares of common stock. (2)

•	In June 2017, the Investor exercised 129,000 Series M Warrants at an exercise price of $2.34 per share and paid the Company $301,860 in exchange for 129,000 shares of common stock. (2)

•	On July 7, 2017, the Company issued 5,282 shares of common stock in exchange for services from third-party service providers valued at $15,000 at that date. (2)

•	On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options which vest upon the attainment of certain milestones and upon Board approval. During August 2017, the Company issued 13,622 shares of common stock, valued at $40,000, to pay consulting fees incurred under the agreements. (2)

•	On July 24, 2017, the Company completed a self-directed offering of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consisted of one share of common stock and one Series S-A Stock Purchase Warrant (each, a “Series S-A Warrant”) to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised on a cashless basis. All of the units of the July 2017 Private Placement were purchased by the Investor. (3)

•	issued 46,520 shares of common stock upon the cashless exercise of 130,000 options.

During the year ended August 31, 2016, we entered into the following securities related transactions:

•	On December 7, 2015, 1420468 Alberta Ltd., who on or about December 31, 2015 merged with Kalen Capital Corporation, agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued a Series M Stock Purchase Warrant to purchase 100,000 shares of our common stock through December 7, 2020, at an exercise price of $2.34 per share. (1)

•	On December 7, 2015, we entered into the December 2015 Loan Agreement with the Investor. Pursuant to the December 2015 Loan Agreement, we received $550,000 and issued a promissory note. The December 2015 Loan was initially convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34. On March 31, 2016, the Investor received 177 PPM Units (3) from the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement resulting in a remaining balance of $18,146. The remaining balance was evidenced by the March 2016 Note and was repaid on November 14, 2016. (1)

•	On December 31, 2015, we entered into the 2015 Second Amended Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017. As consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Stock Purchase Warrant to purchase 767,000 shares of our common stock through December 31, 2020, at an exercise price of $3.38 per share. (1)

•	On December 31, 2015, we extended the maturity date of all the Investor’s existing warrants, including: 1) the Series L Warrant to purchase 500,000 shares of common stock was extended from March 4, 2020 to December 7, 2020; 2) the Series I Warrant to purchase 921,875 shares of common stock was extended from October 6, 2018 to December 31, 2020; 3) the Series J Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020; and 4) the Series K Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020.(1)

•	On March 31, 2016, we completed an offering for the sale of units of the Company’s equity securities at a price of $3,100 per PPM Unit with each unit comprised of (a) one thousand shares of common stock; (b) one Series O Warrant to purchase one thousand shares of common stock at a price of $3.10 per share through October 31, 2017; and (c) one Series P Warrant to purchase five hundred shares of common stock at a price of $3.70 per share through April 30, 2018. Pursuant to the March 2016 Private Placement, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement. (3)

•	On June 20, 2016, we completed the June 2016 Private Placement for the sale of units of our equity securities with each unit comprised of (a) one share of common stock; (b) one Series Q Warrant to purchase one share of common stock at a price of $3.20 per share through June 20, 2019; and (c) one Series R Warrant to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. Pursuant to the June 2016 Private Placement, we issued 937,500 units in exchange for cash of $3,000,000.(3)

•	issued 282,106 shares of common stock to our directors upon the cashless exercise of 556,667 options.

•	On January 5, 2016 each director was issued 30,000 shares of common stock for a total issuance of 90,000 shares of common stock valued at $3.75 per share, the fair market value of our common stock on the date of issuance.(2)

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

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings. SolarWindow™ coatings is an organic photovoltaic (“OPV”) device comprised of ultra-thin layers that can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent electricity-generating coatings and technology is capable of harvesting light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of sixty (60) pending U.S. and international patent filings.

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”).

On August 2, 2017, we entered into a Process Integration and Production Agreement with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies and

2.	integrate SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific transparent electricity-generating SolarWindow™ Products.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our more important milestones includes:

•	our SolarWindow™ transparent electricity-generating glass modules were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed sixty (60) patent applications for our electricity-generating coating and SolarWindow™ technology development efforts; and

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots.

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings.

•	developed new SolarWindow™ coatings with increased transparency and improved color.

•	produced the largest OPV device ever fabricated at NREL in the institute’s history.

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™.

•	completed performance tests of the transparent electricity-generating coatings for glass and flexible plastics for glass-to-glass lamination processes.

•	successfully processed SolarWindow™ transparent electricity generating glass through rigorous high pressure and temperature processing of a commercial autoclave system in order to create a laminated window pane at a window fabricator, and demonstrated that the SolarWindow™ coatings continued to perform after the autoclave processing.

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly; and

•	SolarWindow™ - Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing windows. onto “previously installed (window) glass.

Our focus is on the development and deployment of SolarWindow™-Commercial, Structural, and Architectural glass products. Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners. Commercialization of the SolarWindow™ technology will require significant further capital, product development and testing, and validation. This additional work should enable us to ascertain whether the SolarWindow™ technology can form the basis for a commercially viable technology or product and which products will be first to market.

SolarWindow™ Retrofit Veneer products are being developed as transparent, tinted, flexible and rigid veneers that can be applied directly on to existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. This retrofit veneer product will be developed in parallel to the other SolarWindow™ Products currently undergoing further development.

Recently, our SolarWindow™ transparent electricity-generating coatings on glass were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power.

We also developed the capability to integrate transparent SolarWindow™ coatings on to flexible glass. This presents new product opportunities for curved and non-flat surfaces in automotive, aircraft, and military applications. By applying SolarWindow™ coatings on to flexible glass we can develop products with the flexibility of plastic and yet maintain the durability, scratch-resistance, and ease of maintenance of rigid glass.

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

We plan to market any SolarWindow™ Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators, to advance the technical development and subsequent commercialization of our SolarWindow™ products. We are actively seeking technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization. We have not yet entered into any such arrangements for these services.

We cannot accurately predict the amount of funding or the time required to successfully commercialize or fabricate SolarWindow™ products. The actual cost and time required to commercialize our SolarWindow™ technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

As of August 31, 2017, we had working capital of $548,571 and cash of $670,853. Subsequent to August 31, 2017, the Company received proceeds of $2,555,176 upon the closing of a private placement and $248,000 from the exercise of 80,000 Series O Warrants. On November 3, 2017, the Company and Investor amended 2013 Note (with a principal balance of $3,000,000) and the March 2015 loan (with a principal balance of $600,000) to extend the maturity dates of each note to December 31, 2019. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations for the next twelve (12) months.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

Process Integration and Production Agreement with TriView Glass Industries

On August 2, 2017, we entered into the PIPA Agreement with TriView. Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies and

2.	integrate SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

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

On December 28, 2015, we entered into another modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of August 31, 2017, the Company made $91,204 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheet.

Results of Operations

Year Ended August 31, 2017 Compared with the Year Ended August 31, 2016

Operating Expenses

A summary of our operating expense for the years ended August 31, 2017 and 2016 follows:

	Year Ended August 31,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense:
Selling, general and administrative	$2,211,754	$1,769,537	$442,217	25
Research and product development	869,840	725,565	144,275	20
Stock compensation	648,201	646,263	1,938	0
Total operating expense	$3,729,795	$3,141,365	$588,430	19

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the year ended August 31, 2017 compared to the year ended August 31, 2016, we experienced an increase in investor communications related fees, professional fees and personnel costs offset by decreases in travel and administrative costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&PD costs increased during the year ended August 31, 2017 compared to the year ended August 31, 2016 as a result of increased R&PD related to improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Stock compensation expense increased slightly during the year ended August 31, 2017 compared to the year ended August 31, 2016 due to fewer vesting stock options offset by higher expense related to the issuance of 90,000 shares of common stock to our directors valued at $337,500 in 2016 compared to a similar issuance of 120,000 shares to our directors valued at $393,600 in 2017 and 18,904 shares issued to various consultants valued at an average price per share of $2.91.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2017 and 2016 follows:

	Years Ended August 31,
	2017	2016	Change
Other income (expense)
Interest expense	$(312,185)	$(308,983)	$3,202
Accretion of debt discount	(1,311,445)	(2,335,954)	(1,024,509)
Change in fair value of derivative liability	-	1,714,395	1,714,395
Loan conversion inducement expense	-	(565,406)	(565,406)
Total other income (expense)	$(1,623,630)	$(1,495,948)	$127,682

“Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. The “change in derivative liability” resulted from the accounting impact of the features included in the sale of securities pursuant to our March 2016 Private Placement. The “loan conversion inducement expense” is the result of issuing securities in exchange for repayment of the December 2015 Loan Agreement which terms were more favorable compared to the original conversion terms of the December 2015 Loan Agreement. See “NOTE 3 – Debt” and “NOTE 4 – Private Placements” to our Consolidated Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of August 31, 2017, we have a retained deficit of $39,029,752. Included in the deficit are non-cash expenses totaling $16,493,261 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Over the past year, the Company has been funded through the sale of equity securities. As of August 31, 2017, the Company had approximately $670,853 of cash.

On September 29, 2017, the Company completed a private placement with a group of private investors, whereby the Company received proceeds of $2,555,176 from the sale of common stock and warrants.

From September 9, 2017 through October 31, 2017, the Company received $248,000 upon the exercise of 80,000 Series O Warrants.

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2013 Note (with a principal balance of $3,000,000) to extend the maturity date to December 31, 2019.

On November 3, 2017, the Company entered into the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the March 2015 loan (with a principal balance of $600,000) to extend the maturity date to December 31, 2019.

The Company believes that, as a result of the recent financings and note maturity date extensions, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year.

Our principal source of liquidity is cash in the bank. On August 31, 2017, we had a cash and cash equivalent balance of $670,853. Subsequent to August 31, 2017, the Company received proceeds of $2,555,176 upon the closing of a private placement and $248,000 from the exercise of 80,000 Series O Warrants.

Net cash used in operating activities was $2,766,529 during the year ended August 31, 2017, compared to net cash used in operating activities of $2,634,060 during the year ended August 31, 2016. Cash used in operating activities increased during the year ended August 31, 2017 due to more cash used for R&D and investor communications fees.

Net cash used in investing activities was $45,547 during the year ended August 31, 2017, compared to net cash used in investing activities of $2,300 during the year ended August 31, 2016. Cash used in investing activities increased during the year ended August 31, 2017 due to the purchase of R&D related equipment.

Net cash provided by financing activities was $973,714 during the year ended August 31, 2017, compared to cash provided of $4,917,110 during the year ended August 31, 2016. Cash provided by financing activities during the year ended August 31, 2017 was from the re-payment of the bridge loan and the exercise of 129,000 Series M Warrants for proceeds of $301,860 and the July 24, 2017 private placement of 300,000 units of our securities resulting in proceeds of $690,000 whereas cash provided by financing activities during the year ended August 31, 2016 was from the proceeds of the $550,000 Bridge Loan and sale of securities from our March 2016 Private Placement.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of August 31, 2017, we have lease payments of $1,200 each month under our month-to-month corporate and other office operating leases.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SolarWindow Technologies, Inc.

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. and Subsidiaries (“the Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SolarWindow Technologies, Inc. and Subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 22, 2017

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$670,853	$2,509,215
Deferred research and development costs	91,204	349,302
Prepaid expenses and other current assets	16,698	15,752
Total current assets	778,755	2,874,269

Equipment, net of accumulated depreciation of $53,181 and $39,255, respectively	52,953	21,331
Total assets	$831,708	$2,895,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$230,184	$184,743
Interest payable to related party	-	66,401
Bridge note payable to related party, net of discount of $74,702	-	525,298
Convertible promissory note payable to related party	-	18,146
Total current liabilities	230,184	794,588

Bridge note payable to related party	600,000	-
Convertible promissory note payable to related party, net of discount of $413,377 and $1,650,120, respectively	2,586,623	1,349,880
Interest payable to related party	1,046,377	669,244
Total long term liabilities	4,233,000	2,019,124
Total liabilities	4,463,184	2,813,712

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 34,329,691 and 28,500,221 shares issued and outstanding at August 31, 2017 and 2016, respectively	34,330	28,500
Additional paid-in capital	35,363,946	33,729,715
Retained deficit	(39,029,752)	(33,676,327)
Total stockholders' equity (deficit)	(3,631,476)	81,888
Total liabilities and stockholders' equity (deficit)	$831,708	$2,895,600

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

	Years Ended August 31,
	2017	2016

Revenue	$-	$-

Operating expense
Selling, general and administrative	2,779,325	2,318,443
Research and product development	950,470	822,922
Total operating expense	3,729,795	3,141,365

Loss from operations	(3,729,795)	(3,141,365)

Other income (expense)
Interest expense	(312,185)	(308,983)
Accretion of debt discount	(1,311,445)	(2,335,954)
Change in fair value of derivative liability	-	1,714,395
Loan conversion inducement expense	-	(565,406)
Total other income (expense)	(1,623,630)	(1,495,948)

Net loss	$(5,353,425)	$(4,637,313)

Basic and Diluted Loss per Common Share	$(0.17)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	31,299,979	27,295,540

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, August 31, 2015	26,572,615	$26,572	$26,144,117	$(29,039,014)	$(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	2,480,587	-	2,481,206
February 2016 Private Placement derivative liability at inception	-	-	(1,714,395)	-	(1,714,395)
June 2016 Private Placement units issued	937,500	937	2,999,063	-	3,000,000
Stock based compensation due to common stock purchase options	-	-	308,763	-	308,763
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the year ended August 31, 2016	-	-	-	(4,637,313)	(4,637,313)
Balance, August 31, 2016	28,500,221	28,500	33,729,715	(33,676,327)	81,888

July 2017 Private Placement units issued	300,000	300	689,700	-	690,000
Stock based compensation related to stock issuances	138,904	139	448,463	-	448,602
Exercise of warrants for cash	129,000	129	301,731	-	301,860
Exercise of warrants on a cashless basis	5,215,046	5,215	(5,215)	-	-
Exercise of stock options on a cashless basis	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	199,599	-	199,599
Net loss for the year ended August 31, 2017	-	-	-	(5,353,425)	(5,353,425)
Balance, August 31, 2017	34,329,691	$34,330	$35,363,946	$(39,029,752)	$(3,631,476)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

	Years Ended August 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,353,425)	$(4,637,313)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	13,925	11,504
Stock based compensation expense	648,201	646,263
Change in fair value of derivative liability	-	(1,714,395)
Loan conversion inducement expense	-	565,406
Accretion of debt discount	1,311,445	2,335,954
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	258,098	(243,167)
Decrease (increase) in prepaid expenses and other current assets	(946)	5,400
Increase (decrease) in accounts payable	45,441	87,305
Increase (decrease) in interest payable	310,732	308,983
Net cash flows from operating activities	(2,766,529)	(2,634,060)

Cash flows from investing activity
Purchase of equipment	(45,547)	(2,300)
Net cash flows from investing activity	(45,547)	(2,300)

Cash flows from financing activities
Proceeds from the issuance of equity securities	991,860	4,367,100
Repayment of promissory note	(18,146)	-
Proceeds from promissory notes	-	550,010
Net cash flows from financing activities	973,714	4,917,110

Change in cash and cash equivalents	(1,838,362)	2,280,750

Cash and cash equivalents at beginning of period	2,509,215	228,465

Cash and cash equivalents at end of period	$670,853	$2,509,215

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,453	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for value of warrants issued and/or modified	$-	$3,008,812
Debt discount recorded for beneficial conversion feature	$-	$165,640
Common stock issued for conversion of note payable	$-	$548,700
Derivative liability from the sale of equity securities	$-	$1,714,395

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

NOTE 1 – Organization and Going Concern

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

The Company’s SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent, coating of organic photovoltaic solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. Photovoltaics are best known as a method for generating electric power by using solar cells to convert energy from the sun into a flow of electrons. Typically, conventional PV power is generated by making use of solar modules composed of a number of cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with compounds that allow our SolarWindow™ technology to remain see-through or “transparent,” while generating electricity when exposed to either sun or artificial light.

The Company’s SolarWindow™ product development programs involve ongoing product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. The Company’s activities are subject to significant risks and uncertainties, including, but not limited to, the Company’s failure to secure, on a timely basis, adequate additional funding to commercialize the Company’s SolarWindow™ technology or the development of a similar technology and products, by existing or potential future competitors, that may gain earlier market entry or greater market acceptance than the Company’s technology and products.

Going Concern

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. These are conditions that initially indicated substantial doubt about the Company’s ability to continue as a going concern. Over the past year, the Company has been funded through the sale of equity securities. As of August 31, 2017, the Company had approximately $670,853 of cash. On September 29, 2017, the Company completed a private placement with a group of private investors, whereby the Company received proceeds of $2,555,176 from the sale of common stock and warrants. From September 9, 2017 through October 31, 2017, the Company received $248,000 upon the exercise of 80,000 Series O Warrants. On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2013 Note (with a principal balance of $3,000,000) to extend the maturity date to December 31, 2019. On November 3, 2017, the Company entered into the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the March 2015 loan (with a principal balance of $600,000) to extend the maturity date to December 31, 2019. The Company believes that, as a result of the recent financings and note maturity date extensions, it currently has sufficient cash to meet its funding requirements over the next year and these events alleviate the conditions which initially indicated substantial doubt about the Company's ability to continue as a going concern. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

Kinetic Energy Corporation (“KEC”) was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities measured and recorded on a recurring or nonrecurring basis with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities measured and recorded on a recurring or nonrecurring basis with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities measured and recorded on a recurring or nonrecurring basis with Level 3 inputs.

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company has granted stock options with performance conditions to certain nonemployee consultants. At each reporting date, the Company evaluates whether the achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the assessment of achievement of each performance condition or the occurrence of the event which will trigger the options to vest. The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “NOTE 6 – Common Stock and Warrants” and “NOTE 7 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

NOTE 3 - Debt

December 7, 2015, $550,000 Bridge Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the “December 2015 Loan Agreement”) with Kalen Capital Corporation (the “Investor”), a private corporation owning in excess of 10% of our issued and outstanding shares of common stock. Pursuant to the December 2015 Loan Agreement, the Company received $550,010 (Includes an additional $10 related to wire fees). The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10% and maturity date of September 1, 2016. The December 2015 Loan was convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant (the “Series M Warrant”) to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34.

The debt discount attributable to the warrants and beneficial conversion feature amounted to $458,777 and discount was accreted through March 31, 2016.

On March 31, 2016, upon the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement, the Investor received 177 PPM Units pursuant to the March 2016 Private Placement (defined below) resulting in a remaining balance of $18,146. The remaining balance was evidenced by a new promissory note (the “March 2016 Note”) dated March 31, 2016. The March 2016 Note accrued interest at 10% and was due September 1, 2016. The March 2016 Note was repaid on November 14, 2016.

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

During the year ended August 31, 2017 and 2016, the Company recognized $695 and $17,604, respectively, of interest expense. Accretion related to the debt discount for the December 2015 Loan Agreement amounted to $0 and $458,777 during the years ended August 31, 2017 and 2016, respectively.

March 4, 2015, $600,000 Bridge Loan

On March 4, 2015, the Company entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with 1420468 Alberta Ltd. (which has since been merged with and into the Investor, herinafter the “Investor”). Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%. The March 2015 Loan was evidenced by a promissory note with an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. In connection with the Bridge Loan Agreement, the Company issued The Investor a Series L Stock Purchase Warrant (the “Series L Warrant”) to purchase up to 500,000 shares of the Company’s common stock, which was initially exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20.

The debt discount attributable to the relative fair value of the Series L Warrant issued with the March 2015 Loan, amounted to $299,750 and was accreted over the original term of the March 2015 Loan through September 4, 2015.

On December 7, 2015, The Investor agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016 and extend the expiration date of the Series L Warrant from March 4, 2020 to December 7, 2020. As consideration the Company issued The Investor a Series M Stock Purchase Warrant to purchase 100,000 shares of the Company’s common stock through December 7, 2020, at an exercise price of $2.34 per share. As a result, the Company recognized an additional debt discount for the fair value of the Series M Stock Purchase Warrant and extension of the expiration date of the Series L Warrant amounting to $205,800 and $33,000, respectively.

On January 5, 2017, the Company and the The Investor entered into the Second Amendment to Bridge Loan Agreement extending the maturity date of the March 2015 Loan from December 31, 2016 to December 31, 2017. No consideration was exchanged for this extension in the maturity date.

On November 3, 2017, the Company entered into the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5% and all outstanding warrants held by the Investor had their maturity date extended to December 31, 2022.

During the years ended August 31, 2017 and 2016, the Company recognized $47,832 and $44,742, respectively, of interest expense. Accretion related to the debt discount for the March 2015 Loan, Series L Warrant and Series M Warrant amounted to $74,702 and $170,614 during the years ended August 31, 2017 and 2016, respectively.

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

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2013 Note to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5% and all outstanding warrants held by the Investor had their maturity date extended to December 31, 2022.

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

Interest expense related to the 2013 Loan Agreement, as amended, amounted to $263,668 and $246,637 during the years ended August 31, 2017 and 2016, respectively.

Accretion of the debt discount related to the 2013 Loan Agreement as amended amounted to $1,236,743 and $1,706,563 during the years ended August 31, 2017 and 2016, respectively. The remaining debt discount related to the Series N Warrants and Series I, J and K Warrant expiration date extensions totals $413,377 and will be amortized through December 31, 2017.

Principal maturities for notes payable for the years ending August 31 are as follows (See “NOTE 11 – Subsequent Events” below):

2018	-
2019	-
2020	3,600,000
Total	$3,600,000

NOTE 4 – Private Placements

July 2017 Private Placement

On July 24, 2017, the Company completed a self-directed offering of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consisted of one share of common stock and one Series S-A Stock Purchase Warrant (each, a “Series S-A Warrant”) to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised on a cashless basis. All of the units of the July 2017 Private Placement were purchased by the Investor.

The relative fair value of the common stock was estimated to be $414,000. The relative fair value of the Series S-A Warrants was estimated to be $276,000 as determined based on the relative fair value allocation of the proceeds received. The Series S-A Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.20 per share; estimated volatility – 76.13%; 5-year risk free interest rate – 1.83%; expected dividend rate - 0% and expected life - 5 years.

June 2016 Private Placement

On June 20, 2016, the Company completed a self-directed offering of 937,500 units at a price of $3.20 per unit for $3,000,000 in aggregate proceeds (the “June 2016 Private Placement”). Each unit consisted of (a) one share of common stock; (b) one Series Q Stock Purchase Warrant (each, a “Series Q Warrant”) to purchase one share of common stock at an exercise price of $3.20 per share through June 20, 2019; and (c) one Series R Stock Purchase Warrant (each, a “Series R Warrant”) to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. The warrants may be exercised on a cashless basis.

The relative fair value of the common stock was estimated to be $1,338,000. The relative fair value of the Series Q Warrants and Series R Warrants was estimated to be $783,000 and $879,000, respectively, as determined based on the relative fair value allocation of the proceeds received.

March 2016 Private Placement

Beginning on February 18, 2016 and closing on March 31, 2016, the Company completed an offering pursuant to a Private Placement Memorandum dated February 16, 2016 (the “March 2016 Private Placement”) for the sale to accredited investors of units of the Company’s equity securities (each a “PPM Unit” and collectively, the “PPM Units”) at a price of $3,100 per PPM Unit with each PPM Unit comprised of (a) one thousand shares of common stock; (b) one warrant to purchase one thousand shares of common stock at a price, subject to certain adjustments, of $3.10 per share through October 31, 2017 (the “Series O Warrant”); and (c) one warrant to purchase five hundred shares common stock at a price, subject to certain adjustments, of $3.70 per share through April 30, 2018 (the “Series P Warrant”). Pursuant to the March 2016 Private Placement, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement.

The terms of the March 2016 Private Placement provided for a onetime reset adjustment (the “Reset Adjustment”) such that if, within 6 months from the March 2016 Private Placement Termination Date, the Company sold equity securities at a price less than $3.10 per share (“Reset Price”), each of the subscribers having purchased Units in the March 2016 Private Placement would receive additional Units (the “Reset Units”) equal to the difference between the number of Units that would have been issuable to such subscribers if the price per share of common stock included in the Units was equal to the Reset Price less the number of Units actually received by such subscriber. The Reset Adjustment expired on September 30, 2016; no Reset Units were issued. The Reset Adjustment was accounted for as a derivative, measured at fair value, during the year ended August 31, 2016. The Company determined the Reset Adjustment had no value as of August 31, 2016.

NOTE 5 - Derivative Liability Related to the PPM Units

The Reset Adjustment contained in the March 2016 Private Placement did not have fixed settlement provisions because the number of PPM Units issued may be adjusted higher if the Company sells securities at lower prices in the future; therefore, the Company concluded that the Reset Adjustment feature was not indexed to the Company’s stock and is to be treated as a derivative liability for accounting purposes. The accounting treatment for derivative financial instruments requires that the Company allocate a portion of the equity proceeds to the derivative for an amount equal to its initial fair value. Subsequently, on each reporting date, the fair value of the derivative is measured with changes in value recorded to other income/expense. In determining the fair value of the derivative liabilities, the Company used a Monte Carlo simulation at the date the instrument was issued and at each quarter end until the termination date of the Reset Adjustment on September 30, 2016.

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

As of August, 31, 2016, as a result of the June 2016 Private Placement, the Company had no plans to raise capital prior to the expiration date of the Reset Adjustment. As a result, the Company determined that the Reset Adjustment had no value as of August 31, 2016 resulting in the reclassification of the derivative liability balance to additional paid-in capital.

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

NOTE 6 – Common Stock and Warrants

Common Stock

At August 31, 2017, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 34,329,691 shares of common stock outstanding and 2,072,580 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 7 - Stock Options”).

During the year ended August 31, 2017, we entered into the following securities related transactions:

•	On July 24, 2017, the Company completed the July 2017 Private Placement of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S-A Warrant to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised on a cashless basis. All of the units of the July 2017 Private Placement were purchased by the Investor (See “NOTE 4 – Private Placements”).

•	On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options which vest upon the attainment of certain milestones and upon Board approval. During August 2017, the Company issued 13,622 shares of common stock, valued at $40,000 (based on the closing price of the Company’s stock on the date transferred), to pay consulting fees incurred under the agreements.

•	On July 7, 2017, the Company issued 5,282 shares of common stock in exchange for services valued at $15,000 (based on the closing price of the Company’s stock on the date transferred).

•	In June 2017, the Investor exercised 129,000 Series M Warrants at an exercise price of $2.34 per share and paid the Company $301,860 in exchange for 129,000 shares of common stock.

•	On March 2, 2017, the Investor exercised all Series I, J, K and L Warrants (7,642,631 shares in total) on a cashless basis and received 5,215,046 shares of common.

•	On November 15, 2016 each director was issued 40,000 shares of common stock for a total issuance of 120,000 shares of common stock valued at $3.28 per share, the fair market value of our common stock on the date of issuance.

•	issued 46,520 shares of common stock upon the cashless exercise of 130,000 options.

During the year ended August 31, 2016, the Company had the following common stock related transactions:

•	issued 282,106 shares of common stock upon the cashless exercise of 556,667 options.

•	issued 30,000 shares of common stock on January 5, 2016 to each of the Company’s three directors pursuant to the 2006 Plan (90,000 shares total) valued at $3.75 per share, the closing price of the Company’s common stock on the day the stock was granted.

•	received $1,367,100 pursuant to the March 2016 Private Placement for the purchase of 441 PPM Units resulting in the issuance of 441,000 shares of common stock (See “NOTE 4 – Private Placements”).

•	converted loan principal of $548,700 from the December 2015 Loan Agreement in exchange for 177 PPM Units resulting in the issuance of 177,000 shares of common stock (See “NOTE 3 – Debt”).

•	received $3,000,000 pursuant to the June 2016 Private Placement for the purchase of 937,500 units resulting in the issuance of 937,500 shares of common stock (See “NOTE 4 – Private Placements”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2017 and 2016 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	August 31,	August 31,	Exercise
Description	2017	2016	Price	Expiration
Series I	-	921,875	$1.37	December 31, 2020
Series J	-	3,110,378	$1.12	December 31, 2020
Series K	-	3,110,378	$1.20	December 31, 2020
Series L	-	500,000	$1.20	December 7, 2020
Series M	246,000	375,000	$2.34	December 31, 2020
Series N	767,000	767,000	$3.38	December 31, 2020
Series O	618,000	618,000	$3.10	October 31, 2017
Series P	309,000	309,000	$3.70	April 30, 2018
Series Q	937,500	937,500	$3.20	June 20, 2019
Series R	937,500	937,500	$4.00	June 20, 2021
Series S-A	300,000	-	$2.53	July 24, 2022
Total	4,115,000	11,586,631

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

A Series M Warrant, with an exercise price of $2.34, to purchase 275,000 shares of common stock was issued on December 7, 2015 in connection with the December 2015 Loan. A Series M Warrant, with an exercise price of $2.34, to purchase 100,000 shares was issued on December 7, 2015 as an inducement for the Investor to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 21, 2016. In June 2017, the Investor exercised 129,000 Series M Warrants.

The Series N Warrant to purchase 767,000 shares was issued on December 31, 2015 pursuant to the 2015 Second Amended Loan Agreement as an inducement for the Investor to extend the maturity date of the 2013 Note from December 31, 2015 to December 31, 2017.

The Series O and Series P Warrants were issued in connection with the March 2016 Private Placement and the Series Q and Series R Warrants were issued in connection with the June 2016 Private Placement; see “NOTE 4 – Private Placements.”

The Series S-A Warrant was issued in connection with the July 2017 Private Placement; see “NOTE 4 – Private Placements.”

On November 3, 2017, the term of the Series M Warrant, Series N Warrant, Series P Warrant for 213,500 shares, Series R Warrant for 468,750 shares, and Series S-A Warrant were extended to December 31, 2022, as contemplated by the Amendments described in Note 11.

There are a total of approximately 2,870,739 warrants issuable pursuant to the 2013 Loan Agreement as described above under “NOTE 3 – Debt: October 7, 2013, $3,000,000 Convertible Promissory Note.”

NOTE 7 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 2,072,580 remain available for grant and 1,013,334 were issued pursuant to the exercise of vested options as of August 31, 2017. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Year Ended	Year Ended
	August 31, 2017	August 31, 2016
Expected dividend yield	–	–
Expected stock price volatility	79% - 81%	82%
Risk-free interest rate	1.95% - 2.03%	2.06%
Expected term (in years)	5.00 - 7.67	7.67
Exercise price	$2.71	$3.46
Weighted-average grant date fair-value	$1.85	$2.64

A summary of the Company’s stock option activity for the years ended August 31, 2017 and 2016 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2015	1,267,502	2.68
Grants	65,000	3.46
Forfeitures	(55,834)	3.23
Exercises	(556,667)	2.22
Outstanding at August 31, 2016	720,001	3.06
Grants	1,535,000	2.71
Exercises	(130,000)	2.62
Outstanding at August 31, 2017	2,125,001	2.84	5.31 years	2,969,800
Exercisable at August 31, 2017	237,501	3.51	6.01 years	233,900
Available for grant at August 31, 2017	2,072,580

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2017. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $4.20 on August 31, 2017 and 2,075,000 outstanding options have an exercise price below $4.20 per share, as of August 31, 2017, there is intrinsic value to the Company’s outstanding, in-the-money stock options, including 187,500 options that are exercisable and in-the-money.

During the year ended August 31, 2017, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500.

During the year ended August 31, 2016, there were 556,667 options exercised on a cashless basis resulting in the issuance of 282,106 shares of common stock. The aggregate intrinsic value of the options exercised during the year ended August 31, 2016 was $1,277,834.

On November 15, 2016, the Company granted 35,000 options to two employees with an exercise price of $3.28.

On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options with an exercise price of $2.70 per share, and which vest upon the achievement of performance conditions and upon Board approval. The 1,500,000 stock options granted to consultants had a grant date fair value of $1.84 per option. As of August 31, 2017, the Company determined the achievement of the performance conditions was not probable. Compensation expense will be recorded for the options with performance conditions when and if the performance conditions become probable of being achieved.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the years ended August 31, 2017 and 2016:

	Years Ended
	August 31,
	2017	2016
Stock Compensation Expense:
SG&A	$118,969	$211,406
R&D	80,630	97,357
Total	$199,599	$308,763

As of August 31, 2017, the Company had $2,792,847 of unrecognized compensation cost related to unvested stock options. Of the unrecognized compensation expense, $32,847 is expected to be recognized over a period of 1.25 years and $2,760,000 of compensation expense will be recorded when and if the performance conditions become probable of being achieved.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.80	5,000	5.31	$0.80	5,000	5.31	$0.80
1.40	5,000	7.30	1.40	5,000	7.30	1.40
2.50	10,000	3.60	2.50	10,000	3.60	2.50
2.70	1,500,000	5.00	2.70	-	5.00	2.70
2.90	455,000	6.41	2.90	105,000	6.41	2.90
3.28	35,000	9.21	3.28	17,500	9.21	3.28
3.46	65,000	8.35	3.46	45,000	8.35	3.46
4.98	16,667	0.52	4.98	16,667	0.52	4.98
5.94	33,334	3.32	5.94	33,334	3.32	5.94
Total	2,125,001	5.31	$2.84	237,501	6.01	$3.51

NOTE 8 - Net Loss Per Share

During the years ended August 31, 2017 and 2016, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2017 and 2016:

	Years Ended August 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(5,353,425)	$(4,637,313)
Denominator:
Weighted average number of common shares outstanding	31,299,979	27,295,540
Basic and diluted EPS	$(0.17)	$(0.17)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,125,001	720,001
Warrants	4,115,000	11,586,631
Convertible debt	2,870,739	2,678,280
Warrants issuable upon conversion of debt (See "NOTE 3 - Debt" above)	2,870,739	2,678,280
Total shares not included in the computation of diluted losses per share	11,981,479	17,663,192

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the years ended August 31, 2017 and 2016, the Company recognized $321,739 and $291,951 of fees for legal services billed by firms associated with Mr. Sierchio. At August 31, 2017, the Company owed Satterlee $105,184 which is included in accounts payable. There are no accounts payable to Sierchio & Partners, LLP as of August 31, 2017. Mr. Sierchio continues to serve as a director of the Company. At August 31, 2016, the Company owed Sierchio & Partners, LLP $53,467 which is included in accounts payable.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal received compensation of $5,000 per month. During each of the years ended August 31, 2017 and 2016, the Company recognized $60,000 of expense in connection with the Consulting Agreement.

On July 24, 2017, the Company entered into the July 2017 Private Placement with the Investor for the sale of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S-A Warrant to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised on a cashless basis.

On March 2, 2017, the Investor exercised outstanding warrants to purchase up to 7,642,631 shares of the Company’s common stock on a cashless basis, consisting of: (i) a Series I Warrant to purchase up to 921,875 shares; (ii) a Series J Warrant to purchase up to 3,110,378 shares; (iii) a Series K Warrant to purchase up to 3,110,378 shares; and (iv) a Series L Warrant to purchase up to 500,000 shares, resulting in the issuance of 5,215,046 shares of common stock.

On November 14, 2016, the Company paid the March 2015 Note in full resulting in a payment to the Investor totaling $19,599 representing $18,146 of principal and $1,453 of accrued interest.

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

During the year ended August 31, 2016, the Investor purchased 250 PPM Units related to the March 2016 Private Placement resulting in the Company receiving $775,000. Additionally, the Investor converted $548,700 of principal owed under the December 2015 Loan Agreement in exchange for 177 PPM units. As a result, the Company issued 427,000 shares of common stock, 427,000 Series O Warrants, and 213,500 Series P Warrants. For more information, see “NOTE 3 – Debt” and “NOTE 4 – Private Placement” above.

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

NOTE 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$7,120,032	$5,995,528
Capitalized research and development	1,431,748	1,285,254
Depreciation	(7,137)	(82)
Stock based compensation	1,168,629	1,207,988
Foreign affiliate interest expense	296,315	190,173
Research and development credit carry forward	438,298	369,117
Total deferred tax assets	10,447,885	9,047,979
Less: valuation allowance	(10,447,885)	(9,047,979)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,399,906 and $1,342,798 for the years ended August 31, 2017 and 2016, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2017 available to offset future federal taxable income, if any, of $20,941,270, which will fully expire between the period from August 31, 2020 to August 31, 2037. Accordingly, there is no current tax expense for the years ended August 31, 2017 and 2016. In addition, the Company has research and development tax credit carry forwards of $438,298 at August 31, 2017, which are available to offset federal income taxes and begin to expire during the fiscal year ending August 31, 2027.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2017 and 2016.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended August 31, 2017 and 2016:

	2017	2016
Income tax benefit at statutory rate	$1,820,165	$1,576,686
Permanent differences	(490,980)	(297,211)
Research and development credit	70,721	63,323
Change in valuation allowance	(1,399,906)	(1,342,798)
	$-	$-

The fiscal years 2015 through 2017 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On September 7, 2017, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 46,097 shares of common stock.

On September 7, 2017, two other employees exercised a total of 72,500 stock purchase options on a cashless basis resulting in the issuance of 33,151 shares of common stock.

On September 7, 2017, the Investor exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

On September 11, 2017, the Company initiated and on September 29, 2017, completed a self-directed offering of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds (the “September 2017 Private Placement”). The unit price was based on a 15% discount to the average of the 30 day closing price (last day being Friday September 8, 2017) of the Company’s common stock as reported on the OTCQB. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2017. The warrants may be exercised on a cashless basis. The closing of the transactions contemplated by the subscription agreements occurred on September 29, 2017.

Subsequent to year end, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock.

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2013 Note to extend the maturity date to December 31, 2019.

On November 3, 2017, the Company entered into the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019.

Pursuant to the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement, the rate of interest increased to 10.5% and the following warrants, held by the Investor, had their maturity date extended to December 31, 2022: a) Series M Warrant to purchase 246,000 shares; b) Series N Warrant to purchase 767,000 shares; c) Series P Warrant to purchase 213,500 shares; d) Series R Warrant to purchase 468,750; and e) Series S-A Warrant to purchase 300,000 shares. For additional information related to our warrants, please see “NOTE 6 – Common Stock and Warrants”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2017, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2017.

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

Name	Age	Current Position With Us	Director or Officer Since

John A. Conklin	57	President, Chief Executive Officer and Chief Financial Officer, Director	August 9, 2010

Alastair Livesey	60	Director	September 19, 2007

Joseph Sierchio	68	Director	July 24, 2008

Jatinger Bhogal	50	Director	August 7, 2017

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

Jatinder S. Bhogal. Mr. Jay (Jatinder) S. Bhogal, President & CEO, Vector Asset Management, brings 20 years of experience helping finance and build companies in diversified industries, including: online media, health services, medical devices, drug discovery, vaccine production, renewable and alternative energy, fossil fuels, and others. Numerous breakthrough technologies supported by Mr. Bhogal have grown from inception to achieve $300 million-plus market capitalization. As a private investor, director, and executive, Mr. Bhogal has incubated and directed ventures and projects in collaboration with leading research institutions and government agencies, including: United States Department of Energy’s National Renewable Energy Laboratory, University of California Berkeley, Dartmouth College, NASA’s International Space Station National Laboratory Initiative (on board the Space Shuttle ‘Endeavour’ with USDA; mission STS-126), and others.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2017, the Board held a total of eight meetings. All members of the Board attended all Board meetings. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting of shareholders during the fiscal year ended August 31, 2017.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board should be large enough to maintain our required expertise but not too large to function inefficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of Directors, the Board may consider nominees recommended by stockholders as deemed appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, John A. Conklin, 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Summary Compensation Table

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the “COO”) and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2017 and 2016 (the “Named Executive Officers”).

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation($) (2)	Total ($)

John A. Conklin (3) President, Chief Executive Officer,	2017	$221,500	-	$131,200	-	$33,857	$386,557
Chief Financial Officer and Director	2016	$221,500	-	$112,500	-	$30,633	$364,633

_____________

(1)

Represents the issuance of 40,000 shares and 30,000 shares of common stock during the year ended August 31, 2017 and 2016, respectively, for Mr. Conklin’s service to the Company as a director, see “NOTE 6 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2)	Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.
(3)

Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer and entered into an Employment Agreement with him on such date. Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary and a stipend to cover medical insurance premiums. On January 1, 2014, we and Mr. Conklin entered into a new employment agreement (the “2014 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $221,500 and a stipend of $2,214. Effective January 1, 2015, Mr. Conklin’s medical stipend was increased to $2,391 per month. Effective January 1, 2016, Mr. Conklin’s medical stipend was increased to $2,593 per month. Effective January 1, 2017, Mr. Conklin’s medical stipend was increased to $2,945 per month. Effective August 1, 2017, Mr. Conklin voluntarily reduced his medical stipend to $2,166 per month. Additionally, on January 27, 2014, pursuant to the 2014 Employment Agreement, Mr. Conklin received a grant of 700,000 stock options and forfeited 233,334 unvested, performance based stock options originally granted on August 9, 2010.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2017.

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

On January 1, 2014, we entered into the 2014 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2014 Employment Agreement, Mr. Conklin will receive an annual salary of $221,500, medical insurance reimbursement stipend currently at the rate of $2,166 per month and a grant to purchase 700,000 stock options. Additionally, in the event that Mr. Conklin’s employment is terminated without cause or a result of disability, he will be entitled to receive twelve monthly payments as in effect on the date of termination if terminated after December 31, 2015 but prior to December 31, 2016 or the lesser of (y) twelve monthly payments as in effect on the date of termination, or (z) the remaining number of monthly payments as in effect on the date of termination due to the Executive through the Expiration Date if this Agreement is terminated after December 31, 2016. Upon termination of the 2014 Employment Agreement no further stock options will vest and the maximum number of option shares that Mr. Conklin may purchase is limited to the number of options that were vested as of the termination date and Mr. Conklin has the right to exercise the vested options within 120 days from the termination date, after which all unexercised vested options will terminate.

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

The following table provides information as to compensation for services of the non-employee directors during the fiscal years ended August 31, 2017 and 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Alastair Livesey	18,000	131,200	149,200
Joseph Sierchio	18,000	131,200	149,200
Jatinder S. Bhogal(2)	-	-	-
Total 2017 director compensation	36,000	262,400	298,400

Alastair Livesey	17,750	112,500	130,250
Joseph Sierchio	17,750	112,500	130,250
Total 2016 director compensation	35,500	225,000	260,500

_____________

(1)

Represents the issuance of 40,000 shares and 30,000 shares of common stock during the year ended August 31, 2017 and 2016, respectively, see “NOTE 6 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2)	Mr. Bhogal became a director of the Company effective August 7, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 1, 2017 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)

Directors and Officers
John A. Conklin (3)	196,097	*
Alastair Livesey (4)	73,334	*
Joseph Sierchio (5)	159,234	*
Jatinder S. Bhohgal(6)	-	*
All Directors and Officers as a Group (4 people)	428,665	1.2

5% Shareholders
Kalen Capital Corporation (7) The Kalen Capital Building 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	27,296,927	62.2

_____________

*	less than 1%
(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044.
(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 35,690,419 shares of common stock issued and outstanding on a fully diluted basis as of November 1, 2017. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(3)	Includes 146,097 shares of common stock and 50,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 300,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.
(4)	Includes 40,000 shares of common stock and 33,334 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan.
(5)	Includes 142,567 shares of common stock and 16,667 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan.
(6)	Mr. Bhogal became a director of the Company effective August 7, 2017.
(7)	Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat (our former director and officer). In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of November 1, 2017, based upon the review of our transfer records as of said date and information provided to us by Kalen Capital Corporation and includes: (a) 19,064,931 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; (b) up to 246,000 shares issuable upon exercise of a Series M Warrant; (c) up to 767,000 shares issuable upon exercise of a Series N Warrant; (d) up to 427,000 shares issuable upon exercise of a Series O Warrant; (e) up to 213,500 shares issuable upon exercise of a Series P Warrant; (f) up to 468,750 shares issuable upon exercise of a Series R Warrant; (g) up to 300,000 shares issuable upon exercise of a Series S-A Warrant; (h) 2,904,873 shares issuable upon conversion of the 2015 Loan Agreement; and (i) up to 2,904,873 shares issuable upon exercise of a warrant issuable upon conversion of the 2015 Loan Agreement (assuming the 2015 Loan Agreement was converted as of November 1, 2017 at a conversion price of $1.37. As of the date of this report we have not received a notice of conversion from Kalen Capital Corporation).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director’s independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

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

The following are related party transactions for the fiscal years ended August 31, 2017 and 2016:

On July 24, 2017, the Company entered into the July 2017 Private Placement with the Investor for the sale of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S-A Warrant to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised on a cashless basis.

On March 2, 2017, the Investor exercised outstanding warrants to purchase up to 7,642,631 shares of the Company’s common stock on a cashless basis, consisting of: (i) a Series I Warrant to purchase up to 921,875 shares; (ii) a Series J Warrant to purchase up to 3,110,378 shares; (iii) a Series K Warrant to purchase up to 3,110,378 shares; and (iv) a Series L Warrant to purchase up to 500,000 shares, resulting in the issuance of 5,215,046 shares of common stock.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal received compensation of $5,000 per month. During each of the years ended August 31, 2017 and 2016, the Company recognized $60,000 of expense in connection with the Consulting Agreement.

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

On March 4, 2015, we entered into the Bridge Loan Agreement with The Investor pursuant to which we borrowed $600,000 at an annual interest rate of 7%, compounded quarterly, with a default rate of 15%. The March 2015 Loan was evidenced by a promissory note with an initial maturity date of the earlier of: (a) the closing of any equity financing by the Company in excess of $600,000, or (b) September 4, 2015. In connection with the Bridge Loan Agreement, the Company issued the Investor a Series L Stock Purchase Warrant to purchase up to 500,000 shares of the Company’s common stock, which was initially exercisable from September 5, 2015 through March 4, 2020, with an exercise price of $1.20. On December 7, 2015, the Investor agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued the Investor a Series M Stock Purchase Warrant to purchase 100,000 shares of the Company’s common stock through December 7, 2020, at an exercise price of $2.34 per share. For more information, see “NOTE 3 – Debt” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

During the year ended August 31, 2016, the Investor purchased 250 PPM Units related to the March 2016 Private Placement resulting in us receiving $775,000. Additionally, the Investor converted $548,700 of principal owed under the December 2015 Loan Agreement in exchange for 177 PPM units. As a result, we issued 427,000 shares of common stock, 427,000 Series O Warrants, and 213,500 Series P Warrants. For more information, see “NOTE 3 – Debt” and “NOTE 4 – Private Placement” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. During the years ended August 31, 2017 and 2016, the Company recognized $321,739 and $291,951 of fees for legal services billed by firms associated with Mr. Sierchio. At August 31, 2017, the Company owed Satterlee $105,184 which is included in accounts payable.

For related party transactions that do not exceed $120,000 please see “Note 9 - Related Party Transactions” in the notes to the consolidated financial statements included in this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended August 31, 2017. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended August 31, 2017 and 2016:

	Year Ended August 31,
	2017	2016
Audit fees	$35,227	$23,500
Audit-related fees	5,665	14,650
Tax fees	5,000	2,700
Total fees	$45,892	$40,850

Audit Fees

Audit fees for the years ended August 31, 2017 and 2016, totaled $35,227 and $23,500, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended August 31, 2017 and 2016.

Audit-Related Fees

Audit-related fees for the years ended August 31, 2017 and 2016, totaled $5,665 and $14,650, respectively, and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the SEC.

Tax Fees

Tax fees for the years ended August 31, 2017 and 2016, totaled $5,000 and $2,700, respectively, and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended August 31, 2017 and 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of August 31, 2017 and 2016;

•	Consolidated Statements of Operations for the years ended August 31, 2017 and 2016;

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended August 31, 2017 and 2016; and

•	Notes to Consolidated Financial Statements

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

SolarWindow Technologies, Inc. (Registrant)

Date: November 22, 2017	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer, Chief	November 22, 2017
John A. Conklin	Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Alastair Livesey	Director	November 22, 2017
Alastair Livesey

/s/ Joseph Sierchio	Director	November 22, 2017
Joseph Sierchio

/s/ Jatinger Bhogal	Director	November 22, 2017
Jatiner Bhogal

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.2	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.3	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.4	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.5	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.6	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.7	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.8	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.9	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.11	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.12	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.13	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.14	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.15	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.16	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.17	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.19	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.19	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

10.1	Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC., (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.2	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.2	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

23.1	Consent of Peterson Sullivan, LLP*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension - Schema Document**

101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

