Form 10-Q
period 2017-11-30
SolarWindow Technologies, Inc.
filed 2018-01-16
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,249,544 shares of common stock, par value $0.001, were outstanding on January 10, 2018.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,802,044	$670,853
Deferred research and development costs	92,338	91,204
Prepaid expenses and other current assets	48,480	16,698
Total current assets	2,942,862	778,755

Equipment, net of accumulated depreciation of $57,017 and $53,181, respectively	49,116	52,953
Total assets	$2,991,978	$831,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$310,295	$230,184
Total current liabilities	310,295	230,184

Bridge note payable to related party	600,000	600,000
Convertible promissory note payable to related party, net of discount of $1,142,495 and $413,377, respectively	1,857,505	2,586,623
Interest payable to related party	1,140,393	1,046,377
Total long term liabilities	3,597,898	4,233,000
Total liabilities	3,908,193	4,463,184

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 35,900,419 and 34,329,691 shares issued and outstanding at November 30, 2017 and August 31, 2017, respectively.	35,900	34,330
Additional paid-in capital	40,776,790	35,363,946
Retained deficit	(41,728,905)	(39,029,752)
Total stockholders' equity (deficit)	(916,215)	(3,631,476)
Total liabilities and stockholders' equity (deficit)	$2,991,978	$831,708

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

	Three Months Ended November 30,
	2017	2016

Revenue	$-	$-

Operating expense
Selling, general and administrative	1,841,227	1,044,345
Research and product development	418,763	237,787
Total operating expense	2,259,990	1,282,132

Loss from operations	(2,259,990)	(1,282,132)

Other income (expense)
Interest expense	(94,016)	(76,338)
Accretion of debt discount	(345,147)	(364,059)
Total other income (expense)	(439,163)	(440,397)

Net loss	$(2,699,153)	$(1,722,529)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	35,373,077	28,566,605

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND YEAR ENDED AUGUST 31, 2017

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, August 31, 2016	28,500,221	$28,500	$33,729,715	$(33,676,327)	$81,888

July 2017 Private Placement units issued	300,000	300	689,700	-	690,000
Stock based compensation related to stock issuances	138,904	139	448,463	-	448,602
Exercise of warrants for cash	129,000	129	301,731	-	301,860
Exercise of warrants on a cashless basis	5,215,046	5,215	(5,215)	-	-
Exercise of stock options on a cashless basis	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	199,599	-	199,599
Net loss for the nine months ended August 31, 2017	-	-	-	(5,353,425)	(5,353,425)
Balance, August 31, 2017	34,329,691	34,330	35,363,946	(39,029,752)	(3,631,476)

September 2017 Private Placement units issued	821,600	822	2,554,354	-	2,555,176
Stock based compensation related to stock issuances	210,000	210	1,022,490	-	1,022,700
Exercise of warrants for cash	80,000	80	247,920	-	248,000
Exercise of warrants on a cashless basis	379,880	379	(379)	-	-
Exercise of stock options on a cashless basis	79,248	79	(79)	-	-
Stock based compensation due to common stock purchase options	-	-	514,273	-	514,273
Discount on convertible promissory note due warrant modifications	-	-	1,074,265	-	1,074,265
Net loss for the three months ended November 30, 2017	-	-	-	(2,699,153)	(2,699,153)
Balance, November 30, 2017	35,900,419	$35,900	$40,776,790	$(41,728,905)	$(916,215)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

	Three Months Ended November 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,699,153)	$(1,722,529)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	3,837	2,279
Stock based compensation expense	1,536,973	492,200
Accretion of debt discount	345,147	364,059
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(1,134)	120,046
Decrease (increase) in prepaid expenses and other current assets	(31,782)	(10,618)
Increase (decrease) in accounts payable and accrued expenses	80,111	(47,482)
Increase (decrease) in interest payable	94,016	74,885
Net cash flows from operating activities	(671,985)	(727,160)

Cash flows from financing activities
Proceeds from the issuance of equity securities	2,803,176	-
Repayment of promissory note	-	(18,146)
Net cash flows from financing activities	2,803,176	(18,146)

Change in cash and cash equivalents	2,131,191	(745,306)

Cash and cash equivalents at beginning of period	670,853	2,509,215

Cash and cash equivalents at end of period	$2,802,044	$1,763,909

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1,453
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrant modifications	$1,074,265	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of November 30, 2017, and for the three months ended November 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company’s SolarWindow™ technology provides the ability to harvest light energy from the sun and artificial sources and generate electricity from a transparent coating of organic photovoltaic solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. Photovoltaics are best known as a method for generating electric power by using solar cells to convert energy from the sun into a flow of electrons. Typically, conventional PV power is generated by making use of solar modules composed of a number of cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with compounds that allow our SolarWindow™ technology to remain see-through or “transparent,” while generating electricity when exposed to either sun or artificial light.

The Company’s SolarWindow™ product development programs involve ongoing product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. The Company’s activities are subject to significant risks and uncertainties, including, but not limited to, the Company’s failure to secure, on a timely basis, adequate additional funding to commercialize its SolarWindow™ technology or the development of a similar technology and products, by existing or potential future competitors, who may gain earlier market entry or greater market acceptance than the Company’s technology and products.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for our fiscal year beginning in the current quarter. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for our fiscal year beginning in the current quarter. The adoption of ASU 2015-17 did not have a material impact on the consolidated financial statements.

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

As of the date of filing of the Company’s most recent Form 10-K on November 22, 2017, based on management’s assessment, the Company had sufficient cash to meet its funding requirements over the next twelve months. Currently, based upon its near term anticipated level of operations and expenditures, management believes that cash on hand should be sufficient to enable the Company to continue operations through November 2018 or approximately ten months from the date of this quarterly report. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek additional funding through private equity or convertible debt. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its SolarWindow™ technology and/or MotionPower™ technology, or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to the Company than might otherwise be available.

NOTE 2 - Debt

As of November 30, 2017 and August 31, 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of November 30, 2017:
March 2015 Loan as amended	3/4/2015	12/31/2019	$600,000	$-	$600,000	$127,901
2013 Note as amended	10/7/2013	12/31/2019	3,000,000	(1,142,495)	1,857,505	1,012,492
			$3,600,000	$(1,142,495)	$2,457,505	$1,140,393

As of August 31, 2017:
March 2015 Loan as amended	3/4/2015	12/31/2017	$600,000	$-	$600,000	$113,465
2013 Note as amended	10/7/2013	12/31/2017	3,000,000	(413,377)	2,586,623	932,912
			$3,600,000	$(413,377)	$3,186,623	$1,046,377

March 2015 Loan as Amended

On March 4, 2015, the Company entered into a Bridge Loan Agreement with 1420468 Alberta Ltd. (which has since been merged with and into Kalen Capital Corporation (the “Investor”)). Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%.

On November 3, 2017, the Company entered into the Third Amendment related to the March 2015 Loan pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5% and all outstanding warrants held by the Investor had their maturity date extended to December 31, 2022.

During the three months ended November 30, 2017 and 2016, the Company recognized $14,436 and $11,617, respectively, of interest expense. During the three months ended November 30, 2017 and 2016, the Company recognized debt discount accretion of $0 and $55,720, respectively.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. If issued, the Warrant included in the Units will be exercisable for a period of five years. As of November 30, 2017, if the investor elected to convert the entirety of amounts owing under the 2013 Note, the Company would be obligated to issue a warrant for the purchase of 2,928,826 shares of common stock.

On November 3, 2017, the Company entered into the Third Amendment related to the 2013 Note pursuant to which the Company and the Investor amended the 2013 Note to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5% and all outstanding warrants held by the Investor had their maturity date extended to December 31, 2022, as described below, resulting in an additional debt discount of $1,074,265 as of November 3, 2017. The modification did not result in a gain or loss due to the related party nature of the transaction.

The maturity date of the remaining Series M Warrant to purchase 246,000 shares of common stock was extended from December 31, 2020 to December 31, 2022. The Company recorded $82,656 as a debt discount to recognize the increase in value for the extension of the expiration date.

The maturity date of the Series N Warrant to purchase 767,000 shares of common stock was extended from December 31, 2020 to December 31, 2022. The Company recorded $327,509 as a debt discount to recognize the increase in value for the extension of the expiration date.

The maturity date of the Series P Warrant to purchase 213,500 shares of common stock was extended from April 30, 2018 to December 31, 2022. The Company recorded $348,219 as a debt discount to recognize the increase in value for the extension of the expiration date.

The maturity date of the Series R Warrant to purchase 468,750 shares of common stock was extended from June 20, 2021 to December 31, 2022. The Company recorded $295,781 as a debt discount to recognize the increase in value for the extension of the expiration date.

The maturity date of the Series S-A Warrant to purchase 300,000 shares of common stock was extended from July 24, 2022 to December 31, 2022. The Company recorded $20,100 as a debt discount to recognize the increase in value for the extension of the expiration date.

Interest expense related to the 2013 Note, as amended, amounted to $79,580 and $64,036 during the three months ended November 30, 2017 and 2016, respectively.

Accretion of the debt discount related to the 2013 Note as amended amounted to $345,147 and $308,339 during the three months ended November 30, 2017 and 2016, respectively. The remaining debt discount related to warrant expiration date extensions totals $1,142,495 and will be amortized through December 31, 2019.

NOTE 3 – Private Placements

September 2017 Private Placement

On September 11, 2017, the Company initiated and on September 29, 2017, completed a self-directed offering of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds (the “September 2017 Private Placement”). The unit price was based on a 15% discount to the average of the 30 day closing price (last day being Friday September 8, 2017) of the Company’s common stock as reported on the OTCQB. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis. All the units were purchased by unrelated parties.

The relative fair value of the common stock was estimated to be $1,540,000. The relative fair value of the Series S Warrants was estimated to be $1,015,000 as determined based on the relative fair value allocation of the proceeds received. The Series S Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.95 per share; estimated volatility – 77.96%; 5-year risk free interest rate – 1.71%; expected dividend rate - 0% and expected life - 5 years.

NOTE 4 – Common Stock and Warrants

Common Stock

At November 30, 2017, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 35,900,419 shares of common stock outstanding and 1,700,832 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

During the three months ended November 30, 2017, we entered into the following securities related transactions:

•	On September 29, 2017, the Company completed the September 2017 Private Placement of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis (See “NOTE 3 – Private Placements”).

•	On November 21, 2017 each director was granted 40,000 shares of common stock for a total issuance of 160,000 shares of common stock valued at $4.87 per share, the fair market value of our common stock on the date of issuance. Additionally, on November 21, the Company issued Jatinder Bhogal, Director, an additional 50,000 shares valued at $4.87 per share. 75% of the 210,000 issued shares are subject to a one-year lock-up.

•	From September 6, 2017 through October 30, 2017, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock.

•	On September 7, 2017, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 46,097 shares of common stock.

•	On September 7, 2017, two other employees exercised a total of 72,500 stock purchase options on a cashless basis resulting in the issuance of 33,151 shares of common stock.

•	On September 7, 2017, the Investor exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2017 and August 31, 2017 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	November 30,	August 31,	Average
Description	2017	2017	Exercise Price	Expiration
Series M	246,000	246,000	$2.34	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2022
Series O	-	618,000	$3.10	October 31, 2017
Series P	309,000	309,000	$3.70	April 30, 2018
Series Q	-	937,500	$3.20	December 31, 2022
Series R	937,500	937,500	$4.00	December 31, 2022
Series S-A	300,000	300,000	$2.53	December 31, 2022
Series S	821,600	-	$3.42	September 29, 2022
Total	3,381,100	4,115,000

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 1,700,832 remain available for grant, 1,185,834 have been exercised in total and 562,763 net shares issued pursuant to the exercise of vested options from inception of the 2006 Plan through November 30, 2017. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Three Months Ended	Year Ended
	November 30, 2017	August 31, 2017
Expected dividend yield	–	–
Expected stock price volatility	83%	79% - 81%
Risk-free interest rate	2.27%	1.95% - 2.03%
Expected term (in years)	7.67	5.00 - 7.67
Exercise price	$4.87	$2.71
Weighted-average grant date fair-value	$3.76	$1.85

A summary of the Company’s stock option activity for the three months ended November 30, 2017 and year ended August 31, 2017 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2016	720,001	3.06
Grants	1,535,000	2.71
Exercises	(130,000)	2.62
Outstanding at August 31, 2017	2,125,001	3.84
Grants	255,000	4.87
Exercises	(172,500)	2.91
Outstanding at November 30, 2017	2,207,501	3.07	5.51 years	3,793,375
Exercisable at November 30, 2017	210,001	4.82	7.89 years	45,075

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2017. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $4.75 on November 30, 2017 and 1,902,500 outstanding options have an exercise price below $4.75 per share, as of November 30, 2017, there is intrinsic value to the Company’s outstanding, in-the-money stock options, including 32,500 options that are exercisable and in-the-money.

On November 21, 2017, the Company granted 255,000 options to directors and employees with an exercise price of $4.87.

On September 7, 2017, there were 172,500 options exercised on a cashless basis resulting in the issuance of 79,248 shares of common stock. The aggregate intrinsic value of the options exercised was $426,350.

During the year ended August 31, 2017, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500.

On November 15, 2016, the Company granted 35,000 options to two employees with an exercise price of $3.28.

On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options with an exercise price of $2.70 per share, and which vest upon the achievement of performance conditions and upon Board approval. The 1,500,000 stock options granted to consultants had a grant date fair value of $1.84 per option. As of November 30, 2017, the Company determined the achievement of the performance conditions was not probable. Compensation expense will be recorded for the options with performance conditions when and if the performance conditions become probable of being achieved.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three months ended November 30, 2017 and 2016:

	Three Months Ended
	November 30,
	2017	2016
Stock Compensation Expense:
SG&A	$399,476	$53,055
R&D	114,797	45,545
Total	$514,273	$98,600

As of November 30, 2017, the Company had $3,238,393 of unrecognized compensation cost related to unvested stock options. Of the unrecognized compensation expense, $478,393 is expected to be recognized over a period of 1.0 years and $2,760,000 of compensation expense will be recorded when and if the performance conditions become probable of being achieved.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$2.70	1,500,000	4.60	2.70	-	4.60	2.70
2.90	350,000	6.16	2.90	-	6.16	2.90
3.28	17,500	8.96	3.28	17,500	8.96	3.28
3.46	35,000	8.10	3.46	15,000	8.10	3.46
4.87	255,000	9.98	4.87	127,500	9.98	4.87
4.98	16,667	0.27	4.98	16,667	0.27	4.98
5.94	33,334	3.07	5.94	33,334	3.07	5.94
Total	2,207,501	5.51	$3.07	210,001	7.89	$4.82

NOTE 6 - Net Loss Per Share

During the three months ended November 30, 2017 and 2016, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2017 and 2016:

	Three Months Ended November 30,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,699,153)	$(1,722,529)
Denominator:
Weighted average number of common shares outstanding	35,373,077	28,566,605
Basic and diluted EPS	$(0.08)	$(0.06)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,207,501	625,001
Warrants	3,381,100	11,586,631
Convertible debt	2,928,826	2,725,022
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	2,928,826	2,725,022
Total shares not included in the computation of diluted losses per share	11,446,253	17,661,676

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

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. During the three months ended November 30, 2017 and 2016, the Company recognized $74,067 and $106,550 of fees for legal services billed by firms associated with Mr. Sierchio. At November 30, 2017, the Company owed Satterlee $129,252 which is included in accounts payable. At August 31, 2017, the Company owed Satterlee $105,184 which is included in accounts payable. On December 15, 2017, the Company paid Satterlee $129,252 in full satisfaction of all amounts owing to Satterlee through November 30, 2017. Mr. Sierchio continues to serve as a director of the Company.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal received compensation of $5,000 per month. During the three months ended November 30, 2017 and 2016, the Company recognized $15,000 of expense in connection with the Consulting Agreement.

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor agreed to extend the maturity date to December 31, 2019. Pursuant to the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement, the rate of interest increased to 10.5% and the following warrants, held by the Investor, had their maturity date extended to December 31, 2022: a) Series M Warrant to purchase 246,000 shares; b) Series N Warrant to purchase 767,000 shares; c) Series P Warrant to purchase 213,500 shares; d) Series R Warrant to purchase 468,750; and e) Series S-A Warrant to purchase 300,000 shares. For additional information related to our warrants, please see “NOTE 4 – Common Stock and Warrants”.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended November 30, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On December 15, 2017, the Company paid Satterlee $129,252 in full satisfaction of all amounts owing to Satterlee through November 30, 2017.

On December 27, 2017, the Company entered into an employment agreement with John Conklin (the “Conklin Employment Agreement”) pursuant to which Mr. Conklin will continue to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer and a member of the Company’s Board of Directors. The Conklin Employment Agreement has an effective date of January 1, 2018, and terminates on December 31, 2021. Pursuant to the Conklin Employment Agreement, Mr. Conklin will receive cash compensation of $275,000 per year and was granted 1,008,000 stock purchase options with an exercise price of $5.35 per share, vesting at the rate of 1/48th per month and exercisable on a cashless basis. The Conklin Employment Agreement may be terminated with or without cause, by the Company or by Mr. Conklin, subject to the rights and obligations contained therein. Mr. Conklin’s prior employment agreement expired on December 31, 2017.

On December 28, 2017, a warrant holder of exercised their outstanding Series R Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 285,823 shares of common stock.

From December 1, 2017 through January 9, 2018, four individuals exercised a total of 104,167 stock purchase options on a cashless basis resulting in the issuance of 61,802 shares of common stock.

From December 1, 2017 through January 9, 2018, holders of our Series P Warrants exercised 1,500 warrants at an exercise price of $3.70 per share resulting in $5,550 to the Company and the issuance of 1,500 shares of common stock.

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

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings. SolarWindow™ organic photovoltaic (“OPV”) coatings are used to produce a device comprised of ultra-thin layers that can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent electricity-generating coatings and technology is capable of harvesting light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of sixty (60) pending U.S. and international patent filings.

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

On August 2, 2017, we entered into a Process Integration and Production Agreement with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies and

2.	integrate SolarWindow™ process technologies into the Triview manufacturing process, to fabricate specific transparent electricity-generating SolarWindow™ Products.

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

•	entered into the NREL CRADA which is still in effect;

•	filed sixty (60) U.S. and international patent applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history; and

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible glass and plastic films which may be applied directly to different surfaces; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

Our focus is on the development and deployment of SolarWindow™ Commercial, Structural, and Architectural glass products. Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners. Commercialization of the SolarWindow™ technology will require significant further capital, product development and testing, and validation. This additional work should enable us to ascertain whether the SolarWindowTM technology can form the basis for a commercially viable technology or product and which products will be first to market.

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

In May 2017, our SolarWindow™ transparent electricity-generating coatings on glass were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power.

We also developed the capability to integrate transparent SolarWindow™ coatings on to flexible glass. This presents new product opportunities for curved and non-flat surfaces in automotive, aircraft, and military applications. By applying SolarWindow™ coatings on to flexible glass and plastic and maintain the durability, scratch-resistance, and ease of maintenance of rigid glass.

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

As of November 30, 2017, we had working capital of $2,632,567 and cash of $2,802,044. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through November 2018.

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

Process Integration and Production Agreement with TriView Glass Industries

On August 2, 2017, we entered into the PIPA Agreement with TriView. Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies and

2.	integrate SolarWindow™ technologies into the Triview manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

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

On December 28, 2015, we entered into another modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. On November 21, 2017 the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a new completion date of December 21, 2018. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of November 30, 2017, the Company made $92,338 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheet.

Results of Operations

Three Months Ended November 30, 2017 Compared with the Three Months Ended November 30, 2016

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2017 and 2016 follows:

	Three Months Ended November 30,		Increase /	Percentage
	2017	2016	(Decrease)	Change
Operating expense
Selling, general and administrative	$419,050	$597,690	$(178,640)	-30
Research and product development	303,966	192,242	111,724	58
Stock compensation	1,536,974	492,200	1,044,774	212
Total operating expense	$2,259,990	$1,282,132	$977,858	76

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The decrease during the three months ended November 30, 2017 compared to the three months ended November 30, 2016, was primarily due to a decrease in investor communications related fees and professional fees.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&PD costs increased during the three months ended November 30, 2017 compared to the three months ended November 30, 2016 as a result of increased R&PD related to improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature.. Stock compensation expense increased during the three months ended November 30, 2017 compared to the three months ended November 30, 2016 due to the grant of 255,000 options and issuance of 210,000 shares of common stock to our directors. In the prior year, the Company issued 120,000 shares to the Board valued at $393,600 compared to the current quarter Board share issuance of 210,000 shares valued at $1,022,700. Additionally, in the prior year, the Company issued 35,000 stock purchase options with vesting related expense of $47,000 compared to the grant of 255,000 stock purchase options in the current quarter with vesting related expense of $493,000.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2017 and 2016 follows:

	Three Months Ended November 30,
	2017	2016	Change
Other income (expense)
Interest expense	$(94,016)	$(76,338)	$17,678
Accretion of debt discount	(345,147)	(364,059)	(18,912)
Total other income (expense)	$(439,163)	$(440,397)	$(1,234)

“Interest expense” relates to the stated interest of our outstanding debt. “Accretion of debt discount” represents the accretion of the discount applied to our outstanding debt as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes.

Liquidity and Capital Resources

We have a retained deficit of $41,728,905 through November 30, 2017. Included in the deficit are non-cash expenses totaling $16,415,735 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies and products.

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

Our principal source of liquidity is cash in the bank. On November 30, 2017, we had a cash and cash equivalent balance of $2,802,044. We have financed our operations primarily from the sale of equity and debt securities. We currently do not have any agreements with any third party regarding a potential financing.

Net cash used in operating activities was $671,985 during the three months ended November 30, 2017, compared to net cash used in operating activities of $727,160 during the three months ended November 30, 2016. Cash used in operating activities decreased during the three months ended November 30, 2017 due to less cash used for investor communications and professional fees.

Net cash used in investing activities was $0 during the three months ended November 30, 2017 and 2016.

Net cash provided by financing activities was $2,803,176 during the three months ended November 30, 2017, compared to cash used of $18,146 during the three months ended November 30, 2016. Cash provided by financing activities during the three months ended November 30, 2017 was from exercise of 80,000 Series O Warrants for proceeds of $248,000 and the September 29, 2017 private placement of 821,600 units of our securities resulting in proceeds of $2,555,176. Cash used by financing activities during the three months ended November 30, 2016 was from the re-payment of the bridge loan.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of November 30, 2017, we have lease payments of $1,200 each month under our month-to-month corporate office operating lease.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2017, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.2	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.3	Form of Regulation S Subscription Agreement for Units (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.4	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.5	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

10.1	Employment Agreement with John Conklin dated as of December 27, 2017 (Incorporated by reference to Form 8-K filed on January 3, 2018)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.
(Registrant)

Date: January 16, 2018	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

