Form 10-Q
period 2018-02-28
SolarWindow Technologies, Inc.
filed 2018-04-16
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,257,156 shares of common stock, par value $0.001, were outstanding on April 13, 2018.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2018

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,841,672	$670,853
Deferred research and development costs	101,829	91,204
Prepaid expenses and other current assets	69,194	16,698
Total current assets	2,012,695	778,755

Equipment, net of accumulated depreciation of $60,997 and $53,181, respectively	47,717	52,953
Total assets	$2,060,412	$831,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$148,296	$230,184
Total current liabilities	148,296	230,184

Bridge note payable to related party	600,000	600,000
Convertible promissory note payable to related party, net of discount of $914,762 and $413,377, respectively	2,085,238	2,586,623
Interest payable to related party	1,263,124	1,046,377
Total long term liabilities	3,948,362	4,233,000
Total liabilities	4,096,658	4,463,184

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 36,250,544 and 34,329,691 shares issued and outstanding at February 28, 2018 and August 31, 2017, respectively.	36,251	34,330
Additional paid-in capital	41,145,870	35,363,946
Retained deficit	(43,218,367)	(39,029,752)
Total stockholders' equity (deficit)	(2,036,246)	(3,631,476)
Total liabilities and stockholders' equity (deficit)	$2,060,412	$831,708

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	615,467	606,719	2,456,693	1,651,065
Research and product development	523,532	279,493	942,295	517,280
Total operating expense	1,138,999	886,212	3,398,988	2,168,345

Loss from operations	(1,138,999)	(886,212)	(3,398,988)	(2,168,345)

Other income (expense)
Interest expense	(122,731)	(76,127)	(216,747)	(152,465)
Accretion of debt discount	(227,733)	(323,932)	(572,880)	(687,991)
Total other income (expense)	(350,464)	(400,059)	(789,627)	(840,456)

Net loss	$(1,489,463)	$(1,286,271)	$(4,188,615)	$(3,008,801)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.04)	$(0.12)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	36,135,080	28,666,741	35,743,320	28,615,533

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018 AND THE YEAR ENDED AUGUST 31, 2017

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, August 31, 2016	28,500,221	$28,500	$33,729,715	$(33,676,327)	$81,888

July 2017 Private Placement units issued	300,000	300	689,700	-	690,000
Stock based compensation related to stock issuances	138,904	139	448,463	-	448,602
Exercise of warrants for cash	129,000	129	301,731	-	301,860
Exercise of warrants on a cashless basis	5,215,046	5,215	(5,215)	-	-
Exercise of stock options on a cashless basis	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	199,599	-	199,599
Net loss for the year ended August 31, 2017	-	-	-	(5,353,425)	(5,353,425)
Balance, August 31, 2017	34,329,691	34,330	35,363,946	(39,029,752)	(3,631,476)

September 2017 Private Placement units issued	821,600	822	2,554,354	-	2,555,176
Stock based compensation related to stock issuances	210,000	210	1,022,490	-	1,022,700
Exercise of warrants for cash	82,500	83	257,167	-	257,250
Exercise of warrants on a cashless basis	665,703	665	(665)	-	-
Exercise of stock options on a cashless basis	141,050	141	(141)	-	-
Stock based compensation due to common stock purchase options	-	-	874,454	-	874,454
Discount on convertible promissory note due warrant modifications	-	-	1,074,265	-	1,074,265
Net loss for the six months ended February 28, 2018	-	-	-	(4,188,615)	(4,188,615)
Balance, February 28, 2018	36,250,544	$36,251	$41,145,870	$(43,218,367)	$(2,036,246)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	Six Months Ended February 28,
	2018	2017
Cash flows from operating activities
Net loss	$(4,188,615)	$(3,008,801)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	7,817	5,773
Stock based compensation expense	1,897,154	530,562
Accretion of debt discount	572,880	687,991
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(10,625)	155,286
Decrease (increase) in prepaid expenses and other current assets	(52,496)	(9,075)
Increase (decrease) in accounts payable and accrued expenses	(81,888)	(82,261)
Increase (decrease) in interest payable	216,747	151,012
Net cash flows from operating activities	(1,639,026)	(1,569,513)

Cash flows from investing activity
Purchase of equipment	(2,581)	(45,547)
Net cash flows from investing activity	(2,581)	(45,547)

Cash flows from financing activities
Proceeds from the issuance of equity securities	2,812,426	-
Repayment of promissory note	-	(18,146)
Net cash flows from financing activities	2,812,426	(18,146)

Change in cash and cash equivalents	1,170,819	(1,633,206)

Cash and cash equivalents at beginning of period	670,853	2,509,215

Cash and cash equivalents at end of period	$1,841,672	$876,009

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1,453
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrant modifications	$1,074,265	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of February 28, 2018, and for the three and six months ended February 28, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company’s SolarWindow™ technology harvests light energy from the sun and artificial sources to generate electricity from a transparent coating of organic photovoltaic solar cells applied to glass or plastics, creating a “photovoltaic” effect. Photovoltaics are best known as “solar panels” providing a method to generate electricity using solar cells to convert energy from the sun into a flow of electrons. Conventional PV power is generated by solar modules composed of interconnected mono- or poly-crystalline cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with a very thin layer of specially developed compounds that allow our SolarWindow™ technology to remain see-through or “transparent,” while generating electricity when exposed to either sun or artificial light.

The Company’s SolarWindow™ research and product development programs involve ongoing efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. The Company’s activities are subject to significant risks and uncertainties, including, but not limited to, the Company’s failure to secure, on a timely basis, adequate additional funding to commercialize its SolarWindow™ technology or the development of a similar technology and products, by existing or potential future competitors, who may gain earlier market entry or greater market acceptance than the Company’s technology and products.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a free-standing equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. Management is currently assessing the impact the adoption of ASU 2017-09 will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for our current fiscal year. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for our current fiscal year. The adoption of ASU 2015-17 did not have a material impact on the consolidated financial statements.

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

Going Concern

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of February 28, 2018, the Company has incurred recurring operating losses since inception of $43,218,367. As of February 28, 2018, the Company had approximately $1,841,672 of cash on hand and current liabilities of $148,296. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

As of the date of filing of the Company’s most recent Form 10-K on November 22, 2017, based on management’s assessment, the Company had sufficient cash to meet its funding requirements for the next twelve months. However, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand should be sufficient to enable the Company to continue operations through November 2018 or approximately seven months from the date of this quarterly report. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

NOTE 2 - Debt

As of February 28, 2018 and August 31, 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of February 28, 2018:
March 2015 Loan as amended	3/4/2015	12/31/2019	$600,000	$-	$600,000	$146,747
2013 Note as amended	10/7/2013	12/31/2019	3,000,000	(914,762)	2,085,238	1,116,377
			$3,600,000	$(914,762)	$2,685,238	$1,263,124
As of August 31, 2017:
March 2015 Loan as amended	3/4/2015	12/31/2017	$600,000	$-	$600,000	$113,465
2013 Note as amended	10/7/2013	12/31/2017	3,000,000	(413,377)	2,586,623	932,912
			$3,600,000	$(413,377)	$3,186,623	$1,046,377

March 2015 Loan as Amended

On March 4, 2015, the Company entered into a Bridge Loan Agreement with 1420468 Alberta Ltd. (which has since been merged with and into Kalen Capital Corporation (the “Investor”)). Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%.

On November 3, 2017, the Company entered into the Third Amendment related to the March 2015 Loan pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5%.

During the three months ended February 28, 2018 and 2017, the Company recognized $18,846 and $11,690, respectively, of interest expense. During the six months ended February 28, 2018 and 2017, the Company recognized $33,282 and $23,306, respectively, of interest expense. During the three and six months ended February 28, 2018, the Company recognized no debt discount accretion. During the three and six months ended February 28, 2017, the Company recognized debt discount accretion of $18,982 and $74,702, respectively.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. If issued, the Warrant included in the Units will be exercisable for a period of five years. As of February 28, 2018, if the investor elected to convert the entirety of amounts owing under the 2013 Note, the Company would be obligated to issue a warrant for the purchase of 3,004,655 shares of common stock.

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

Interest expense related to the 2013 Note, as amended, amounted to $103,885 and $64,437 during the three months ended February 28, 2018 and 2017, respectively. Interest expense amounted to $183,465 and $128,473 during the six months ended February 28, 2018 and 2017, respectively.

Accretion of the debt discount related to the 2013 Note as amended amounted to $227,733 and $304,950 during the three months ended February 28, 2018 and 2017, respectively and $572,880 and $613,289 during the six months ended February 28, 2018 and 2017, respectively. The remaining debt discount related to warrant expiration date extensions totals $914,762 and will be amortized through December 31, 2019.

NOTE 3 – Private Placements

September 2017 Private Placement

On September 11, 2017, the Company initiated and on September 29, 2017, completed a self-directed offering of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds (the “September 2017 Private Placement”). The unit price was based on a 15% discount to the average of the 30 day closing price (last day being Friday September 8, 2017) of the Company's common stock as reported on the OTCQB. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis. All the units were purchased by unrelated parties.

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

NOTE 4 – Common Stock and Warrants

Common Stock

At February 28, 2018, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 36,250,544 shares of common stock outstanding and 1,035,197 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

During the six months ended February 28, 2018, we entered into the following securities related transactions:

•	On September 29, 2017, the Company completed the September 2017 Private Placement of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis (See “NOTE 3 – Private Placements”).

•	On November 21, 2017 each director was granted 40,000 shares of common stock for a total issuance of 160,000 shares of common stock valued at $4.87 per share, the fair market value of our common stock on the date of issuance. Additionally, on November 21, the Company issued Jatinder Bhogal, Director, an additional 50,000 shares valued at $4.87 per share. 75% of the 210,000 issued shares are subject to a one-year lock-up.

•	From September 6, 2017 through October 30, 2017, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock.

•	John Conklin, the Company’s President & CEO, exercised 150,000 stock purchase options on a cashless basis resulting in the issuance of 80,110 shares of common stock.

•	Alastair Livesey, a Company Director, exercised 36,667 stock purchase options on a cashless basis resulting in the issuance of 19,067 shares of common stock.

•	Three other individuals exercised a total of 90,000 stock purchase options on a cashless basis resulting in the issuance of 41,873 shares of common stock.

•	On September 7, 2017, the Investor exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On December 28, 2017, a third party exercised their outstanding Series R Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 285,823 shares of common stock.

•	Three holders of our Series P Warrants exercised 2,500 warrants at an exercise price of $3.70 per share resulting in $9,250 to the Company and the issuance of 2,500 shares of common stock.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2018 and August 31, 2017 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	February 28,	August 31,	Exercise
Description	2018	2017	Price	Expiration
Series M	246,000	246,000	$2.34	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2022
Series O	-	618,000	$3.10	October 31, 2017
Series P	306,500	309,000	$3.70	April 30, 2018
Series Q	-	937,500	$3.20	December 31, 2022
Series R	468,750	937,500	$4.00	December 31, 2022
Series S-A	300,000	300,000	$2.53	December 31, 2022
Series S	821,600	-	$3.42	September 29, 2022
Total	2,909,850	4,115,000

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 1,035,197 remain available for grant, 1,290,001 have been exercised in total and 624,565 net shares issued pursuant to the exercise of vested options from inception of the 2006 Plan through February 28, 2018. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised. The Company issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six Months Ended February 28,
	2018	2017
Expected dividend yield	–	–
Expected stock price volatility	83.43% – 83.55%	79% - 81%
Risk-free interest rate	2.27% - 2.33%	1.95% - 2.03%
Expected term (in years)	7.67	5.00 - 7.67
Exercise price	$4.87 - $5.35	$2.71
Weighted-average grant date fair-value	$3.76 - $5.64	$1.85

A summary of the Company’s stock option activity for the six months ended February 28, 2018 and year ended August 31, 2017 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2016	720,001	3.06
Grants	1,535,000	2.71
Exercises	(130,000)	2.62
Outstanding at August 31, 2017	2,125,001	2.84
Grants	1,263,000	5.25
Forfeitures	(300,000)	2.90
Exercises	(276,667)	3.30
Outstanding at February 28, 2018	2,811,334	3.87	6.79 years	5,154,075
Exercisable at February 28, 2018	215,334	4.84	8.38 years	193,975

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2018. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $5.70 on February 28, 2018 and 2,778,000 outstanding options have an exercise price below $5.70 per share, as of February 28, 2018, there is intrinsic value to the Company’s outstanding, in-the-money stock options, including 182,000 options that are exercisable and in-the-money.

On November 21, 2017, the Company granted 255,000 options to directors and employees with an exercise price of $4.87.

On December 27, 2017, the Company entered into an employment agreement with John Conklin pursuant to which Mr. Conklin was granted 1,008,000 stock purchase options with an exercise price of $5.35 per share, vesting at the rate of 1/48th per month and exercisable on a cashless basis. Mr. Conklin’s prior employment agreement expired on December 31, 2017 resulting in the forfeiture of 300,000 options with a performance condition that was not achieved.

During the six months ended February 28, 2018, there were 276,667 options exercised on a cashless basis resulting in the issuance of 141,050 shares of common stock. The aggregate intrinsic value of the options exercised was $1,015,585.

During the year ended August 31, 2017, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500.

On November 15, 2016, the Company granted 35,000 options to two employees with an exercise price of $3.28.

On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options with an exercise price of $2.70 per share, and which vest upon the achievement of performance milestones and upon Board approval. The 1,500,000 stock options granted to consultants had a grant date fair value of $1.84 per option. As of February 28, 2018, the Company continues to address the conditions that would lead to the achievement of the performance milestones identified in the consulting agreements. Compensation expense will be recorded for the options when the performance milestones become probable of being achieved.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and six months ended February 28, 2018 and 2017:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Stock Compensation Expense:
SG&A	$181,201	$26,667	$580,676	$79,722
R&PD	178,980	11,695	293,778	57,240
Total	$360,181	$38,362	$874,454	$136,962

As of February 28, 2018, the Company had $5,801,820 of unrecognized compensation cost related to unvested stock options. Of the unrecognized compensation expense, $3,041,820 is expected to be recognized over a period of 4.0 years and $2,760,000 of compensation expense will be recorded when and if the performance milestones, from the two consulting agreements described above, become probable of being achieved.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.70	1,500,000	4.36	2.70	-	4.36	2.70
3.28	17,500	8.72	3.28	17,500	8.72	3.28
3.46	35,000	7.85	3.46	25,000	7.85	3.46
4.87	217,500	9.73	4.87	97,500	9.73	4.87
5.35	1,008,000	9.85	5.35	42,000	9.85	5.35
5.94	33,334	2.82	5.94	33,334	2.82	5.94
Total	2,811,334	6.79	$3.87	215,334	8.38	$4.84

NOTE 6 - Net Loss Per Share

During the three and six months ended February 28, 2018 and 2017, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2018 and 2017:

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,489,463)	$(1,286,271)	$(4,188,615)	$(3,008,801)
Denominator:
Weighted average number of common shares outstanding	36,135,080	28,666,741	35,743,320	28,615,533
Basic and diluted EPS	$(0.04)	$(0.04)	$(0.12)	$(0.11)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Stock options	2,811,334	625,001	2,811,334	625,001
Warrants	2,909,850	11,586,631	2,909,850	11,586,631
Convertible debt	3,004,655	2,772,057	3,004,655	2,772,057
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	3,004,655	2,772,057	3,004,655	2,772,057
Total shares not included in the computation of diluted losses per share	11,730,494	17,755,746	11,730,494	17,755,746

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

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. Fees billed by Satterlee during the three months ended February 28, 2018 and 2017, totaled $71,767 and $45,005, respectively, and $145,834 and $151,555 during the six months ended February 28, 2018 and 2017. At February 28, 2018 and August 31, 2017, the Company owed Satterlee $71,767 and $105,184, respectively, which is included in accounts payable. Mr. Sierchio continues to serve as a director of the Company.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal receives compensation of $5,000 per month. In connection with the Consulting Agreement, during the three months ended February 28, 2018 and 2017, the Company recognized expense $15,000 and $15,000, respectively, and $30,000 and $30,000 of expense during the six months ended February 28, 2018 and 2017, respectively.

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor agreed to extend the maturity date to December 31, 2019. Pursuant to the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement, the rate of interest increased to 10.5% and the following warrants, held by the Investor, had their maturity date extended to December 31, 2022: a) Series M Warrant to purchase 246,000 shares; b) Series N Warrant to purchase 767,000 shares; c) Series P Warrant to purchase 213,500 shares; d) Series R Warrant to purchase 468,750; and e) Series S-A Warrant to purchase 300,000 shares. As a result of extending the expiration date of the above warrants to December 31, 2022, the Company recognized an additional debt discount to the 2013 Note of $1,074,265 as of November 3, 2017. For additional information related to our warrants, please see “NOTE 4 – Common Stock and Warrants”. For additional information related to our debt, please see “NOTE 2 – Debt”.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 28, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On March 15, 2018 the Company received notification it has been awarded its first-ever advanced materials manufacturing Cooperative Research and Development Agreement (CRADA) from the U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO).

On March 13, 2018 the company Board of Directors appointed Mr. Harmel S. Rayat, company founder and longtime majority stockholder, as Chairman of its Board of Directors.

On March 3, 2018, a holder of our Series P Warrants exercised 500 warrants at an exercise price of $3.70 per share resulting in $1,850 to the Company and the issuance of 500 shares of common stock.

On April 13, 2018, a holder of our Series P Warrants exercised 1,000 warrants at an exercise price of $3.70 per share resulting in $3,700 to the Company and the issuance of 500 shares of common stock.

On April 13, 2018, an employee exercised 15,000 stock purchase options on a cashless basis resulting in the issuance of 5,112 shares of common stock.

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

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”); and the award of the Company’s first-ever advanced materials manufacturing Cooperative Research and Development Agreement (CRADA) from the U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO).

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

The Company has validated our SolarWindow™ coatings rigorous autoclave system for window glass lamination at Triview. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with autoclave production equipment.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our more important milestones includes:

•

the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) Device Performance Measurement Laboratory.

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

•	entered into the NREL CRADA which is still in effect;

•	filed sixty (60) U.S. and international patent and thirty (30) trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history; and

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindowTM – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindowTM – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible glass and plastic films which may be applied directly to different surfaces; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

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

Our focus is on the development and deployment of SolarWindow™-Commercial, Structural, and Architectural glass products. Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners, who will work along-side us to ascertain whether the SolarWindowTM technology can form the basis for a commercially viable technology or product and which products will be first to market.

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

We plan to market any SolarWindow™ Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators, such as Triview, to advance the technical development and subsequent commercialization of our SolarWindow™ products. We are actively seeking additional technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization.

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

As of February 28, 2018, we had working capital of $1,864,399 and cash of $1,841,672. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through November 2018.

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

On December 28, 2015, we entered into another modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. On November 21, 2017 the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a new completion date of December 21, 2018. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of February 28, 2018, the Company made $101,829 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheet.

U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO) Cooperative Research and Development Agreement

The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semitransparent organic photovoltaic (OPV) modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Three and Six Months Ended February 28, 2018 Compared with the Three and Six Months Ended February 28, 2017

Operating Expenses

A summary of our operating expense for the three and six months ended February 28, 2018 and 2017 follows:

	Three Months Ended February 28,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expense
Selling, general and administrative	$434,266	$580,052	$(145,786)	-25
Research and product development	344,552	267,798	76,754	29
Stock compensation	360,181	38,362	321,819	839
Total operating expense	$1,138,999	$886,212	$252,787

	Six Months Ended February 28,		Increase /
	2018	2017	(Decrease)	% Change
Operating expense
Selling, general and administrative	$853,317	$1,177,743	$(324,426)	-28
Research and product development	648,517	460,040	188,477	41
Stock compensation	1,897,154	530,562	1,366,592	258
Total operating expense	$3,398,988	$2,168,345	$1,230,643	57

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The decrease during the three and six months ended February 28, 2018 compared to the three and six months ended February 28, 2017, was primarily due to a decrease in investor communications related fees and professional fees.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&PD costs increased during the three and six months ended February 28, 2018 compared to the three and six months ended February 28, 2017 primarily as a result of increased product development, including improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation expense increased during the three and six months ended February 28, 2018 compared to the three and six months ended February 28, 2017 due to the grant of 1,255,000 options and issuance of 210,000 shares of common stock to our directors at market prices and fair values that exceeded the prior year due to our higher stock price. In the prior year, the Company issued 120,000 shares to the Board valued at $393,600 compared to the current year Board share issuance of 210,000 shares valued at $1,022,700. Additionally, in the prior year, the Company issued 35,000 stock purchase options with vesting related expense of $58,000 compared to the grant of 1,255,000 stock purchase options in the current year with vesting related expense of $848,000.

Other Income (Expense)

A summary of our other income (expense) for the three and six months ended February 28, 2018 and 2017 follows:

	Three Months Ended February 28,
	2018	2017	Change
Other income (expense)
Interest expense	$(122,731)	$(76,127)	$46,604
Accretion of debt discount	(227,733)	(323,932)	(96,199)
Total other income (expense)	$(350,464)	$(400,059)	$(49,595)

	Six Months Ended February 28,
	2018	2017	Change
Other income (expense)
Interest expense	$(216,747)	$(152,465)	$64,282
Accretion of debt discount	(572,880)	(687,991)	(115,111)
Total other income (expense)	$(789,627)	$(840,456)	$(50,829)

“Interest expense” relates to the stated interest of our outstanding debt. “Accretion of debt discount” represents the accretion of the discount applied to our outstanding debt as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. Pursuant to the third amendment to both outstanding promissory notes, the maturity date was extended to December 31, 2019 and the interest rate increased from 7% to 10.5% resulting in an increase to the amount of interest expense recognized during the three and six months ended February 28, 2018 compared to the same prior year periods.

Liquidity and Capital Resources

We have a retained deficit of $43,218,367 through February 28, 2018. Included in the deficit are non-cash expenses totaling $18,963,000 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies and products.

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

Our principal source of liquidity is cash in the bank. On February 28, 2018, we had a cash and cash equivalent balance of $1,841,672. We have financed our operations primarily from the sale of equity and debt securities. We currently do not have any agreements with any third party regarding a potential financing.

Net cash used in operating activities was $1,639,026 during the six months ended February 28, 2018, compared to net cash used in operating activities of $1,569,513 during the six months ended February 28, 2017. Cash used in operating activities increased during the six months ended February 28, 2018 due to less cash used for investor communications and professional fees offset by higher product development related costs.

Net cash used in investing activities was $2,581 during the six months ended February 28, 2018 compared to net cash used in investing activities of $45,547 during the six months ended February 28, 2017. Cash used in investing activities decreased during the six months ended February 28, 2018 due to no R&PD equivalent equipment purchases made in the current year compared to the prior year.

Net cash provided by financing activities was $2,812,426 during the six months ended February 28, 2018, compared to cash used of $18,146 during the six months ended February 28, 2017. Cash provided by financing activities during the six months ended February 28, 2018 was from the exercise of 80,000 Series O Warrants for proceeds of $248,000; the exercise of 3,500 Series P Warrants for proceeds of $9,250 and the September 29, 2017 private placement of 821,600 units of our securities resulting in proceeds of $2,555,176. Cash used by financing activities during the six months ended February 28, 2017 was from the re-payment of the bridge loan.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of February 28, 2018, we have lease payments of $1,200 each month under our month-to-month corporate office operating lease.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2018, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.2	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.3	Form of Regulation S Subscription Agreement for Units (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.4	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.5	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

10.1	Employment Agreement with John Conklin dated as of December 27, 2017 (Incorporated by reference to Form 8-K filed on January 3, 2018

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.
(Registrant)

April 16, 2018	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

