Form 10-Q
period 2018-05-31
SolarWindow Technologies, Inc.
filed 2018-07-16
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,292,656 shares of common stock, par value $0.001, were outstanding on July 12, 2018.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,191,587	$670,853
Deferred research and development costs	134,139	91,204
Prepaid expenses and other current assets	44,764	16,698
Total current assets	1,370,490	778,755

Equipment, net of accumulated depreciation of $65,049 and $53,181, respectively	43,665	52,953
Total assets	$1,414,155	$831,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$88,683	$230,184
Total current liabilities	88,683	230,184

Bridge note payable to related party	600,000	600,000
Convertible promissory note payable to related party, net of discount of $789,340 and $413,377, respectively	2,210,660	2,586,623
Interest payable to related party	1,391,830	1,046,377
Total long term liabilities	4,202,490	4,233,000
Total liabilities	4,291,173	4,463,184

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 36,292,656 and 34,329,691 shares issued and outstanding at May 31, 2018 and August 31, 2017, respectively	36,293	34,330
Additional paid-in capital	41,749,952	35,363,946
Retained deficit	(44,663,263)	(39,029,752)
Total stockholders' equity (deficit)	(2,877,018)	(3,631,476)
Total liabilities and stockholders' equity (deficit)	$1,414,155	$831,708

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2018 AND 2017

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expense
Selling, general and administrative	601,782	516,657	3,058,476	2,167,722
Research and product development	588,986	294,791	1,531,280	812,072
Total operating expense	1,190,768	811,448	4,589,756	2,979,794

Loss from operations	(1,190,768)	(811,448)	(4,589,756)	(2,979,794)

Other income (expense)
Interest expense	(128,706)	(79,162)	(345,453)	(231,626)
Accretion of debt discount	(125,422)	(311,727)	(698,302)	(999,718)
Total other income (expense)	(254,128)	(390,889)	(1,043,755)	(1,231,344)

Net loss	$(1,444,896)	$(1,202,337)	$(5,633,511)	$(4,211,138)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.04)	$(0.16)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	36,270,592	33,810,348	35,924,340	30,347,594

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FOR THE NINE MONTHS ENDED MAY 31, 2018 AND THE YEAR ENDED AUGUST 31, 2017
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, August 31, 2016	28,500,221	$28,500	$33,729,715	$(33,676,327)	$81,888

July 2017 Private Placement units issued	300,000	300	689,700	-	690,000
Stock based compensation related to stock issuances	138,904	139	448,463	-	448,602
Exercise of warrants for cash	129,000	129	301,731	-	301,860
Exercise of warrants on a cashless basis	5,215,046	5,215	(5,215)	-	-
Exercise of stock options on a cashless basis	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	199,599	-	199,599
Net loss for the year ended August 31, 2017	-	-	-	(5,353,425)	(5,353,425)
Balance, August 31, 2017	34,329,691	34,330	35,363,946	(39,029,752)	(3,631,476)

September 2017 Private Placement units issued	821,600	822	2,554,354	-	2,555,176
Stock based compensation related to stock issuances	210,000	210	1,022,490	-	1,022,700
Exercise of warrants for cash	119,500	120	394,030	-	394,150
Exercise of warrants on a cashless basis	665,703	665	(665)	-	-
Exercise of stock options on a cashless basis	146,162	146	(146)	-	-
Stock based compensation due to common stock purchase options	-	-	1,341,678	-	1,341,678
Discount on convertible promissory note due warrant modifications	-	-	1,074,265	-	1,074,265
Net loss for the Nine months ended May 31, 2018	-	-	-	(5,633,511)	(5,633,511)
Balance, May 31, 2018	36,292,656	$36,293	$41,749,952	$(44,663,263)	$(2,877,018)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MAY 31, 2018 AND 2017

	Nine Months Ended May 31,
	2018	2017
Cash flows from operating activities
Net loss	$(5,633,511)	$(4,211,138)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	11,869	9,835
Stock based compensation expense	2,364,378	565,124
Accretion of debt discount	698,302	999,718
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(42,935)	258,807
Decrease (increase) in prepaid expenses and other current assets	(28,066)	(32,606)
Increase (decrease) in accounts payable and accrued expenses	(141,501)	5,439
Increase (decrease) in interest payable	345,453	230,174
Net cash flows from operating activities	(2,426,011)	(2,174,647)

Cash flows from investing activity
Purchase of equipment	(2,581)	(45,547)
Net cash flows from investing activity	(2,581)	(45,547)

Cash flows from financing activities
Proceeds from the issuance of equity securities	2,949,326	-
Repayment of promissory note	-	(18,146)
Net cash flows from financing activities	2,949,326	(18,146)

Change in cash and cash equivalents	520,734	(2,238,340)

Cash and cash equivalents at beginning of period	670,853	2,509,215

Cash and cash equivalents at end of period	$1,191,587	$270,875

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1,453
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrant modifications	$1,074,265	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Recent Accounting Pronouncements and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of May 31, 2018, and for the three and nine months ended May 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Until the fourth quarter of the 2015 fiscal year, the Company was developing two sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™.

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

Going Concern

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of May 31, 2018, the Company has incurred recurring operating losses since inception of $44,663,263. As of May 31, 2018, the Company had approximately $1,191,587 of cash on hand and current liabilities of $88,683. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

As of the date of filing of the Company’s most recent Form 10-K on November 22, 2017, based on management’s assessment, the Company had sufficient cash to meet its funding requirements for the next twelve months. However, currently, based upon the Company’s near term anticipated level of operations and expenditures, management believes that cash on hand should be sufficient to enable the Company to continue operations through January 2019 or approximately six months from the date of this quarterly report. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

The Company has negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years, in line with previous expectations. The Company will seek additional funding through private equity or convertible debt. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its SolarWindow™ technology and/or MotionPower™ technology, or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to the Company than might otherwise be available.

NOTE 2 - Debt

As of May 31, 2018 and August 31, 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of May 31, 2018:
March 2015 Loan as amended	3/4/2015	12/31/2019	$600,000	$-	$600,000	$166,510
2013 Note as amended	10/7/2013	12/31/2019	3,000,000	(789,340)	2,210,660	1,225,320
			$3,600,000	$(789,340)	$2,810,660	$1,391,830
As of August 31, 2017:
March 2015 Loan as amended	3/4/2015	12/31/2017	$600,000	$-	$600,000	$113,465
2013 Note as amended	10/7/2013	12/31/2017	3,000,000	(413,377)	2,586,623	932,912
			$3,600,000	$(413,377)	$3,186,623	$1,046,377

March 2015 Loan as Amended

On March 4, 2015, the Company entered into a Bridge Loan Agreement with 1420468 Alberta Ltd. (which has since been merged with and into Kalen Capital Corporation, a British Columbia corporation wholly-owned by our Chairman, Harmel S. Rayat (the “Investor”)). Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%.

On November 3, 2017, the Company entered into the Third Amendment related to the March 2015 Loan pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5%.

During the three months ended May 31, 2018 and 2017, the Company recognized $19,763 and $12,156, respectively, of interest expense. During the nine months ended May 31, 2018 and 2017, the Company recognized $53,045 and $35,462, respectively, of interest expense. During the three and nine months ended May 31, 2018, the Company recognized no debt discount accretion. During the three and nine months ended May 31, 2017, the Company recognized debt discount accretion of $0 and $74,702, respectively.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. If issued, the Warrant included in the Units will be exercisable for a period of five years. As of May 31, 2018, if the investor elected to convert the entirety of amounts owing under the 2013 Note, the Company would be obligated to issue a warrant for the purchase of 3,084,175 shares of common stock.

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

Interest expense related to the 2013 Note, as amended, amounted to $108,943 and $67,006 during the three months ended May 31, 2018 and 2017, respectively. Interest expense amounted to $292,408 and $195,480 during the nine months ended May 31, 2018 and 2017, respectively.

Accretion of the debt discount related to the 2013 Note as amended amounted to $125,422 and $311,727 during the three months ended May 31, 2018 and 2017, respectively and $698,302 and $925,016 during the nine months ended May 31, 2018 and 2017, respectively. The remaining debt discount related to warrant expiration date extensions totals $789,340 and will be amortized through December 31, 2019.

NOTE 3 – Private Placements

September 2017 Private Placement

On September 11, 2017, the Company initiated and on September 29, 2017, completed a self-directed offering of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds (the “September 2017 Private Placement”). The unit price was based on a 15% discount to the average of the 30-day closing price (last day being Friday September 8, 2017) of the Company's common stock as reported on the OTCQB. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis. All the units were purchased by unrelated parties.

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

NOTE 4 – Common Stock and Warrants

Common Stock

At May 31, 2018, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 36,292,656 shares of common stock outstanding and 2,550,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

During the nine months ended May 31, 2018, we entered into the following securities related transactions:

•	On September 29, 2017, the Company completed the September 2017 Private Placement of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis (See “NOTE 3 – Private Placements”).

•	On November 21, 2017 each director was granted 40,000 shares of common stock for a total issuance of 160,000 shares of common stock valued at $4.87 per share, the fair market value of our common stock on the date of issuance. Additionally, on November 21, the Company issued Jatinder Bhogal, Director, an additional 50,000 shares valued at $4.87 per share. 75% of the 210,000 issued shares are subject to a one-year lock-up.

•	From September 6, 2017 through October 30, 2017, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock.

•	On September 7, 2017, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 46,097 shares of common stock. On January 4, 2018, Mr. Conklin exercised 50,000 stock purchase options on a cashless basis resulting in the issuance of 34,013 shares of common stock.

•	On December 28, 2017, Alastair Livesey, a Company Director, exercised 36,667 stock purchase options on a cashless basis resulting in the issuance of 19,067 shares of common stock.

•	From September 7, 2017 through April 13, 2018, three other individuals exercised a total of 105,000 stock purchase options on a cashless basis resulting in the issuance of 46,985 shares of common stock.

•	On September 7, 2017, the Investor exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On December 28, 2017, a third party exercised their outstanding Series R Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 285,823 shares of common stock.

•	From December 1, 2017 through April 30, 2018, holders of our Series P Warrants exercised 39,500 warrants at an exercise price of $3.70 per share resulting in $146,150 to the Company and the issuance of 39,500 shares of common stock.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2018 and August 31, 2017 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	May 31,	August 31,	Average
Description	2018	2017	Exercise Price	Expiration
Series M	246,000	246,000	$2.34	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2022
Series O	-	618,000	$3.10	October 31, 2017
Series P	213,500	309,000	$3.70	December 31, 2022
Series Q	-	937,500	$3.20	December 31, 2022
Series R	468,750	937,500	$4.00	December 31, 2022
Series S-A	300,000	300,000	$2.53	December 31, 2022
Series S	821,600	-	$3.42	September 29, 2022
Total	2,816,850	4,115,000

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 2,550,085 remain available for grant, 1,305,001 have been exercised in total and 629,677 net shares issued pursuant to the exercise of vested options from inception of the 2006 Plan through May 31, 2018. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Nine Months Ended May 31,
	2018	2017
Expected dividend yield	–	–
Expected stock price volatility	83.43% – 83.55%	81%
Risk-free interest rate	2.27% - 2.33%	2.03%
Expected term (in years)	7.67	7.67
Exercise price	$4.87 - $5.35	$3.28
Weighted-average grant date fair-value	$3.76 - $5.64	$2.48

A summary of the Company’s stock option activity for the nine months ended May 31, 2018 and year ended August 31, 2017 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2016	720,001	3.06
Grants	1,535,000	2.71
Exercises	(130,000)	2.62
Outstanding at August 31, 2017	2,125,001	2.84
Grants	1,263,000	5.25
Forfeitures and cancellations	(1,805,000)	2.74
Exercises	(291,667)	3.32
Outstanding at May 31, 2018	1,291,334	5.22	9.33 years	45,550
Exercisable at May 31, 2018	263,334	5.02	8.44 years	35,150

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2018. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $4.50 on May 31, 2018 and 42,500 outstanding options have an exercise price below $4.50 per share, as of May 31, 2018, there is intrinsic value to the Company’s outstanding, in-the-money stock options, including 32,500 options that are exercisable and in-the-money.

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

During the nine months ended May 31, 2018, there were 1) 291,667 options exercised on a cashless basis resulting in the issuance of 146,162 shares of common stock, and 2) 5,000 unvested options forfeited resulting in a reduction to stock compensation expense of $5,157. The aggregate intrinsic value of the options exercised was $1,045,135.

During the year ended August 31, 2017, there were 130,000 options exercised on a cashless basis resulting in the issuance of 46,520 shares of common stock. The aggregate intrinsic value of the options exercised was $186,500.

On November 15, 2016, the Company granted 35,000 options to two employees with an exercise price of $3.28.

On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options with an exercise price of $2.70 per share, and which vest upon the achievement of performance milestones and upon Board approval. The 1,500,000 stock options granted to consultants had a grant date fair value of $1.84 per option. During May 2018, the Company terminated the consulting agreements. The Company determined that the consultants did not achieve the performance milestones resulting in the cancelation of the 1,500,000 options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended May 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2018	2017	2018	2017
Stock Compensation Expense:
SG&A	$215,695	$26,667	$796,371	$102,589
R&PD	251,529	11,695	545,307	68,935
Total	$467,224	$38,362	$1,341,678	$171,524

As of May 31, 2018, the Company had $5,315,777 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.75 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

3.28	7,500	8.46	3.28	7,500	8.46	3.28
3.46	35,000	7.60	3.46	25,000	7.60	3.46
4.87	207,500	9.48	4.87	92,500	9.48	4.87
5.35	1,008,000	9.59	5.35	105,000	9.59	5.35
5.94	33,334	2.57	5.94	33,334	2.57	5.94
Total	1,291,334	9.33	$5.22	263,334	8.44	$5.02

NOTE 6 - Net Loss Per Share

During the three and nine months ended May 31, 2018 and 2017, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2018 and 2017:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,444,896)	$(1,202,337)	$(5,633,511)	$(4,211,138)
Denominator:
Weighted average number of common shares outstanding	36,270,592	33,810,348	35,924,340	30,347,594
Basic and diluted EPS	$(0.04)	$(0.04)	$(0.16)	$(0.14)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,291,334	625,001	1,291,334	625,001
Warrants	2,816,850	3,944,000	2,816,850	3,944,000
Convertible debt	3,084,175	2,820,966	3,084,175	2,820,966
Warrants issuable upon conversion of debt (See "NOTE 2 - Debt" above)	3,084,175	2,820,966	3,084,175	2,820,966
Total shares not included in the computation of diluted losses per share	10,276,534	10,210,933	10,276,534	10,210,933

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

The law firm of Satterlee Stephens LLP (“Satterlee”), of which Joseph Sierchio, one of the Company’s directors, is a partner, provides counsel to the Company. Mr. Sierchio is the Company’s primary attorney. Fees billed by Satterlee during the three months ended May 31, 2018 and 2017, totaled $74,198 and $101,138, respectively, and $220,032 and $252,693 during the nine months ended May 31, 2018 and 2017. At May 31, 2018 and August 31, 2017, the Company owed Satterlee $50,286 and $105,184, respectively, which is included in accounts payable. Mr. Sierchio continues to serve as a director of the Company.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal receives compensation of $5,000 per month. In connection with the Consulting Agreement, during the three months ended May 31, 2018 and 2017, the Company recognized expense $15,000 and $15,000, respectively, and $45,000 and $45,000 of expense during the nine months ended May 31, 2018 and 2017, respectively.

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

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended May 31, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings that can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent electricity-generating coatings and technology is capable of harvesting light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of ninety (90) pending U.S. and international patent and trademark filings. These filings consist of sixty (60) U.S. and international patent and thirty (30) trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts.

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

On August 2, 2017, we entered into a Process Integration and Production Agreement (PIPA) with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies and

2.	integrate SolarWindow™ process technologies into the Triview manufacturing process, to fabricate specific transparent electricity-generating SolarWindow™ Products.

The Company has validated our SolarWindow™ coatings inside a rigorous autoclave system for window glass lamination at Triview. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite being subjected to harsh pressure and temperature conditions, subsequent performance testing confirmed that the SolarWindow™ modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with autoclave production equipment.

We have achieved significant breakthroughs and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our more important milestones includes:

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) Device Performance Measurement Laboratory.

•	our SolarWindow™ transparent electricity-generating glass modules were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed sixty (60) U.S. and international patent and thirty (30) trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history; and

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindowTM – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindowTM – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible glass and plastic films which may be applied directly to different for curved and non-flat surfaces in automotive, aircraft, and military application; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

Our focus is on the development and deployment of SolarWindow™ glass products. We have working prototypes, which we share with our product development, manufacturing, and commercialization partners in the pursuit of commercially viable first-to-market products.

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

We plan to market any SolarWindow™ products that we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third-party collaborators, such as Triview, to advance the technical development and subsequent commercialization of our SolarWindow™ products. We are actively seeking additional technology and product licensing contracts; joint venture arrangements; and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization.

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

As of May 31, 2018, we had working capital of $1,281,807 and cash of $1,191,587. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations through January 2019. The Company’s SolarWindow™ research and product development programs involve ongoing efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by its contract engineers, scientists, and consultants. If the Company fails to secure, on a timely basis, adequate additional funding it may not be able to continue its operations beyond January, 2019.

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

Process Integration and Production Agreement with TriView Glass Industries

On August 2, 2017, we entered into the PIPA Agreement with TriView. Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindowTM technologies and

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

On December 28, 2015, we entered into another modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals. On November 21, 2017 the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a new completion date of December 21, 2018. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of May 31, 2018, the Company made $134,139 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheet.

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

Results of Operations

Three and Nine Months Ended May 31, 2018 Compared with the Three and Nine Months Ended May 31, 2017

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2018 and 2017 follows:

	Three Months Ended May 31,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expense
Selling, general and administrative	$386,087	$493,790	$(107,703)	-22
Research and product development	337,457	283,096	54,361	19
Stock compensation	467,224	34,562	432,662	1,252
Total operating expense	$1,190,768	$811,448	$379,320	47

	Nine Months Ended May 31,		Increase /
	2018	2017	(Decrease)	% Change
Operating expense
Selling, general and administrative	$1,239,404	$1,671,533	$(432,129)	-26
Research and product development	985,973	743,137	242,836	33
Stock compensation	2,364,379	565,124	1,799,255	318
Total operating expense	$4,589,756	$2,979,794	$1,609,962	54

Selling, General and Administrative

Selling, general and administrative costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. The decrease during the three and nine months ended May 31, 2018 compared to the three and nine months ended May 31, 2017, was primarily due to a decrease in investor communications related fees and the increased allocation of internal costs to R&PD offset to a lesser extent by higher insurance costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&PD costs increased during the three and nine months ended May 31, 2018 compared to the three and nine months ended May 31, 2017 primarily as a result of increased product development, including improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation expense increased during the three and nine months ended May 31, 2018 compared to the three and nine months ended May 31, 2017 due to the grant of 1,255,000 options and issuance of 210,000 shares of common stock to our directors at market prices and fair values that exceeded the prior year due to our higher stock price. In the prior year, the Company issued 120,000 shares to the Board valued at $393,600 compared to the current year Board share issuance of 210,000 shares valued at $1,022,700. Additionally, in the prior year, the Company issued 35,000 stock purchase options with vesting related expense of $69,000 compared to the grant of 1,263,000 stock purchase options in the current year with vesting related expense of $1,313,000.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2018 and 2017 follows:

	Three Months Ended May 31,
	2018	2017	Change
Other income (expense)
Interest expense	$(128,706)	$(79,162)	$49,544
Accretion of debt discount	(125,422)	(311,727)	(186,305)
Total other income (expense)	$(254,128)	$(390,889)	$(136,761)

	Nine Months Ended May 31,
	2018	2017	Change
Other income (expense)
Interest expense	$(345,453)	$(231,626)	$113,827
Accretion of debt discount	(698,302)	(999,718)	(301,416)
Total other income (expense)	$(1,043,755)	$(1,231,344)	$(187,589)

“Interest expense” relates to the stated interest of our outstanding debt. “Accretion of debt discount” represents the accretion of the discount applied to our outstanding debt as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. Pursuant to the third amendment to both outstanding promissory notes, the maturity date was extended to December 31, 2019 and the interest rate increased from 7% to 10.5% resulting in an increase to the amount of interest expense recognized during the three and nine months ended May 31, 2018 compared to the same prior year periods.

Liquidity and Capital Resources

We have a retained deficit of $44,663,263 through May 31, 2018. Included in the deficit are non-cash expenses totaling $19,555,941 relating to the issuance of stock for services, compensatory stock options, warrants granted for value and accretion of debt discount. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our technologies and products.

These conditions raise substantial doubt about our ability to continue as a going concern beyond January, 2019. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us on a timely basis or acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. On May 31, 2018, we had a cash and cash equivalent balance of $1,191,587. We have financed our operations primarily from the sale of equity and debt securities. We currently do not have any agreements with any third party regarding a potential financing.

Net cash used in operating activities was $2,426,011 during the nine months ended May 31, 2018, compared to net cash used in operating activities of $2,174,647 during the nine months ended May 31, 2017. Cash used in operating activities increased during the nine months ended May 31, 2018 due to less cash used for investor communications and professional fees offset by higher product development related costs.

Net cash used in investing activities was $2,581 during the nine months ended May 31, 2018 compared to net cash used in investing activities of $45,547 during the nine months ended May 31, 2017. Cash used in investing activities decreased during the nine months ended February 28, 2018 due to no R&PD equivalent equipment purchases made in the current year compared to the prior year.

Net cash provided by financing activities was $2,949,326 during the nine months ended May 31, 2018, compared to cash used of $18,146 during the nine months ended May 31, 2017. Cash provided by financing activities during the nine months ended May 31, 2018 was from the exercise of 80,000 Series O Warrants for proceeds of $248,000; the exercise of 39,500 Series P Warrants for proceeds of $146,150 and the September 29, 2017 private placement of 821,600 units of our securities resulting in proceeds of $2,555,176. Cash used by financing activities during the nine months ended May 31, 2017 was from the re-payment of the bridge loan.

Other Contractual Obligations

In addition to our contractual obligations under the research agreements, as of May 31, 2018, we have lease payments of $1,200 each month under our month-to-month corporate office operating lease.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2018, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SolarWindow Technologies, Inc. (Registrant)

Date: July 16, 2018	By:	/s/ John A. Conklin
John A. Conklin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

