Form 10-K
period 2018-08-31
SolarWindow Technologies, Inc.
filed 2018-11-29
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9375 East Shea Blvd., Suite 107-B Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

(800) 213-0689

(Registrant’s telephone number, including area code)

10632 Little Patuxent Parkway, Suite 406, Columbia, Maryland 21044

(Former name, former address and former fiscal year, if changed from last report)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2018 was $94,697,571.

As of November 28, 2018, 52,959,323 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2018, 2017 and 2016

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

At the time of this filing, our proprietary patent-pending SolarWindow™ see-through (“transparent”) electricity-generating coatings are the subject of over ninety (90) U.S. and international patent and trademark filings.

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

We continue the development and commercialization, and marketing process of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”); and the award of the Company’s first-ever advanced materials manufacturing Cooperative Research and Development Agreement (CRADA) from the U.S. Department of Energy (“DOE”) Office of Energy Efficiency and Renewable Energy’s (“EERE”) Advanced Manufacturing Office (“AMO”). The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semitransparent organic photovoltaic (OPV) modules compatible with high process speeds for many different advanced material manufacturing systems.

On August 2, 2017, we entered into a Process Integration and Production Agreement (the “PIPA Agreement”) with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of the agreement are to:

•	establish commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindow technologies, and

•	integrate SolarWindow™ technologies into the Triview manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent. In early 2017, our SolarWindow™ transparent electricity-generating coatings on glass were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This validated that our materials could be used in a fully industrialized window autoclave manufacturing process.

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

To date we have achieved a number of important milestones in our development efforts, including:

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) Device Performance Measurement Laboratory;

•	processed our SolarWindow™ transparent electricity-generating glass modules through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking; This thin glass substrate can be used to make curved PV panels or can be used in laminated glass, therefore significantly expanding the potential product range for our coatings;

•	entered into the NREL CRADA, which is still in effect;

•	filed over ninety (90) patent and trademark applications for our electricity-generating coating and technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include applications for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV for the same type of device structure ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™; and

•	completed performance tests of our transparent electricity-generating coatings for glass and flexible plastics for glass-to-glass lamination processes.

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

Scientists at the debut event not only demonstrated the ability to generate “voltage” to power lighting, but also revealed the capability of SolarWindow™ to produce “current” needed to power mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

In February 2012, we successfully developed the largest OPV device fabricated at NREL, measuring 170cm2, approximately 14 times larger than previous devices of the same type device and structure ever produced at NREL. In March 2012, we, in collaboration with NREL researchers, successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining transparent is especially important to the eventual deployment of an aesthetically pleasing commercial product.

On March 8, 2014, we made public never-before-seen images of our largest area, high-performance SolarWindow™ arrays. These SolarWindow™ arrays measure over 232 cm² – a significant achievement for size, improving upon our previous achievements at NREL, and produced with highly-uniform, colored tints preferred by commercial window manufacturers for installation on skyscrapers, worldwide. Among the most important criteria for developing SolarWindow™ coating applications for today’s skyscrapers is providing a set of neutral colors that remain see-through and are uniform in fabrication. We revealed a record-breaking, largest-area transparent, OPV SolarWindow™ array that addresses tall-tower and commercial building glass requirements. They also bear the promise of scale-up and manufacturability at large commercial sizes. This SolarWindow™ array is over 35% larger than our previously-fabricated, 170 cm² working module achievement. That prior module was already 14 times larger than the then-previous largest-area OPV module for the same type device structure ever fabricated at the NREL.

In September 2014, we demonstrated SolarWindow™ electricity-generating coatings to Congress during the first ever National Lab Day on Capitol Hill. National Lab Day was cosponsored by the U.S. Department of Energy. On April 8, 2015, Engineers and research scientists at the University of North Carolina Charlotte Energy Production and Infrastructure Center (“UNCC-EPIC”) have independently reviewed and validated our proprietary Model. The Model calculates a financial payback of less than one year for our transparent electricity-generating SolarWindow™ technology. The UNCC-EPIC team of engineering and science experts independently validated the modeling assumptions, reference data, and technical basis important to calculating our one-year financial payback period for SolarWindow™ systems. UNCC-EPIC validation also confirmed our methodology for modeling the performance of competing PV technologies.

In May 2015 we announced plans to replace traditional electrical wiring connections with a simplified next-generation system for collecting the power produced by its transparent electricity-generating windows. In addition to reducing costs, ease of electrical installation will be important to window fabricators, glass installers (i.e., glaziers), electricians, and maintenance personnel. The replacement of today’s cumbersome methods with our easy power connection system (‘module interconnects’) is also important for new construction and retrofit applications of SolarWindow™ electricity-generating window modules on skyscrapers and tall towers.

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

On May 17, 2017, we announced the successful processing of our SolarWindow™ transparent electricity-generating coatings on glass through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power.

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

Currently, we are concentrating on the development and deployment of SolarWindow™-Commercial, Structural, Architectural, and Retrofit Veneer glass products.

Although our efforts have already produced the basis for these prototype applications, commercialization of the SolarWindow™ technology will require significant further product development, fabrication, testing, and validation. This additional work should enable us to ascertain whether the SolarWindow™ technology can serve as the basis for a commercially viable technology or product, and be manufactured.

Our commercialization pathway has led us to the PIPA Agreement with Triview, which has the following goals:

•	the establishment of commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindow™ technologies; and

•	the integration of our SolarWindow™ technologies into the Triview manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

In addition to SolarWindow™-Commercial, Structural, and Architectural products, we are also developing SolarWindow™ Retrofit Veneer products as transparent, tinted, flexible and rigid veneers that installers can apply directly over the inside of existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. As noted, the SolarWindow™ Retrofit Veneer products will be developed concurrently with the other SolarWindow™ products currently under development.

Our Industry and Market Opportunity

Overview

Global energy consumption is expected to increase 53% from 2008 to 2035, according to the Energy Information Administration, and domestic electricity prices have been rising as a consequence of the increased cost of conventional electricity generation fuels and the easing of price caps in some states.

From a total glass market perspective, World demand for flat glass is forecast to rise 6.3 percent per year through 2016 to 8.3 billion square meters. The global market value of fabricated flat glass will exceed $100 billion by 2016.

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

We believe our products uniquely address a growing market opportunity for technologies able to generate sustainable electricity, without taking up the large amount of land needed for solar farms, or requiring large roof-top area that simply doesn’t exist on a skyscraper. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources. Renewable energy, especially solar and wind has reached a key tipping point whereby many renewable energy projects can compete directly with fossil fuel power plants without subsidies. Legislation or fiscal support may no longer be needed to expand renewable energy.

The Market Opportunity for our SolarWindow™ Technology and Products

Based on initial market research, there are no commercially marketed OPV see-through glass windows similar to our SolarWindow™ device technology capable of generating electricity, available for sale in the United States. We believe our SolarWindow™ technology and products could be uniquely positioned as first-to-market, if our commercial launch is timely.

Unprecedented levels of government initiatives, heightened residential demand for green construction, and improvements in sustainable materials are driving green building. Although percentages vary from country to country, buildings are responsible for about 30–45% of the global energy demand in developed countries. Governments are putting increased focus on legislation and policies to improve their energy efficiency, according to the United States Environmental Protection Agency. In North America, initiatives such as the environmental building rating system (LEED) run by the U.S. Green Building Council are helping to transform the market for added-value glazing, and this trend is expected to continue. We anticipate similar opportunities in Europe, through the development of a European Union-wide energy labeling system for windows.

Our SolarWindow™ Products are under development for application to glass surfaces in such buildings, often referred to as “architectural flat glass” and “fabricated glass products.” In 2010, an industry report on flat glass by Pilkington, a major global glass manufacturer, noted that the ten largest cities in the United States had more than 444 million square feet of architectural glass. We do not believe that number has diminished over the past seven years; rather, we believe that this market is growing in volume, with global growth reported to be approximately 4-5% annually, with Europe, China and North America accounting for over 70% of global demand, according to the same report. Market research reports estimated the global flat glass market to be worth approximately $100 billion in 2016.

Our Competitive Strengths

We believe that the following strengths of our SolarWindow™ technology should enable us to compete successfully in the alternative energy industry:

•	our products are unique solutions for generating sustainable electricity on glass and flexible materials;

•	SolarWindow™ transparent electricity-generating technology repurposes passive windows as energy generators;

•	we believe that there are no commercially-available transparent OPV products for sale that directly compete with our technologies and products, and therefore, SolarWindow™ products may be positioned as ‘first-to-market;’

•	our SolarWindow™ Products are anticipated to have a low price point which may help deliver greater energy cost savings when compared to alternatives;

•	our SolarWindow™ Products are being designed to be attractive, ‘active’ energy producing product that addresses a growing energy demand;

•	our products have unique characteristics, not easily achievable by other companies or their renewable energy technologies. Our SolarWindow™ Products generate electricity while remaining transparent, and are able to produce electricity from natural sunlight and artificial light;

•	our SolarWindow™ Products are designed for application on the glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack PV modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindow™ Products are being designed to be applied to the entire glass façades of skyscrapers.

•	the electricity generated by our technologies is compatible for use with existing energy infrastructure for generating useable electricity. Our SolarWindow™ products are under development for seamless applications and integration for use in order to avoid burdening potential customers with special energy management systems;

•	our SolarWindow™ Products are being designed and developed for high volume and speed production using low-cost manufacturing processes and methods; and

•	our market strategy focuses on deployment using glass fabrication companies in an existing large global market with total glass market focus (Annealed & Tempered Glass, Glass Fabrication Processing, and Glazing Installation).

Our Business Strategy

Our goal is to complete the product development phase for our SolarWindow™ technologies and then work towards commercial launch of SolarWindow™ Products. Key elements of our business strategy include:

•	partnering with window and glass companies that are capable of building SolarWindow™ Products that meet our performance, aesthetics; and strict environmental, energy, and budget specifications;

•	partnering with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products. We will seek to engage additional firms and institutions with important technical and product development competencies as needed;

•	identifying partnerships for technology out-licensing and in-licensing opportunities. We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development;

•	fostering commercial partnerships and joint ventures with industry partners. We are continuously working to develop commercial partnerships and joint ventures with third-parties, which could help us accelerate the development of our sales and distribution pipeline for any products which we develop;

•	developing pricing and power production models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users. In developing pricing strategies for any products we are able to develop, we would seek to provide our potential customers with access, to the extent available, to various subsidies, government incentives, tax credits, and other related financial mechanisms;

•	developing cost-effective, efficient, and strategic facility planning for supply-chain management and manufacturing processes. Our SolarWindow™ technology and Products would require manufacturing systems and supply-chain management expertise. We have begun to strategize and work towards addressing these needs in a cost-effective and efficient manner. In August, 2017, we signed PIPA Agreement with Triview one of the primary goals of which is to develop such manufacturing processes;

•	identifying and potentially acquiring strategic technologies and/or companies that complement our SolarWindow™ technologies;

•	raising capital in new, engaging, and innovative ways in order to continue execute on, and potentially accelerate, our path to commercialization and building shareholder value;

•	formalizing strategic relationships and partnerships with glass, energy, architectural and engineering, building and construction industries that can assist us with commercial and market outreach;

•	working with strategic partners to design and build SolarWindow™ products and processes that can assist with commercial production; and

•	identifying and developing additional applications and markets for our SolarWindow™ products.

•	Until the fourth quarter of the 2015 fiscal year, the Company was developing two sustainable electricity generating systems, branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™. The Company is considering its options for identifying technologies which may be strategic and/or complementary to our MotionPower™ technologies for potential acquisition.

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

The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•	Ubiquitous Energy is a company that began at the Massachusetts Institute of Technology and is initially moving toward the electronics (tablet & E-reader, cell phone) market. Their first product seems to be a very clear, high VLT, low efficiency charging system for the electronics market;

•	Solarmer is developing organic photovoltaic or OPV technology, targeting portable power, off-grid power, and building integrated photovoltaics (BIPV) markets. Solarmer will utilize its materials, devices, and roll-to-roll process technology to manufacture OPV modules with strategic partners throughout the world. Solarmer sells and provides OPV modules to product developers and system integrators who will integrate them into various products;

•	ONYX Solar is a new type of solar company, while they are not an OPV material company, the company is considered a competitor in the space for generating power under low light conditions. Their current technology is mixture of semitransparent amorphous Si, Crystalline Si and possibly Copper, Indium, Gallium, Selenide (CIS or CIGS) and is also working on OPV. They are currently in production, and are generating revenue; and

•	Sharp Corporation has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer). The triple junction cells being based on microcrystalline are unlikely to be transparent.

These companies may have numerous competitive advantages, including:

•	significantly greater name recognition;

•	established distribution networks;

•	more advanced technologies and product development;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	processes that are operational and manufacturing prototype or final products;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

•	significantly greater financial and human resources for product development, sales and marketing, and patent litigation.

Our commercial success will depend on our ability and the ability of our licensee or sub-licensees, if any, to compete effectively in product development areas such as, but not limited to: safety, price, marketing and distribution.

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

Proprietary Assets

SolarWindow™ Technology

Our SolarWindow™ technology is the subject of over ninety (90) US and International patent and trademark filings.

Government Regulation

Our SolarWindow™ technology may be subject to certain government regulations and standards. Our ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory or regulatory provisions governing our research and product development processes, as well as approval of the manufacturing and marketing of any products derived from such research and development activities.

The production and marketing of SolarWindow™ technology derived products would be subject to existing and future safety & health regulations and standards.

Current safety & health requirements and standards for electrical products can include, but may not be limited to, Occupational Safety and Health Administration regulations, National Electrical Code as approved as an American National Standard by the American National Standards Institute or ANSI/NFPA-70, certification by Underwriters Laboratories and the Society of Automotive Engineers, and compliance with local building codes. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of our SolarWindow™ technology evolves.

Employees

As of August 31, 2018, we had two full time employees, Mr. John A. Conklin, President, Chief Executive Officer and Chief Financial Officer and Briana Erickson, Manager of Business Operations & Communication.

ITEM 1A. RISK FACTORS

RISK FACTORS

The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating the business of the Company. A wide range of events and circumstances could materially affect our overall performance and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this Annual Report on Form 10-K, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations. These risk factors may be amended, supplemented or superseded from time to time in filings and reports that we file with the SEC in the future.

Risks Related To Our Business

We have experienced significant losses, have not generated any revenues and expect losses to continue for the foreseeable future.

We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss of $6,854,547, $5,353,425 and $4,637,313 for our fiscal years ended August 31, 2018, 2017 and 2016, respectively, and we have incurred a cumulative deficit of $45,884,299 from inception (May 5, 1998) through August 31, 2018.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of the date of this Form 10-K, we had 52,959,323 shares issued and outstanding, of which 31,358,872 are deemed “restricted” or “control” securities within the meaning of Rule 144, as promulgated under the Securities Act (“Rule 144”). The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future stock sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

We will require additional financing in the future to expand operations into advanced stages of product development and fabrication, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

We are currently in the advanced stages of our research and early stages of product development and have come to the point where larger, faster, and more precise equipment is necessary for development to continue and to be able to come to market with a commercially viable product. On November 26, 2018, the Company completed a self-directed offering of equity securities resulting in proceeds of $19,800,000. Based on management’s assessment, the Company had sufficient cash to meet its funding requirements through December of 2020, and possibly beyond to meet product development and fabrication goals.

We have experienced and continue to experience negative cash flows from operations. We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. We expect to seek additional funding through private equity or convertible debt. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect our business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its SolarWindow™ technology and/or MotionPower™ technology, or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to us than might otherwise be available.

If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on our business, operating results, financial condition and prospects. In particular, we may be required to delay, reduce the scope of or terminate one or more of our research programs, sell rights to our SolarWindow™ technology or other technologies or products based upon such technologies, or license the rights to such technologies or products on terms that are less favorable to us than might otherwise be available. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

Even if financing is available to us, because we cannot currently estimate the amount of funds or time required to commercialize our technologies, we may secure less funding than is actually required to effectuate our business plan.

We are currently in the advanced stages of our research and early stages of product development and have come to the point where larger, faster, and more precise equipment is necessary for development to continue and to be able to come to market with a commercially viable product; however, we cannot accurately predict the amount of funding or the time required to successfully commercialize the SolarWindow™ technology. The actual cost and time required to commercialize these technologies may vary significantly depending on, among other things, the results of our research and product development efforts; the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and product development programs; competitive and technological advances; the cost of filing, prosecuting, defending and enforcing claims with respect to patents; the regulatory approval process; process manufacturing; marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

Due to the fact that all but one of our five directors conduct outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities which may hinder our achieving our business objectives.

Currently we have five directors, only one of whom is an employee. Mr. John A. Conklin, our President and Chief Executive Officer, does and will continue to provide his full time efforts to our business activities. While our other four directors intend to devote as much time as necessary to the success and development of SolarWindow™ technology, currently each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, and have done so to date, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. In the event that their outside interests begin to take precedence over their positions in SolarWindow Technologies, Inc., our business will suffer and we may not achieve our goal of achieving profitability through the commercialization of SolarWindow. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

The success of our research and development activities is uncertain. If such efforts are not successful, we will be unable to generate revenues from our operations and we may have to cease doing business.

Commercialization of the SolarWindow™ technology will require significant further research, development and testing as we must ascertain whether the SolarWindow™ technology can form the basis for a commercially viable technology or product. If our research and development fails to prove the commercial viability of the SolarWindow™ technology, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. We anticipate we will remain engaged in technology and product development through at least June 2020.

The development of the SolarWindow™ technology is subject to the risks of failure inherent to the development of any novel technology.

Ultimately, the development and commercialization of the SolarWindow™ technology is subject to a number of risks that are particular to the development and commercialization of any novel technology. These risks include, but are not limited to, the following:

•	our research and development efforts may not produce a commercially viable product;

•	we may fail to maintain license rights to the SolarWindow™ technology (or any of its derivatives);

•	we may fail to develop, acquire, or license various enabling technologies that may be integral to the commercialization of the SolarWindow™ (or any of its derivatives);

•	we may fail to integrate our process into an industrial setting for the manufacturing of SolarWindow™ Products;

•	the SolarWindow™ technology (or any of its derivatives) may ultimately prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory approvals;

•	the SolarWindow™ technology (or any of its derivatives), even if safe and effective, may be difficult to manufacture on a large scale or be uneconomical to market;

•	our marketing license or proprietary rights to products derived from the SolarWindow™ technology may not be sufficient to protect our products from competitors;

•	the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing products utilizing the SolarWindow™ technology; or,

•	third parties may market superior, more effective, or less expensive technologies or products having comparable performance and appearance characteristics to the SolarWindow™ coatings (or any of its derivatives).

If we ultimately do not obtain the necessary regulatory approvals for the commercialization of the SolarWindow™ technology, we will not achieve profitable operations and your investment may be lost.

In order to commercialize the SolarWindow™ technology, we may need to obtain regulatory approval from various local, state, federal or international agencies. At this time, we do not have a product to be submitted for regulatory approval. The process for obtaining such regulatory approvals may be time consuming and costly, and there is no guaranty that we will be able to obtain such approvals. The failure to obtain any necessary regulatory approvals could delay or prevent us from achieving revenue or profitability, which could result in the partial or total loss of your investment.

Our ability to operate profitably is directly related to our ability to develop, protect and perfect rights in and to our proprietary technology.

We rely on a combination of trademark, trade secret, nondisclosure, know-how, copyright and patent law to protect our SolarWindow™ technology, which may afford only limited protection.

We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity, scope or enforceability of our proprietary rights. Any such claims could be time consuming, result in costly litigation, or force us to enter into royalty or license agreements rather than dispute the merits of such claims, requiring us to pay royalties and/or license fees to third parties. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part and this could diminish or extinguish protection for any technology we may license or may adversely affect our ability to fully commercialize our technologies.

We generally require our subsidiaries and our employees, consultants, advisors and collaborators to execute appropriate agreements with us, regarding the confidential information developed or made known to such persons during the course of their engagement by us. These agreements provide that any proprietary technologies developed during such engagement are owned by us and that confidential information pertaining to such technologies will be kept confidential and not disclosed to third parties except in specific circumstances. These agreements also provide for the assignment to us by any such person of any patents issued with respect to any such technologies. If these provisions are breached, we may not be able to fully perfect our rights to the technologies in question, and in some instances, we may not have an appropriate remedy available for the damages that we may incur as a result of any such breach.

Our proprietary rights may not adequately protect our technologies and products.

Our commercial success will depend, in part, on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and products in the United States and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We intend to apply for additional patents for our SolarWindow™ technologies and products, as we deem appropriate. We may, however, fail to apply for patents on important technologies or products in a timely fashion, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, the patent positions of alternative energy technology companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any of our patents will be valid or enforceable;

•	any patents issued to us will provide us with any competitive advantages, or will not be challenged by third parties; and

•	we will develop additional proprietary technologies that are patentable, or the patents of others will not have an adverse effect on our business.

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends on many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is inappropriate or unobtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our products in every jurisdiction would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products, and may not be covered by any patent claims or other intellectual property rights.

The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business (and as a result we have over 90 U.S. and International patent and trademark filings), we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

We may be accused of infringing the intellectual property rights of others.

We cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future technology developments. Any such claims could be time consuming, result in costly litigation and could ultimately lead to a determination that the SolarWindow™ technology, or any of its derivatives, infringe on a third party’s patent rights.

If we fail to obtain additional licenses in the future required to maintain our rights to market products developed, if any, we may need to curtail or cease operations.

We may not retain all rights to developments, inventions, patents and other proprietary information resulting from any collaborative arrangements, whether in effect as of the date hereof or which may be entered into at some future time with third parties. As a result, we may be required to license such developments, inventions, patents or other proprietary information from such third parties, possibly at significant cost to us. Our failure to obtain and maintain any such licenses could have a material adverse effect on our business, financial condition and results of our operations. In particular, the failure to obtain a license could prevent us from using or commercializing our technology.

Compliance with environmental regulations, or dealing with harmful or hazardous materials involved in our research and development, may require us to divert our limited capital resources.

Our research and product development programs involve the handling of chemicals. These chemicals have the potential to be harmful or hazardous. Accordingly, we may become subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of dangerous and hazardous materials. If violations of environmental, and/or safety & health laws or standards occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, and/or safety & health laws or standards in the future as a result of human error, equipment failure or other causes. Environmental, and safety & health laws and standards could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, harmful or hazardous material storage, or chemical handling might require an unplanned capital investment or relocation of our research or product development programs. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations. We do not have any insurance coverage with respect to damages or liabilities we may incur as a result of these activities.

In seeking to acquire or develop technologies, we are operating in highly competitive markets and our competitors have several competitive advantages over us.

Our commercial success will depend on our ability to compete effectively in product development areas such as, but not limited to, building integration, safety, efficacy, ease of use, customer compliance, price, marketing and distribution. Our competitors may succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive. The alternative and renewable energy industry is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter is expected to come from companies, research institutions and universities who are researching and developing technologies and products similar to, or are competitive with, any technology we may develop.

These companies have several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with customers;

•	established distribution networks;

•	more advanced technologies and product development;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products;

•	significantly greater financial and human resources (HR) for product development, sales and marketing, and

•	the ability to endure potentially prolonged patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Any products developed from our SolarWindow™ technology will face competition from other companies producing solar power and/or energy harvesting or storage products.

The solar power market is intensely competitive and rapidly evolving. The energy harvesting market is not well-defined, immature, and evolving with uncertainty. When, or if, this market matures, it may also be intensely competitive.

Our competitors are better capitalized, have established market positions, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve adequate sales and market share. There are a number of major multi-national corporations that produce solar power and alternative energy products, which may be competitive with those that we are seeking to develop, including Heliatek, Dyetec Solar, Dysol, Solarmer Energy, BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo, Eight19, Ubiquitous Energy, Oxford Photovoltaics, ONYX Solar, among others. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power and alternative energy technologies that may have a cost basis similar to, or lower than, our SolarWindow™ Product projected costs.

Technological changes could render our products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine or advance our technologies, and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The alternative and renewable energy industry is rapidly evolving and highly competitive. We will need to invest significant financial resources in research and product development to keep pace with technological advances in the industry and to compete in the future; we may be unable to secure such financing. We believe that a variety of competing solar and alternative or renewable energy technologies may be in development by other companies that could result in lower manufacturing costs and/or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of products.

To the extent we are able to develop and commercialize products based upon or derived from the SolarWindow™ technology, if such products do not gain market acceptance, we may not achieve sales and market share.

The development of a successful market for our products may be adversely affected by a number of factors, some of which are beyond our control, including:

•	customer acceptance of our products;

•	our failure to produce products that compete favorably against other alternative or renewable energy and solar-photovoltaic power products on the basis of cost, quality, reliability, and performance;

•	our failure to produce products that compete favorably against conventional energy sources and distributed-generation technologies on the basis of cost, quality and performance;

•	our failure to qualify for and secure government grants, tax incentives and any other financial subsidies that may be available to consumers for the implementation of alternative or renewable energy technologies such as solar systems at such time as our products become available for commercial sale, and which potential customers for our products may reasonably expect; and

•	our failure to develop and maintain successful partnerships with manufacturers, distributors, and other resellers, as well as strategic partners.

•	if our products fail to gain market acceptance, we will be unable to achieve sales and market share.

If organic solar photovoltaic harvesting technologies are not suitable for widespread adoption or sufficient demand for such products does not develop or takes longer to develop than we anticipate, we may not be able to profitably exploit the SolarWindow™ technology.

The market for OPV solar-energy related products is emerging and rapidly evolving, and the market for energy harvesting products is generally unproven and not yet established. The success of products for these markets is uncertain.

If our SolarWindow™ OPV solar power or energy harvesting technologies prove unsuitable for widespread commercial deployment or if demand for such power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for such products in the particular markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of organic solar photovoltaic light energy capture and conversion products, including:

•	cost-effectiveness of such technologies as compared with conventional and competitive alternative energy technologies;

•	performance and reliability of such products as compared with conventional and competitive alternative energy products;

•	success of other alternative or renewable energy technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and solar thermal technologies;

•	public concern regarding energy security, the potential risks associated with global warming, the environmental and social impacts of fossil fuel extraction and use;

•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative or renewable energy sources;

•	fluctuations in the prices of oil, coal and natural gas;

•	capital expenditures by customers, which tend to decrease when domestic or foreign economies slow;

•	continued deregulation of the electric power industry and broader energy industry initiatives; and

•	availability of government subsidies and incentives.

Our growth and success, and that of the SolarWindow™ technologies and products, depends on our ability to develop new products and services and adapt to market and customer needs.

The sectors in which we operate experience rapid and significant changes due to the introduction of innovative technologies. Introducing new technology products and innovative services, which we must do on an ongoing basis to meet customers’ needs, requires a significant commitment to research and development, which may not result in success. The company is pre-revenue and may suffer if it invests in technologies that do not function as expected or are not accepted in the marketplace; its products, systems or service offers are not brought to market in a timely manner; or products become obsolete or are not responsive to our customers’ needs or requirements.

Our business model and strategy involves growth through acquisitions, joint ventures and mergers that may be difficult to execute.

Our business model and strategy involves growth through acquisitions, joint ventures and mergers. External growth transactions are inherently risky because of the difficulties that may arise in integrating people, operations, technologies and products, and the related acquisition, administrative and other costs.

We are dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management and technical personnel is intense in our industry. Future success depends in part on our ability to hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the area of OPV with focus in our SolarWindow™ technologies and products. A key risk is our ability to anticipate their needs for certain key competences and to implement human resource solutions to recruit or improve these competences. We believe that two (2) key competences required in the near term will be a PhD OPV Scientist and a Process Engineer.

We may be the subject of product liability claims and other adverse effects due to defective products, design faults or harm caused to persons and property.

Despite our development, testing, fabrication, and quality procedures, SolarWindow™ products might not operate properly or might contain design faults or defects, which could give rise to disputes in respect of its performance, giving rise to liability. Product liability related to defective products could lead to a loss of revenue, claims under warranty, and legal proceedings. Such disputes could result in a fall-off in demand or harm our reputation for product performance, safety, and/or quality.

Our SolarWindow™ technology and products will be subject to environmental, occupational safety & hygiene, Underwriter Laboratory (UL) Certification, European Conformity (CE) Certification, electrical codes, and other state and federal, European Union (EU), and other Country regulations.

Our SolarWindow™ technologies and products will be subject to extensive and increasingly stringent environmental, occupational safety & health, Underwriter Laboratory, electrical codes, and other state and federal, EU laws, regulations, and standards (“Laws & Regulations”). There can be no guarantee that we will not be required to pay significant fines or compensation as a result of past, current or future breaches of Laws & Regulations. This exposure exists even if we are not responsible for the breaches, in cases where they were committed in the past by companies or businesses that were not part of ours that may be exposed to the risk of claims for breaches of these Laws & Regulations. Such claims could adversely affect our financial position and reputation, despite the efforts and investments made to comply at all times with all applicable Laws & Regulations. If we fail to conduct our business in full compliance with the applicable Laws & Regulations, the judicial or regulatory authorities could require us to conduct investigations and/or implement costly curative measures.

Our business faces significant financial risks related to interest rate, State & Federal subsidies, modified accelerated cost recovery system, taxes, depreciation, etc.

Our Power, and Financial and Revenue Modeling and Estimates (the “Model”) are exposed to risks associated with the effect of changing interest rates, State & Federal subsidies, modified accelerated cost recovery system (MACRS), taxes, depreciation and renewable energy tax credits. These risks affect borrowings; return on investment (ROI), internal rate of return (IRR) or economic rate of return (ERR), etc. and the ability to borrow or raise capital to secure deployment funding. If any of these Financial and Revenue Modeling and Estimation parameters fail to exist, cease to be available, or diminish in any way, our Financial and Revenue Modeling and Estimates may not be accurate or reveal profitability, or favorable ROI and/or IRR necessary for SolarWindow™ technology or related product deployment.

Our financial model may prove to be inaccurate and our SolarWindow™ technology or related products may not be cost effective.

Although our independently verified Model has shown that our SolarWindow™ technology can provide a one-year payback, it is based upon a number of assumptions that may not prove accurate. If the Model is inaccurate our SolarWindow™ technology or related product may not provide potential customers with sufficient ROI to be a cost effective alternative to other available competing products.

An increase in raw material prices could have negative consequences on our long-term profitability.

We face exposure to fluctuations in energy, raw materials, chemicals, and glass and plastic film prices. If we are not able to hedge, compensate or pass on our increased costs through a supply-chain or to customers, this could have an adverse impact on its financial results and stability, and deployment of SolarWindow™ technologies or products.

We lack sales and marketing experience and will likely rely on third party marketers.

We have limited experience in sales, marketing or distribution of photovoltaic and energy capture and conversion, and generating products. We expect to market and sell or otherwise commercialize the SolarWindow™ technology (or any of its derivatives) through distribution and supply-chain channels, co-marketing, co-promotion or licensing arrangements with third parties. Therefore, any revenues received by us will be dependent on the efforts of third parties. If any such parties breach or terminate their agreements with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of the SolarWindow™ technology (or any of its derivatives) would be delayed or terminated, which would adversely affect our ability to generate revenues and our profitability.

We may not be able to integrate our process and/or technologies into a manufacturing process necessary to produce a manufacturable product.

Without sufficient capital, human resources, the appropriate process equipment, or required supply chain, the Company may not be capable of integrating its process and/or technologies into a manufacturing process necessary to produce a manufacturable product. The innovation of SolarWindow™ processes and technologies is a crucial strategic concern, with mounting pressure to meet anticipated power, financial, and return on investment (ROI) for our manufacturers. If we are unable to integrate of process and/or technologies into industry, SolarWindow™ product innovation can rapidly become obsolete. SolarWindow™ processes and supply chains are highly complex and continuously exposed to a variety of risks such as macroeconomic, face geopolitical pressures, regulatory requirements, environmental risk and responsibilities, and emerging markets. Integration of the company SolarWindow™ processes is critical to product development and revenue generation. If the process cannot be integrated into industry and products brought to market in a timely manner, the Company, it’s potential SolarWindow™ products, and ability to operate may be threatened. At this time, the integration of SolarWindow™ technologies into industrial manufacturing processes is uncertain.

Risks Related To Ownership of Our Common Stock

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act.

We are not a fully reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); therefore, we are subject only to the reporting requirements of Section 15(d) of the Exchange Act. Until our Common Stock is registered under the Exchange Act, we will be subject only to the reporting obligations imposed by Section 15(d) of the Exchange Act, which we refer to as Section 15(d). Section15(d) requires that issuers file periodic and current reports with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) when they have issued any class of securities for which a registration statement was filed and became effective pursuant to the Securities Act. The purpose of Section 15(d) is to ensure that investors who buy securities in registered offerings are provided with the same information on an ongoing basis that they would receive if the securities they purchased were listed on a securities exchange or the issuer were otherwise subject to periodic reporting obligations. However, companies that are required to report only under Section 15(d) are not subject to some of the Exchange Act reporting requirements. For example, companies that are required to report only under Section 15(d) are not subject to the short-swing profit reporting requirements contained in Section 16 of the Exchange Act, the beneficial ownership reporting requirements contained in Section 13 of the Exchange Act, the institutional investor reporting rules or the third-party tender offer rules, or the Exchange Act’s proxy rules contained in Section 14 of the Exchange Act.

The reporting obligations under Section15(d) of the Exchange Act are automatically suspended when: (i) any class of securities of the issuer reporting under Section 15(d) is registered under Section 12 of the Exchange Act; or (ii) at the beginning of the issuer’s fiscal year, other than the year in which the applicable registration statement became effective, if the class of securities covered by the registration statement is held of record by fewer than 300 persons. In the latter case, the Company would no longer be subject to periodic reporting obligations so long as the number of holders remained below 300 unless we filed a registration statement with the Securities and Exchange Commission under Section 12 of the Exchange Act. If our obligation to file reports under Section 15(d) is suspended (other than due to our having registered our common stock under Section 12 of the Exchange Act), then investors will have reduced visibility with respect to the Company, its financial condition and results of operations.

Until our Common Stock is listed on an exchange, we expect to remain eligible for quotation on the OTCPINK or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations for our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of your shares. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners. Please refer to “Our common stock is currently quoted on the OTCPINK which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock” below.

Our common stock is currently quoted on the OTCPINK which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock.

Prior to February 26, 2018, our stock was included for trading on the OTCQB; on February 23, 2018 we received an email notification from OTC Markets Group, Inc. (the “OTC Markets”), which regulates the OTCQB, informing us that effective immediately, our stock would be quoted on the OTCPINK and that a caveat emptor designation would be assigned to our stock. This action was taken by OTC Markets pursuant to Section 4.2 of the OTCQB Standards, which generally provide that the OTC Markets may remove the Company’s securities from trading on the OTCQB market immediately and at any time, without notice, if OTC Markets, in its sole and absolute discretion, believes that the continued inclusion of the Company’s securities would impair the reputation or the integrity of OTC Markets or be detrimental to the interests of investors. Such concerns may include but are not limited to promotion, spam or disruptive corporate actions even when adequate current information is available.

Although facts and circumstances may differ, generally, OTC Markets will not remove the caveat emptor designation until such time as an issuer demonstrates that it meets the qualifications for OTCPINK (which we have done), has updated and verified the information in its profile on www.otcmarkets.com (which we have done), and demonstrates that there is no longer a public interest concern (which we have done).

Removal of the caveat emptor designation does not mean that trading in our stock will automatically be resumed on the OTCQB. Once removed, we will need to reapply for listing on the OTCQB, which application may or may not be approved. If not approved, we expect that our stock will continue to trade on the OTCPINK

To be eligible for OTCQB, companies will be required to at least:

•	meet a minimum bid price test of $0.01. Securities that do not meet the minimum bid price test will be downgraded to OTC Pink;

•	submit an application to OTCQB and pay an application and annual fee; and

•	submit an OTCQB “annual certification” confirming the Company Profile displayed on www.otcmarkets.com is current and complete and providing additional information on officers, directors, and controlling shareholders.

In the event we do not submit an application for listing on the OTCQB or if we do and the application is not approved, we expect that our stock will continue to trade on the OTCPINK, which could adversely affect the market liquidity of our common stock. At the time of this filing, the company has elected to not reapply for an OTCQB listing and currently trades stock on the OTCPINK.

The trading price of our common stock historically has been volatile and may not reflect its actual value.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic our control. In recent years, broad stock market indices in general, and smaller capitalization companies in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock.

Our common stock is a penny stock and is not traded on a national securities exchange, therefore you may find it difficult to sell the shares of our common stock.

Our common stock is traded on the OTCPINK. The OTCPINK is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Additionally, our common stock is subject to regulations of the SEC applicable to “penny stock.” Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

In addition, the penny stock regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of the date of this Form 10-K we had 52,959,323 shares issued and outstanding, of which 31,358,872 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, a director of ours, beneficially owns approximately 75.77% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this report, Kalen Capital Holdings LLC, a wholly owned subsidiary of KCC, a private corporation solely owned by Harmel S. Rayat, beneficially owned 54,193,515 shares (inclusive of 18,561,917 shares issuable upon exercise of outstanding warrants, conversion of the Convertible Note and the exercise of the warrants included upon conversion thereof), or approximately 75.77%, of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 35,631,598 shares of our total issued and outstanding 52,959,323 shares, is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat’s interests may be different from yours. For example, he may support proposals and actions with which you may disagree or which are not in your interest. This concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, Mr. Rayat could use his voting influence to maintain our existing management and directors in office, or support or reject other management and Board proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered financing transactions.

The company is subject to compliance with rules requiring the adoption of certain corporate governance measures, which requires control measures for related party transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. The company is subject to Sarbanes-Oxley Act which requires that the management of public companies assess the effectiveness of the internal controls over financial reporting. Section 404(b) requires a publicly-held company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Under Section 404(b), our auditors are required to render an opinion which significantly increases the audit effort throughout the current and subsequent fiscal reporting year. The auditor as an independent third party is presumed not to understand management’s internal control structure and procedures. Until additional risk and control measures are prepared and implemented during our fiscal year ended August 31, 2019, the full cost and operational impact to company operations is not completely know at this time.

There are options to purchase shares of our common stock currently outstanding.

As of the date of this Form 10-K we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 1,291,334 shares of our common stock. The exercise prices of these options range from $3.28 to $5.94 per share. The options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our common stock currently outstanding.

As of the date of this Form 10-K we had issued warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 19,483,517 shares of common stock with exercise prices ranging from $1.70 to $4.00 per share. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P and Series T Warrants, which combined total 16,880,167, all of the Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

We have entered into registration rights agreements with KCC requiring us to register for resale shares owned by KCC. If we fail to timely file the registration statements we will be obligated to issue additional shares of our common stock to KCC.

On October 7, 2013, as part of the bridge loan made to us by KCC we entered into a registration rights agreement with KCC pursuant to which we agreed to file such number of registration statements as required to register for resale with the SEC all the shares owned by KCC as of October 7, 2014, including all shares issuable upon conversion of any warrants then owned by KCC. As part of the Amended BLA we agreed to include all shares issuable upon exercise of the Series J Warrant, Series K Warrant and the warrant issuable upon exercise of the Convertible Note as part of the Registration Rights Agreement.

Under the terms of the Registration Rights Agreement, if we fail to timely file the registration statements we will be obligated to issue additional shares of our common stock to KCC. In the event the we fail to file a registration statement in the time period required, we will issue to KCC additional shares of our common stock equal to 5% of the shares of our common stock that were to be registered for every thirty day period for which we fail to file such registration statement, subject to proration for any portion of such thirty day period and up to a maximum number of shares of our common stock equal to 25% of the number of shares of our common stock that were to be registered. Additionally, in the event we fail to cause a registration statement to be declared effective within ninety days from the date of filing, we will issue to KCC additional shares of our common stock equal to 2.5% of the shares of our common stock that were to be registered for every thirty day period for which we fail to cause the SEC to declare such registration statement effective, subject to proration for any portion of such thirty day period and up to a maximum number of shares of our common stock equal to 10% of the number of shares of common stock included in such registration statement. To date we have not failed to file any required registration statements and we have not been obligated to issue any additional shares of common stock pursuant to the registration rights agreement.

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation allow our Board of Directors (the “Board”) to issue up to 1,000,000 shares of preferred stock. Currently, no shares of preferred stock are issued and outstanding. However, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from the holders of our common stock. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of our common stock to then current stockholders and could adversely affect the market price, if any, of our common stock.

We may sell additional equity securities in the future and your ownership interest in the Company may be diluted as a result of such sales.

We intend to sell additional equity securities in order to fully implement our business plan. Such sales will be made at prices determined by our board of directors based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prices less than the price of the shares of our common stock purchased, in which case, investors could experience dilution of their investment.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on a registered national exchange, such exchange’s rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to adequately comply with any of these laws, regulations, standards or rules may result in substantial fines or other penalties and could have an adverse impact on our ongoing operations.

Because we do not intend to pay dividends for the foreseeable future you should not purchase our shares if you are seeking dividend income.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors and may inhibit actions against our officers and directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

The provisions of the Nevada Revised Statutes and our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. The provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these amended and restated certificate of incorporation provisions, amended and restated bylaw provisions, indemnification agreements and the insurance are necessary to attract and retain qualified persons as directors and officers.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 9375 East Shea Blvd, Suite 107-B, Scottsdale, AZ 85260. The office is provided rent free by our Chairman.

ITEM 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCPINK under the symbol “WNDW”. Our warrants to purchase common stock are not currently traded on any market.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCPINK:

	High	Low
Fiscal Year Ended August 31, 2019
First Quarter 2019 (September 1 – November 28, 2018)	$3.36	$1.53

Fiscal Year Ended August 31, 2018
First Quarter 2018 (September 1 – November 30, 2017)	$5.38	$3.67
Second Quarter 2018 (December 1, 2016 – February 28, 2018)	$10.25	$4.96
Third Quarter 2018 (March 1 – May 31, 2018)	$5.82	$4.02
Fourth Quarter 2018 (June 1 – August 31, 2018)	$4.57	$2.61

Fiscal Year Ended August 31, 2017
First Quarter 2017 (September 1 – November 30, 2016)	$4.15	$3.02
Second Quarter 2017 (December 1, 2016 – February 28, 2017)	$3.90	$2.54
Third Quarter 2017 (March 1 – May 31, 2017)	$3.67	$2.70
Fourth Quarter 2017 (June 1 – August 31, 2017)	$4.66	$2.70

As of November 27, 2018, there were approximately 68 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2018.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,291,334	(2)	$5.22	2,550,085

Equity compensation plans not approved by security holders	--		--	--

Total	1,291,334		$5.22	2,550,085

_____________

(1)	Consists of grants under the 2006 Plan.

(2)	Please refer to ITEM 8, Financial Statements “NOTE 6 - STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

On November 26, 2018, the Company completed a self-directed offering (the “November 2018 Private Placement”) to accredited investors of 16,666,667 units of the Company’s equity securities (each a “Unit” and collectively, the “Units”) at a price of $1.50 per Unit with each Unit comprised of (a) one share of common stock; and (b) one warrant to purchase one share of common stock at a price, subject to certain adjustments, of $1.70 per share for a period of seven (7) years (the “Series T Warrant”). The unit price was based on a 15% discount to the average of the 20-day closing price (last day being Monday, November 12, 2018) of the Company’s common stock as reported on the OTCQB. Pursuant to the November 2018 Private Placement, the Company issued 13,200,000 Units in exchange for cash of $19,800,000 and 3,466,667 Units for the conversion of a) $4,401,434 of the principal and unpaid interest owed under the 2013 Note; and b) $798,566 of the principal and unpaid interest owed under the March 2015 Loan. The interest payable remaining under the 2013 Note and March 2015 Loan totals $52,182. The Company agreed to repay the remaining interest from proceeds received from the November 2018 Private Placement. Of the 13,200,000 Units issued in exchange for cash, Kalen Capital Corporation purchased 13,100,000 Units.

During the year ended August 31, 2018, we entered into the following securities related transactions:

•	On September 29, 2017, the Company completed the September 2017 Private Placement of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis. (3)

•	On November 21, 2017 each director was granted 40,000 shares of common stock for a total issuance of 160,000 shares of common stock valued at $4.87 per share, the fair market value of our common stock on the date of issuance. Additionally, on November 21, the Company issued Jatinder Bhogal, Director, an additional 50,000 shares valued at $4.87 per share. 75% of the 210,000 issued shares are subject to a one-year lock-up. (2)

•	From September 6, 2017 through October 30, 2017, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock. (2)

•	On September 7, 2017, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 46,097 shares of common stock. On January 4, 2018, Mr. Conklin exercised 50,000 stock purchase options on a cashless basis resulting in the issuance of 34,013 shares of common stock. (2)

•	On December 28, 2017, Alastair Livesey, a Company Director, exercised 36,667 stock purchase options on a cashless basis resulting in the issuance of 19,067 shares of common stock. (2)

•	From September 7, 2017 through April 13, 2018, three other individuals exercised a total of 105,000 stock purchase options on a cashless basis resulting in the issuance of 46,985 shares of common stock. (2)

•	On September 7, 2017, Kalen Capital Corporation (the “Investor”), a private corporation controlled by Harmel Rayat, our Chairman, and owning in excess of 10% of our issued and outstanding shares of common stock exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock. (2)

•	On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock. (2)

•	On December 28, 2017, a third party exercised their outstanding Series R Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 285,823 shares of common stock. (2)

•	From December 1, 2017 through April 30, 2018, holders of our Series P Warrants exercised 39,500 warrants at an exercise price of $3.70 per share resulting in $146,150 to the Company and the issuance of 39,500 shares of common stock. (2)

During the year ended August 31, 2017, we entered into the following securities related transactions:

•	On November 15, 2016 each director was issued 40,000 shares of common stock for a total issuance of 120,000 shares of common stock valued at $3.28 per share, the fair market value of our common stock on the date of issuance.(2)

•	On March 2, 2017, the Investor exercised all Series I, J, K and L Warrants (7,642,631 shares in total) on a cashless basis and received 5,215,046 shares of common stock. (2)

•	In June 2017, the Investor exercised 129,000 Series M Warrants at an exercise price of $2.34 per share and paid the Company $301,860 in exchange for 129,000 shares of common stock. (2)

•	On July 7, 2017, the Company issued 5,282 shares of common stock in exchange for services from third-party service providers valued at $15,000 at that date. (2)

•	On July 7, 2017, the Company finalized and executed two consulting agreements with third parties to provide business development services. The terms and conditions of each consulting agreement are similar and provide for combined compensation of $26,000 per month in cash and the grant of 1,500,000 common stock purchase options which vest upon the attainment of certain milestones and upon Board approval. During August 2017, the Company issued 13,622 shares of common stock, valued at $40,000, to pay consulting fees incurred under the agreements. (2)

•	On July 24, 2017, the Company completed a self-directed offering of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consisted of one share of common stock and one Series S-A Stock Purchase Warrant (each, a “Series S-A Warrant”) to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised on a cashless basis. All of the units of the July 2017 Private Placement were purchased by the Investor. (3)

•	Between September 8, 2016 and October 26, 2016, the Company issued 46,520 shares of common stock upon the cashless exercise of 130,000 options.

During the year ended August 31, 2016, we entered into the following securities related transactions:

•	On December 7, 2015, 1420468 Alberta Ltd., who on or about December 31, 2015 merged with Kalen Capital Corporation, agreed to extend the maturity date of the March 2015 Loan from September 4, 2015 to December 31, 2016. As consideration the Company issued a Series M Stock Purchase Warrant to purchase 100,000 shares of our common stock through December 7, 2020, at an exercise price of $2.34 per share. (1)

•	On December 7, 2015, we entered into the December 2015 Loan Agreement with the Investor. Pursuant to the December 2015 Loan Agreement, we received $550,000 and issued a promissory note. The December 2015 Loan was initially convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34. On March 31, 2016, the Investor received 177 PPM Units (3) from the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement resulting in a remaining balance of $18,146. The remaining balance was evidenced by the March 2016 Note and was repaid on November 14, 2016. (1)

•	On December 31, 2015, we entered into the 2015 Second Amended Loan Agreement with the Investor pursuant to which the Company and the Investor amended the 2015 Loan Agreement by amending the 2013 Note to extend the maturity date to December 31, 2017. As consideration for Investor agreeing to extend the 2013 Note maturity date to December 31, 2017, the Company issued a Series N Stock Purchase Warrant to purchase 767,000 shares of our common stock through December 31, 2020, at an exercise price of $3.38 per share. (1)

•	On December 31, 2015, we extended the maturity date of all the Investor’s existing warrants, including: 1) the Series L Warrant to purchase 500,000 shares of common stock was extended from March 4, 2020 to December 7, 2020; 2) the Series I Warrant to purchase 921,875 shares of common stock was extended from October 6, 2018 to December 31, 2020; 3) the Series J Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020; and 4) the Series K Warrant to purchase 3,110,378 shares of common stock was extended from November 9, 2019 to December 31, 2020.(1)

•	On March 31, 2016, we completed an offering for the sale of units of the Company’s equity securities at a price of $3.10 per PPM Unit with each unit comprised of (a) one thousand shares of common stock; (b) one Series O Warrant to purchase one thousand shares of common stock at a price of $3.10 per share through October 31, 2017; and (c) one Series P Warrant to purchase five hundred shares of common stock at a price of $3.70 per share through April 30, 2018. Pursuant to the March 2016 Private Placement, the Company issued 618 PPM Units consisting of 441 PPM Units in exchange for cash of $1,367,100 and 177 PPM Units for the conversion of $548,700 of the principal owed under the December 2015 Loan Agreement. (3)

•	On June 20, 2016, we completed the June 2016 Private Placement for the sale of units of our equity securities with each unit comprised of (a) one share of common stock; (b) one Series Q Warrant to purchase one share of common stock at a price of $3.20 per share through June 20, 2019; and (c) one Series R Warrant to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. Pursuant to the June 2016 Private Placement, we issued 937,500 units in exchange for cash of $3,000,000.(3)

•	issued 282,106 shares of common stock to our directors upon the cashless exercise of 556,667 options.

•	On January 5, 2016 each director was issued 30,000 shares of common stock for a total issuance of 90,000 shares of common stock valued at $3.75 per share, the fair market value of our common stock on the date of issuance.(2)

_____________

(1)	See “Note 3 - Debt” under ITEM 8 of our Financial Statements for additional information.

(2)	See “Note 5 – Common Stock and Warrants” under ITEM 8 of our Financial Statements for additional information.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated audited annual financial statements and the notes thereto, each of which are contained in Item 8 - Financial Statements and Supplementary Data.

	Years Ended August 31,
	2018	2017	2016	2015	2014

Revenue	$-	$-	$-	$-	$-
Loss from operations	(5,553,583)	(3,729,795)	(3,141,365)	(3,115,290)	(3,012,910)
Interest expense	(477,566)	(312,185)	(308,983)	(250,348)	(193,151)
Accretion of debt discount	(823,724)	(1,311,445)	(2,335,954)	(4,727,106)	(686,320)
Net loss	$(6,854,547)	$(5,353,425)	$(4,637,313)	$(8,092,744)	$(3,892,381)

Per Share Data:
Income (loss) per common share
Basic loss per share	$(0.19)	$(0.17)	$(0.17)	$(0.32)	$(0.16)
Diluted loss per share	$(0.19)	$(0.17)	$(0.17)	$(0.32)	$(0.16)

Weighted average common shares outstanding:
Basic	36,020,453	31,299,979	27,295,540	25,131,836	24,279,448
Diluted	36,020,453	31,299,979	27,295,540	25,131,836	24,279,448
Dividends declared per basic weighted average common shares outstanding	$-	$-	$-	$-	$-

Blance Sheet Data:
	As of August 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$696,826	$670,853	$2,509,215	$228,465	$785,237
Total assets	$929,234	$831,708	$2,895,600	$386,287	$974,091
Total debt obligations	4,460,025	4,233,000	2,628,969	3,157,174	879,471
Total liabilities	4,553,641	4,463,184	2,813,712	3,254,612	1,023,710
Total stockholders' equity (deficit)	$(3,624,407)	$(3,631,476)	$81,888	$(2,868,325)	$(49,619)

Cash Flow and Related Data:
	Years Ended August 31,
	2018	2017	2016	2015	2014
Net cash (used in) operating activities	$(2,920,772)	$(2,766,529)	$(2,634,060)	$(2,594,725)	$(2,545,379)
Purchases of equipment	$(2,581)	$(45,547)	$(2,300)	$(15,561)	$(16,877)
Proceeds from the issuance of equity securities	$2,949,326	$991,860	$4,367,100	$1,453,514	$3,000,000

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

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings. SolarWindow™ coatings is an OPV device comprised of ultra-thin layers that can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent electricity-generating coatings and technology is capable of harvesting light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of sixty (60) pending U.S. and international patent filings.

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

On August 2, 2017, we entered into a Process Integration and Production Agreement with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies, and

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

A brief list of some of our more important milestones includes:

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	our SolarWindow™ transparent electricity-generating glass modules were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed over sixty (60) U. S. and international patent and thirty (30) trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™– Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

In addition to SolarWindow™-Commercial, Structural, and Architectural products, we are also developing SolarWindow™ Retrofit Veneer products as transparent, tinted, flexible and rigid veneers that installers can apply directly over the inside of existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. As noted, the SolarWindow™ Retrofit Veneer products will be developed concurrently with the other SolarWindow™ products currently under development.

We also developed the capability to integrate transparent SolarWindow™ coatings on to flexible glass. This presents new product opportunities for curved and non-flat surfaces in automotive, aircraft, and military applications.

Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners, who will work along-side us to ascertain whether the SolarWindow™ technology can form the basis for a commercially viable technology or product and which products will be first to market.

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

As of August 31, 2018, we had working capital of $796,004 and cash of $696,826. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest. As a result, we believe that cash on hand should be sufficient to enable us to continue operations for at least the next twelve months.

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

Process Integration and Production Agreement with TriView Glass Industries

On August 2, 2017, we entered into the PIPA Agreement with Triview. Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

•	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies and

•	integrate SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

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

On November 21, 2017, the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a new completion date of December 21, 2018. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of August 31, 2018, the Company made $133,975 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our consolidated balance sheets.

U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO) Cooperative Research and Development Agreement

On March 15, 2018 the Company was awarded its first-ever advanced materials manufacturing collaborative research and development agreement (CRADA) by the U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO). SolarWindow was awarded the CRADA after submitting a proposal outlining its coating technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory, and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semitransparent organic photovoltaic (OPV) modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Year ended August 31, 2018 compared to the year ended August 31, 2017 compared to the year ended August 31, 2016

Operating Expenses

A summary of our operating expenses for the years ended August 31, 2018, 2017 and 2016 follows:

				2018 compared to 2017		2017 compared to 2016
	Year Ended August 31,			Increase /	Percentage	Increase /	Percentage
	2018	2017	2016	(Decrease)	Change	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$1,581,316	$2,211,754	$1,769,537	$(630,438)	-29%	$442,217	25%
Research and product development	1,134,242	869,840	725,565	264,402	30%	144,275	20%
Stock compensation	2,838,025	648,201	646,263	2,189,824	338%	1,938	0%
Total Operating expense	$5,553,583	$3,729,795	$3,141,365	$1,823,788	49%	$588,430	19%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the year ended August 31, 2018 compared to the year ended August 31, 2017, SG&A costs decreased due primarily to a $538,000 reduction in investor communications related fees, $123,000 reduction in SG&A due to increased personnel costs allocated to R&D expense and $20,000 reduction in travel related costs offset by $43,000 increase in administrative costs. During the year ended August 31, 2017 compared to the year ended August 31, 2016, SG&A costs increased due primarily to a $444,000 increase in investor communications related fees.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&PD costs increased in 2018 compared to 2017 and in 2017 compared to 2016 primarily as a result of increased product development, including improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation expense increased during the year ended August 31, 2018 compared to the year ended August 31, 2017 due to the grant of 1,255,000 options and issuance of 210,000 shares of common stock to our directors at market prices and fair values that exceeded the prior year due to our higher stock price and having more directors serving on the Board. In the prior year, the Company issued 120,000 shares to the Board valued at $393,600 compared to the current year Board share issuance of 210,000 shares valued at $1,022,700. Additionally, in fiscal 2017, the Company issued 35,000 stock purchase options and recognized option vesting related expense of $199,599 compared to the grant of 1,263,000 stock purchase options in fiscal 2018 and option vesting related expense of $1,815,325. Stock compensation expense increased slightly during the year ended August 31, 2017 compared to the year ended August 31, 2016 due to fewer vesting stock options offset by higher expense related to the issuance of 90,000 shares of common stock to our directors valued at $337,500 in 2016 compared to a similar issuance of 120,000 shares to our directors valued at $393,600 in 2017 and 18,904 shares issued to various consultants valued at an average price per share of $2.91.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2018, 2017 and 2016 follows:

	Year Ended August 31,			2018 compared to	2017 compared to
	2018	2017	2016	2017	2016
Other income (expense)
Gain on disposal of assets	$326	$-	$-	$326	$-
Interest expense	(477,566)	(312,185)	(308,983)	(165,381)	(3,202)
Accretion of debt discount	(823,724)	(1,311,445)	(2,335,954)	487,721	1,024,509
Change in fair value of derivative liability	-	-	1,714,395	-	(1,714,395)
Loan conversion inducement expense	-	-	(565,406)	-	565,406
Total other income (expense)	$(1,300,964)	$(1,623,630)	$(1,495,948)	$322,666	$(127,682)

“Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. Pursuant to the third amendment to both outstanding promissory notes, the maturity date was extended to December 31, 2019 and the interest rate increased from 7% to 10.5% resulting in an increase to the amount of interest expense recognized during the year ended August 31, 2018 compared to the prior years. The “change in derivative liability” resulted from the accounting impact of the features included in the sale of securities pursuant to our March 2016 Private Placement. The “loan conversion inducement expense” is the result of issuing securities in exchange for repayment of the December 2015 Loan Agreement which terms were more favorable compared to the original conversion terms of the December 2015 Loan Agreement. See “NOTE 3 – Debt” and “NOTE 4 – Private Placements” to our Consolidated Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of August 31, 2018, the Company had $696,286 of cash and cash equivalents compared to $670,853 as of August 31, 2017. We have financed our operations primarily from the sale of equity and debt securities. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest.

Summary of Consolidated cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Year Ended August 31,			2018 compared to	2017 compared to
	2018	2017	2016	2017	2016
Operating activities	$(2,920,772)	$(2,766,529)	$(2,634,060)	$(154,243)	$(132,469)
Investing activities	(2,581)	(45,547)	(2,300)	42,966	(43,247)
Financing activities	2,949,326	973,714	4,917,110	1,975,612	(3,943,396)
Net increase (decrease) in cash and cash equivalents	$25,973	$(1,838,362)	$2,280,750	$1,864,335	$(4,119,112)

Operating Activities

Net cash used in operating activities totaled $2,920,772 for the year ended August 31, 2018 as compared to $2,766,529 for the year ended August 31, 2017. The $154,243 increase was the result of lower investor communications and professional fees offset by higher product development related costs.

Net cash used in operating activities totaled $2,766,529 for the year ended August 31, 2017 as compared to $2,634,060 for the year ended August 31, 2016. The $132,469 increase was the result of higher R&PD and investor communications fees.

Investing Activities

Net cash used in investing activities totaled $2,581 for the year ended August 31, 2018 as compared to $45,547 for the year ended August 31, 2017. The $42,966 decrease was the result of no R&PD equivalent equipment purchases made in 2018 compared to 2017.

Net cash used in investing activities totaled $45,547 for the year ended August 31, 2017 as compared to $2,300 for the year ended August 31, 2016. The $43,247 increase was the result of the purchase of R&D related equipment.

Financing Activities

Net cash provided by financing activities totaled $2,949,326 for the year ended August 31, 2018, compared to $973,714 for the year ended August 31, 2017. During the year ended August 31, 2018, the Company received proceeds of (i) $248,000 from the exercise of 80,000 Series O Warrants; (ii) $146,150 from the exercise of 39,500 Series P Warrants; and (iii) 2,555,176 from the September 29, 2017 private placement of 821,600 units of our securities.

Net cash provided by financing activities totaled $973,714 for the year ended August 31, 2017, compared to $4,917,110 for the year ended August 31, 2016. During the year ended August 31, 2017, the Company received proceeds of (i) $301,860 from the exercise of 129,000 Series M Warrants; (ii) $690,000 from the July 24, 2017 private placement of 300,000 units of our securities. During the year ended August 31, 2016, the Company received proceeds of (i) $550,000 related to the Bridge Loan; (ii) $1,367,100 from the sale of securities from our March 2016 Private Placement; and (iii) $3,000,000 from the sale of securities from our June 2016 Private Placement.

Indebtedness

See Note 3 – Debt, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of our debt.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the year ended August 31, 2018.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. GAAP requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed by our Board. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Note 2. Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements which discusses the significant accounting policies that we have adopted.

Stock Based Compensation

We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants. We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of comparable publicly traded companies that exist in our industry.

Embedded Derivatives

From time to time we issue financial instruments such as debt in which a derivative instrument is “embedded.” Upon issuing the financial instrument, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value, with changes in fair value recorded in the income statement.

The reset adjustment contained in the securities issued in our March 2016 Private Placement required bifurcation and separate accounting at fair value, with changes in fair value recorded in the consolidated statements of operations. The embedded feature fair value was determined using a binomial pricing model. The binomial pricing model takes into account probability-weighted scenarios with regard to the likelihood of changes to the conversion price. The inputs to the model required us to make certain significant assumptions and represent our best estimate at the valuation date. The probabilities were determined based on a management review, and input from external advisors, on the expected likelihood as of the valuation date of a financing transaction that could trigger an additional reset.

The key sensitivities of the binomial model include: the fair value of the common stock, in which we utilized the actual trading price less a discount for lack of marketability due to the thinly traded nature of the stock; the expected volatility of the common stock, which was determined through the analysis of publicly traded peer companies’ historic volatilities; and the risk free interest rate, which is based on current market rates and the expected term. Any change in one of the above would have an impact on the concluded value for the embedded derivatives.

New Accounting Pronouncements to be Adopted Subsequent to August 31, 2018

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present Earnings Per Share (“EPS”) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company does not expect this accounting update to have a material effect on its Consolidated Financial Statements.

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

Related Party Transactions

For a discussion of our Related Party Transactions, refer to “Note 8 - Related Party Transactions” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 9375 East Shea Blvd., Suite 107-B, Scottsdale, AZ 85260. The Company’s telephone number is (800) 213,0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,” “future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek,” “pursue,” “ongoing,” “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

Factors that could cause actual results, events and developments to differ include, without limitation: the ability of our Company to generate sufficient net income and cash flows, capital market conditions, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled “Risk Factors” in this Annual Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not carry any balances that are materially exposed to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to the consolidated financial statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). We also engaged the services of a governance, risk and compliance consulting firm to assist in our evaluation and remediation. Based upon that evaluation, our Principal Executive Officer and Acting Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as discussed and defined in Management’s Report on Internal Control over Financial Reporting referred to below.

Our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at August 31, 2018 because of the material weaknesses described below.

Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in our internal control over financial reporting:

•	Ineffective control environment due to an insufficient number of independent board members, insufficient oversight of work performed, and the lack of compensating controls over financial reporting due to limited personnel;

•	Ineffective design, implementation, and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties, banking and disbursements, and financial accounting system applications; and

•	Ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2018 were effective. Therefore, the aforementioned control deficiencies continued to exist as of August 31, 2018. We believe the control deficiencies described herein, individually and when aggregated, represent material weakness in our internal control over financial reporting at August 31, 2018 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at August 31, 2018.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-3 of this report.

Changes in Internal Control over Financial Reporting

There were no changes (other than those described below) in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

We are currently taking actions to remediate the material weaknesses in our internal controls over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. We are committed to remediating the material weaknesses described above and have developed and began remediation efforts during 2018, and will continue to do so for fiscal 2019. During the fiscal year ended August 31, 2018 and continuing into fiscal 2019, the Company’s internal control implementation and remediation efforts include the following:

•

On June 6, 2018, we engaged the services of a risk and compliance consulting firm to assist in our evaluation and implementation of internal controls and remediation of identified control deficiencies.

•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO.

•	Performing more extensive reviews of critical estimates, journal entries, complex calculations and the financial close and reporting process.

•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls.

To the extent reasonably possible, we will continue to utilize the services of a risk and compliance consulting firm to assist us in our remediation plan and we will utilize internal resources to implement additional internal controls as deemed necessary. We have and will continue to take the necessary steps to implement additional review and approval procedures as applicable to strengthen our controls over the financial reporting and disclosure process. In addition, we continue to create and implement new information technology policies and procedures related to controls over information technology operations and security. To the extent necessary, we may hire additional staff or reassign duties of existing staff in connection with our remediation efforts.

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

Name	Age	Current Position With Us	Director or Officer Since
John A. Conklin	58	President, Chief Executive Officer and Director	August 9, 2010
Steve Yan-Klassen	50	Chief Financial Officer	October 22, 2018
Harmel S. Rayat	57	Chairman and Director	March 15, 2018
Alastair Livesey	61	Director	September 19, 2007
Jatinder Bhogal	51	Director	August 7, 2017

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

John A. Conklin. Mr. Conklin is founder of Tellurium Associates, LLC, an industrial and environmental process design and operations consulting company, and founder of National Solar Systems, LLC, a New York based renewable energy firm. Mr. Conklin has studied chemical engineering, chemical technology, and numerous industrial, safety and renewable energy programs. With over 32 years of industrial process and renewable and alternative energy experience, Mr. Conklin has consulted regarding and overseen the technical and business requirements of over 50 technology, manufacturing and industrial companies, ranging from start-ups to Fortune 500 companies, including industry leaders such as Lockheed Martin and TDI Power, a global manufacturer of power systems. Mr. Conklin serves as our President and Chief Executive Officer and brings a combination of technical, business and hands-on alternative and renewable energy experience.

Steve Yan-Klassen. Mr. Yan-Klassen is a Chartered Professional Accountant (“CPA”), a Certified Management Accountant (“CMA”). Mr. Yan-Klassen was a senior manager at Wolrige Mahon Collins Barrow LLP and at BDO Canada LLP, and a practicing CPA at Amisano Hanson Chartered Accountants. Mr. Yan-Klassen’s public company accounting experience includes over fifteen years of auditing financial statements for SEC, Canadian Securities Exchange and TSX Venture Exchange reporting issuers. Areas of expertise include companies with operations in technology, energy, manufacturing and mining in North and South America, Africa, and Southeast Asia. Mr. Yan-Klassen will serve as our Chief Financial Officer and brings a combination of financial and regulatory filing experience.

Harmel S. Rayat. Since the 1990s, Mr. Rayat has provided strategic capital and managerial guidance to a number of entities in various industries, including advertising, biotechnology, news distribution, alternative energy and commercial real estate. Mr. Rayat , a founding shareholder of SolarWindow Technologies, Inc., was invited to join the Board due to his experience in finance, marketing, management and technology start-ups generally. Mr. Rayat is the President and sole stockholder of KCC, which beneficially owns approximately 75.77% of our issued and outstanding stock. Mr. Rayat is also a director and through KCC a controlling stockholder of RenovaCare, Inc. For more information on KCC’s holdings please refer to ”ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and Chief Executive Officer, John A. Conklin, 9375 East Shea Blvd., Suite 107-B, Scottsdale, AZ 85260.

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

Board Leadership Structure

We currently have only one executive officer and four directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer and Chairman of the Board — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. .

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2018, the Board held a total of six (6) meetings. All members of the Board attended all Board meetings. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting of shareholders during the fiscal year ended August 31, 2017.

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

While the Board is solely responsible for the selection and nomination of Directors, the Board may consider nominees recommended by stockholders as deemed appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to Mr. John A. Conklin, Chief Executive Officer, 9375 East Shea Blvd., Suite 107-B., Scottsdale, AZ 85260, or Mr. Harmel S. Rayat, Chairman of the Board, Suite 700, 688 West Hastings Street, Vancouver, BC, V6B 1P1 that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at SolarWindow Technologies, Inc., Attention: John A. Conklin, 9375 East Shea Blvd., Suite 107-B, Scottsdale, AZ 85260, or Mr. Harmel S. Rayat, Chairman of the Board, Suite 700, 688 West Hastings Street, Vancouver, BC, V6B 1P1. The Board will review and respond to all correspondence received, as appropriate.

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

Summary Compensation Table

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); the Chief Operating Officer (the “COO”) and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2018, 2017 and 2016 (the “Named Executive Officers”).

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation($) (3)	Total ($)

John A. Conklin (4)	2018	257,167	-	194,800	5,834,168	25,992	6,312,127
President, Chief Executive	2017	221,500	-	131,200	-	33,857	386,557
Officer and Director	2016	221,500	-	112,500	-	30,633	364,633

Steve Yan-Klassen (5) Chief Financial Officer	2018	-	-	-	-	-	-

____________

(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock grants granted in 2018, 2017 and 2016, as applicable, computed in accordance with ASC 718. Represents the issuance of 40,000 shares, 40,000 shares and 30,000 shares of common stock during the year ended August 31, 2018, 2017 and 2016, respectively, for Mr. Conklin’s service to the Company as a director, see “NOTE 5 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2)	The amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2018, 2017 and 2016, as applicable, computed in accordance with ASC 718. Represents the issuance of (i) 1,008,000 stock purchase options with an exercise price of $5.35 per share and fair value per share of $5.6385, and (ii) 40,000 stock purchase options with an exercise price of $4.87 per share and fair value per share of $3.764, see “NOTE 6 – Stock Options” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(3)	Our employees generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

(4)	Effective August 9, 2010, we appointed Mr. Conklin to serve as our President, Chief Executive Officer, and Chief Financial Officer and entered into an Employment Agreement with him on such date. Pursuant to Mr. Conklin’s Employment Agreement, he is entitled to an annual salary and a stipend to cover medical insurance premiums. On January 1, 2014, we and Mr. Conklin entered into a new employment agreement (the “2014 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $221,500, received a grant of 700,000 stock options and was entitled to a medical insurance premium reimbursement stipend of $2,214 per month. Effective January 1, 2015, Mr. Conklin’s medical stipend was increased to $2,391 per month. Effective January 1, 2016, Mr. Conklin’s medical stipend was increased to $2,593 per month. Effective January 1, 2017, Mr. Conklin’s medical stipend was increased to $2,945 per month. Effective August 1, 2017, Mr. Conklin voluntarily reduced his medical stipend to $2,166 per month. On January 1, 2018, we and Mr. Conklin entered into a new employment agreement (the “2018 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $275,000, received a grant of 1,008,000 stock options and was entitled to a medical insurance premium reimbursement stipend of $2,166 per month. On October 22, 2018, Mr. Conklin resigned as Chief Financial Officer commensurate with the appointment of Steve Yan-Klassen as the Company’s Chief Financial Officer.

(5)	Effective October 22, 2018, we appointed Steve Yan-Klassen to serve as our Chief Financial Officer. Mr. Yan-Klassen has no employment agreement. Mr. Yan-Klassen resides in Vancouver, Canada and will receive an annual salary of $31,500 Canadian dollars.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2018.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
John A. Conklin (1)	168,000	840,000	5.35	1/1/2028
	20,000	20,000	4.87	11/21/2027

____________

(1)	On January 1, 2018, pursuant to the 2018 Employment Agreement, we granted a stock option to purchase 1,008,000 shares of our common stock. On November 21, 2017, pursuant the grant of stock options to our Board for their services, we granted a stock option to purchase 40,000 shares of our common stock. For the terms of the employment agreement between us and Mr. Conklin, please refer to footnote (1) to the Summary Compensation table in “ITEM 11. EXECUTIVE COMPENSATION.”

Employee directors are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

Potential Payments upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

On January 1, 2018, we entered into the 2018 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2018 Employment Agreement, Mr. Conklin will receive an annual salary of $275,000, medical insurance reimbursement stipend currently at the rate of $2,166 per month and a grant to purchase 1,008,000 stock options. Additionally, in the event that Mr. Conklin’s employment is terminated without cause or a result of disability, he will be entitled to receive up to (i) six monthly payments as in effect on the date of termination if terminated prior to December 31, 2018; (ii) four monthly payments as in effect on the date of termination if terminated after December 31, 2018 and prior to December 31, 2019; (iii) three monthly payments as in effect on the date of termination if terminated after December 31, 2019 and prior to December 31, 2021. In addition to the delivery of the applicable severance payment, 50% of the then unvested stock options shall vest as of the termination date. Mr. Conklin has the right to exercise the vested options within two years from the termination date, after which all unexercised vested options will terminate.

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

For their services as directors and actual expenses incurred to attend meetings of the Board, non-employee directors received $4,250 per quarter which was increased to $4,500 per quarter beginning on March 1, 2016 and further increased to $4,750 beginning on December 1, 2017. Directors are entitled to participate in, and have been issued options and shares of common stock under, our 2006 Plan.

The following table provides information as to compensation for services of the non-employee directors during the fiscal years ended August 31, 2018, 2017 and 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Alastair Livesey (3)	18,750	194,800	150,560	364,110
Joseph Sierchio (4)	18,750	194,800	150,560	364,110
Jatinder S. Bhogal(5)	18,750	438,300	338,760	795,810
Harmel S. Rayat (6)	-	-	-	-
Total 2018 director compensation	56,250	829,700	639,880	1,524,030

Alastair Livesey (3)	18,000	131,200	-	149,200
Joseph Sierchio (4)	18,000	131,200	-	149,200
Total 2017 director compensation	36,000	262,400	-	298,400

Alastair Livesey (3)	17,750	112,500	-	130,250
Joseph Sierchio (4)	17,750	112,500	-	130,250
Total 2016 director compensation	35,500	225,000	-	260,500

____________

(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock grants granted in 2018, 2017 and 2016, as applicable, computed in accordance with ASC 718. See “NOTE 5 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(2)	The amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2018, 2017 and 2016, as applicable, computed in accordance with ASC 718. See “NOTE 5 – Common Stock and Warrants” to the SolarWindow Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(3)	During 2018, 2017 and 2016, Mr. Livesey received 40,000 shares, 40,000 shares and 30,000 shares, respectively, of restricted stock valued at the closing price of our stock on the date of grant. During 2018, Mr. Livesey received 40,000 stock purchase options with an exercise price of $4.87 and fair market value of $3.764 per share

(4)	During 2018, 2017 and 2016, Mr. Sierchio received 40,000 shares, 40,000 shares and 30,000 shares, respectively, of restricted stock valued at the closing price of our stock on the date of grant. During 2018, Mr. Sierchio received 40,000 stock purchase options with an exercise price of $4.87 and fair market value of $3.764 per share. Mr. Serchio resigned from the Board effective October 22, 2018.

(5)	Mr. Bhogal became a director of the Company effective August 7, 2017. During 2018, Mr. Bhogal received 90,000 shares of restricted stock valued at the closing price of our stock on the date of grant and 90,000 stock purchase options with an exercise price of $4.87 and fair market value of $3.764 per share

(6)	Mr. Rayat became a director of the Company effective March 15, 2018. Mr. Rayat’s annual compensation for serving as Chairman of the Board of Directors is $1.00 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 28, 2018 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
John A. Conklin (3)	523,370	0.98
Alastair Livesey (4)	125,734	*
Jatinder S. Bhogal(5)	180,000	*
All Directors and Officers as a Group (3 people)	829,104	1.55

5% Shareholders
Kalen Capital Corporation (6) The Kalen Capital Building 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	54,193,515	75.77

___________

*	less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 9375 East Shea Blvd., Suite 107-B, Scottsdale, AZ 85260

(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 52,959,323 shares of common stock issued and outstanding on a fully diluted basis as of November 27, 2018. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Includes 210,370 shares of common stock and 313,000 shares of common stock reserved for issuance upon the exercise of vested stock options, including 42,000 shares issuable upon exercise of options expected to vest on or before January 1, 2018. Does not include 735,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(4)	Includes 89,067 shares of common stock and 36,667 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan.

(5)	Includes 90,000 shares of common stock and 90,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan.

(6)	Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat, our Chairman. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of October 5, 2018, based upon the review of our transfer records as of said date and information provided to us by Kalen Capital Corporation and includes: (a) 19,822,506 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; (b) up to 246,000 shares issuable upon exercise of a Series M Warrant; (c) up to 767,000 shares issuable upon exercise of a Series N Warrant; (d) up to 213,500 shares issuable upon exercise of a Series P Warrant; (e) up to 468,750 shares issuable upon exercise of a Series R Warrant; (f) up to 300,000 shares issuable upon exercise of a Series S-A Warrant; and (g) 16,566,667 shares issuable upon exercise of a Series T Warrant.

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

Transactions with Related Persons

The following are related party transactions for the fiscal years ended August 31, 2018, 2017 and 2016:

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Serchio resigned from the Board effective October 22, 2018, but maintains his role and the Company’s primary attorney. During the years ended August 31, 2018, 2017 and 2016, the Company recognized $257,983, $321,739 and $291,951 of fees for legal services billed by firms associated with Mr. Sierchio. At August 31, 2018, the Company recorded an accrual to Satterlee of $30,000 which is included in Accounts payable and accrued expenses on the face of the Consolidated Balance Sheet.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal receives compensation of $5,000 per month. The Company recognized $60,000 per year in 2018, 2017 and 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Board has appointed Marcum LLP (“Marcum”) as the company’s independent registered public accounting firm for the fiscal year ending August 31, 2018. Marcum has served as the company’s registered public accountant since October 2018.

At a meeting held on October 22, 2018, the Board approved the dismissal of Peterson Sullivan, LLP (“Peterson”) as our independent registered public accounting firm, effective October 22, 2018, and the appointment of Marcum as our independent registered public accounting firm, effective October 22, 2018, to perform independent audit services for the fiscal year ending August 31, 2017. The reports of Peterson on our consolidated financial statements for the fiscal years ended August 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended August 31, 2017 and 2016, and the subsequent interim period through October 22, 2018, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Peterson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of Peterson would have caused Peterson to make reference thereto in its reports.

During the fiscal years ended August 31, 2017 and 2016, and the subsequent interim period through May 31, 2018, neither we nor anyone on our behalf consulted with Marcum regarding (i) either: the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was provided to us that Marcum concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to out independent registered public accounting firm, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for services related to the fiscal years ended August 31, 2018 and 2017, by Peterson and Marcum:

	2018	2017
Audit Fees (1)	$146,100	$35,227
Audit Related Fees (2)	12,800	5,665
Tax Fees (3)	5,300	5,000
Total	$164,200	$45,892

____________

(1)	Audit fees consist of fees billed for professional services performed by Peterson as applicable, for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements.

(2)	Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements

(3)	Tax fees consist of fees for professional services, including tax consulting and compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1) Financial Statements and Schedules

The following consolidated financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Consolidated Balance Sheets as of August 31, 2018 and 2017;

•	Consolidated Statements of Operations for the years ended August 31, 2018, 2017 and 2016;

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2018, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended August 31, 2018, 2017 and 2016; and

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

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

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	$3,000,000 Convertible Promissory Note dated October 7, 2013 (17) Incorporated by reference to the Form 8-K filed on October 10, 2013

4.2	Series I Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.3

Registration Rights Agreement dated October 7, 2013, entered into between New Energy Technologies, Inc. and Kalen Capital Corporation (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.4	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.5	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.6	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.7	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.8	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.9	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.11	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.12	Form of Series M Warrant issued to 1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.13	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.14	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.15	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.16	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.17	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.19	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.21	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.22	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.23	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.25	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.26	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.27	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on September 29)

4.28	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.29	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.30	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

10.1

Form of Lock-Up Agreement dated November 15, 2016, between SolarWindow, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to the Form 8-K filed on November 18, 2016)

10.2

Form of Lock-Up Agreement dated January 5, 2016, between SolarWindow Technologies, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to Form 8-K filed on January 7, 2016)

10.3

Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC., (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.4	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.5	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.6§	Employment Agreement dated January 1, 2014, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 31, 2014)

10.7§	Employment Agreement dated December 27, 2017, between SolarWindow Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 3, 2018)

10.8	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

21.1	Registrants subsidiaries (Incorporated by reference to the Form S-1/A filed on April 23, 2018)

23.1	Consent of Peterson Sullivan, LLP*

23.2	Consent of Marcum, LLP*

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

______________

*	Filed herewith.

§	Management contract or compensatory plan.

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SolarWindow Technologies, Inc.

By:	/S/ John A. Conklin
John A. Conklin
Chief Executive Officer and Director
(Principal Executive Officer)
Date:	November 29, 2018

By:	/S/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer and Director	November 29, 2018
John A. Conklin	(Principal Executive Officer)

/S/ Steve Yan-Klassen	Chief Financial Officer (Principal Financial	November 29, 2018
Steve Yan-Klassen	Officer and Principal Accounting Officer)

/s/ Harmel S. Rayat	Chairman and Director	November 29, 2018
Harmel S. Rayat

/s/ Alastair Livesey	Director	November 29, 2018
Alastair Livesey

/s/ Jatinder Bhogal	Director	November 29, 2018
Jatinder Bhogal

SOLARWINDOW TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of August 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated November 29, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Melville, NY

November 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SolarWindow Technologies, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of SolarWindow Technologies, Inc. and Subsidiaries ("the Company") as of August 31, 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SolarWindow Technologies, Inc. and Subsidiaries as of August 31, 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

SolarWindow Technologies, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited SolarWindow Technologies, Inc.’s (the “Company”) internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

•	Ineffective control environment due to an insufficient number of independent board members, insufficient oversight of work performed, and the lack of compensating controls over financial reporting due to limited personnel;

•	Ineffective design, implementation, and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties, banking and disbursements, and financial accounting system applications; and

•	Ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal August 31, 2018 consolidated financial statements, and this report does not affect our report dated November 29, 2018 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of August 31, 2018 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended of the Company and our report dated November 29, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Melville, NY

November 29, 2018

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2018	2017
ASSETS

Current assets
Cash	$696,826	$670,853
Deferred research and development costs	133,975	91,204
Prepaid expenses and other current assets	58,819	16,698
Total current assets	889,620	778,755

Equipment, net of accumulated depreciation of $50,509 and $53,181, respectively	39,614	52,953
Total assets	$929,234	$831,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$93,616	$230,184
Total current liabilities	93,616	230,184

Bridge note payable to related party	600,000	600,000
Convertible promissory note payable to related party, net of discount of $663,918 and $413,377, respectively	2,336,082	2,586,623
Interest payable to related party	1,523,943	1,046,377
Total long term liabilities	4,460,025	4,233,000
Total liabilities	4,553,641	4,463,184

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 36,292,656 and 34,329,691 shares issued and outstanding at August 31, 2018 and 2017, respectively	36,293	34,330
Additional paid-in capital	42,223,599	35,363,946
Retained deficit	(45,884,299)	(39,029,752)
Total stockholders' equity (deficit)	(3,624,407)	(3,631,476)
Total liabilities and stockholders' equity (deficit)	$929,234	$831,708

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2018	2017	2016

Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative	3,622,367	2,779,325	2,318,443
Research and product development	1,931,216	950,470	822,922
Total operating expenses	5,553,583	3,729,795	3,141,365

Loss from operations	(5,553,583)	(3,729,795)	(3,141,365)

Other income (expense)
Gain on disposal of assets	326	-	-
Interest expense	(477,566)	(312,185)	(308,983)
Accretion of debt discount	(823,724)	(1,311,445)	(2,335,954)
Change in fair value of derivative liability	-	-	1,714,395
Loan conversion inducement expense	-	-	(565,406)
Total other income (expense)	(1,300,964)	(1,623,630)	(1,495,948)

Net loss	$(6,854,547)	$(5,353,425)	$(4,637,313)

Basic and Diluted Loss per Common Share	$(0.19)	$(0.17)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	36,020,453	31,299,979	27,295,540

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, August 31, 2015	26,572,615	$26,572	$26,144,117	$(29,039,014)	$(2,868,325)

Stock based compensation related to restricted stock issuance	90,000	90	337,410	-	337,500
Exercise of stock options	282,106	282	(282)	-	-
February 2016 Private Placement units issued	618,000	619	2,480,587	-	2,481,206
February 2016 Private Placement derivative liability at inception	-	-	(1,714,395)	-	(1,714,395)
June 2016 Private Placement units issued	937,500	937	2,999,063	-	3,000,000
Stock based compensation due to common stock purchase options	-	-	308,763	-	308,763
Discount on convertible promissory note due to detachable warrants	-	-	3,008,812	-	3,008,812
Discount on convertible promissory note due to beneficial conversion feature	-	-	165,640	-	165,640
Net loss for the year ended August 31, 2016	-	-	-	(4,637,313)	(4,637,313)
Balance, August 31, 2016	28,500,221	28,500	33,729,715	(33,676,327)	81,888

July 2017 Private Placement units issued	300,000	300	689,700	-	690,000
Stock based compensation related to stock issuances	138,904	139	448,463	-	448,602
Exercise of warrants for cash	129,000	129	301,731	-	301,860
Exercise of warrants on a cashless basis	5,215,046	5,215	(5,215)	-	-
Exercise of stock options on a cashless basis	46,520	47	(47)	-	-
Stock based compensation due to common stock purchase options	-	-	199,599	-	199,599
Net loss for the year ended August 31, 2017	-	-	-	(5,353,425)	(5,353,425)
Balance, August 31, 2017	34,329,691	34,330	35,363,946	(39,029,752)	(3,631,476)

September 2017 Private Placement units issued	821,600	822	2,554,354	-	2,555,176
Stock based compensation related to stock issuances	210,000	210	1,022,490	-	1,022,700
Exercise of warrants for cash	119,500	120	394,030	-	394,150
Exercise of warrants on a cashless basis	665,703	665	(665)	-	-
Exercise of stock options on a cashless basis	146,162	146	(146)	-	-
Stock based compensation due to common stock purchase options	-	-	1,815,325	-	1,815,325
Discount on convertible promissory note due warrant modifications	-	-	1,074,265	-	1,074,265
Net loss for the year ended August 31, 2018	-	-	-	(6,854,547)	(6,854,547)
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(6,854,547)	$(5,353,425)	$(4,637,313)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	15,920	13,925	11,504
Stock based compensation expense	2,838,025	648,201	646,263
Change in fair value of derivative liability	-	-	(1,714,395)
Loan conversion inducement expense	-	-	565,406
Accretion of debt discount	823,724	1,311,445	2,335,954
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(42,771)	258,098	(243,167)
Decrease (increase) in prepaid expenses and other current assets	(42,121)	(946)	5,400
Increase (decrease) in accounts payable and accrued expenses	(136,568)	45,441	87,305
Increase (decrease) in interest payable	477,566	310,732	308,983
Net cash flows used in operating activities	(2,920,772)	(2,766,529)	(2,634,060)

Cash flows used in investing activity
Purchase of equipment	(2,581)	(45,547)	(2,300)
Net cash flows used in investing activity	(2,581)	(45,547)	(2,300)

Cash flows from financing activities
Proceeds from the issuance of equity securities	2,949,326	991,860	4,367,100
Repayment of promissory note	-	(18,146)	-
Proceeds from promissory notes	-	-	550,010
Net cash flows from financing activities	2,949,326	973,714	4,917,110

Change in cash and cash equivalents	25,973	(1,838,362)	2,280,750

Cash and cash equivalents at beginning of period	670,853	2,509,215	228,465

Cash and cash equivalents at end of period	$696,826	$670,853	$2,509,215

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1,453	$-
Income taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrants issued and/or modified	$1,074,265	$-	$3,008,812
Debt discount recorded for beneficial conversion feature	$-	$-	$165,640
Common stock issued for conversion of note payable	$-	$-	$548,700
Derivative liability from the sale of equity securities	$-	$-	$1,714,395

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2018, 2017 AND 2016

NOTE 1 – Organization and Going Concern

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. to align the company name with its brand identity, SolarWindow™. Products derived from the Company’s SolarWindow™ technology are intended to harvest light energy from the sun and artificial sources and generate electricity from a transparent, coating of organic photovoltaic (“OPV”) solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. The Company’s ticker symbol changed to WNDW.

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

Going Concern

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of August 31, 2018, the Company had approximately $696,826 of cash on hand and current liabilities of $93,616. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest. The Company believes that, as a result of the recent financing, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K and is relieved of the conditions which initially indicated substantial doubt about the Company’s ability to continue as a going concern. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its wholly owned subsidiaries, KEC, and New Energy Solar. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash

Cash includes amounts held in bank accounts. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Equipment

Fixed assets are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected for the period.

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Computers	3 years
Equipment	5 years

Patent and Trademark Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Fair Value Measurements

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

Research and Product Development

Research and product development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. Research and product development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company has granted stock options with performance conditions to certain nonemployee consultants. At each reporting date, the Company evaluates whether the achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the assessment of achievement of each performance condition or the occurrence of the event which will trigger the options to vest.The Company uses the Black-Scholes-Merton formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes-Merton formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “NOTE 5 – Common Stock and Warrants” and “NOTE 6 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “NOTE 7 - Net Loss Per Share” for further discussion.

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

NOTE 3 - Debt

As of August 31, 2018 and 2017, the Company had the following outstanding debt balances:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of August 31, 2018:
March 2015 Loan as amended	04/03/2015	31/12/2019	$600,000	$-	$600,000	$186,797
2013 Note as amended	07/10/2013	31/12/2019	3,000,000	(663,918)	2,336,082	1,337,146
			$3,600,000	$(663,918)	$2,936,082	$1,523,943

As of August 31, 2017:
March 2015 Loan as amended	04/03/2015	31/12/2017	$600,000	$-	$600,000	$113,465
2013 Note as amended	07/10/2013	31/12/2017	3,000,000	(413,377)	2,586,623	932,912
			$3,600,000	$(413,377)	$3,186,623	$1,046,377

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

On November 3, 2017, the Company entered into the Third Amendment related to the March 2015 Loan pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5%. On November 26, 2018, $798,566 of the March 2015 Loan was converted in exchange for 532,377 Units pursuant to the November 2018 Private Placement except for $7,922 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement, See “Note 11 – Subsequent events” for additional information.

During the years ended August 31, 2018, 2017 and 2016, the Company recognized $73,332, $47,832 and $44,742, respectively, of interest expense. During the years ended August 31, 2018, 2017 and 2016, the Company recognized $0, $74,702 and $170,614, respectively, of debt discount accretion.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. On November 26, 2018, $4,401,434 of the 2013 Note was converted in exchange for 2,934,290 Units pursuant to the November 2018 Private Placement except for $44,260 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement, See “Note 11 – Subsequent events” for additional information.

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

During the years ended August 31, 2018, 2017 and 2016, the Company recognized $404,234, $263,668 and $246,637, respectively, of interest expense. During the years ended August 31, 2018, 2017 and 2016, the Company recognized $823,724, $1,236,743 and $1,706,563, respectively, of debt discount accretion. The remaining debt discount related to warrant expiration date extensions totals $663,917 and will be amortized through December 31, 2019.

December 2015 Loan

On December 7, 2015, the Company entered into a Bridge Loan Agreement (the “December 2015 Loan Agreement”) with the Investor. Pursuant to the December 2015 Loan Agreement, the Company received $550,010 (Includes an additional $10 related to wire fees). The December 2015 Loan was evidenced by a promissory note with an annual interest rate of 10% and maturity date of September 1, 2016. The December 2015 Loan was convertible at any time into shares of common stock at a conversion price equal to 85% of the thirty day volume weighted average price of the Company’s common stock. In connection with the December 2015 Loan Agreement, the Company issued the Investor a Series M Stock Purchase Warrant (the “Series M Warrant”) to purchase up to 275,000 shares of the Company’s common stock for a period of five years, with an exercise price of $2.34.

The debt discount attributable to the warrants and beneficial conversion feature amounted to $458,777 and was accreted through March 31, 2016.

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

Principal maturities for notes payable for the years ending August 31 are as follows:

2019	-
2020	3,600,000
Total	$3,600,000

NOTE 4 – Private Placements

September 2017 Private Placement

On September 11, 2017, the Company initiated and on September 29, 2017, completed a self-directed offering of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds (the “September 2017 Private Placement”). The unit price was based on a 15% discount to the average of the 30-day closing price (last day being Friday September 8, 2017) of the Company’s common stock as reported on the OTCQB. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant (each, a “Series S Warrant”) to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised upon issuance and on a cashless basis. All the units were purchased by unrelated parties.

The S Warrants were accounted for pursuant to ASC 470-20-25-2. The relative fair value of the common stock was estimated to be $1,540,000. The relative fair value of the Series S Warrants was estimated to be $1,015,000 as determined based on the relative fair value allocation of the proceeds received. The Series S Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.95 per share; estimated volatility – 77.96%; 5-year risk free interest rate – 1.71%; expected dividend rate - 0% and expected life - 5 years.

July 2017 Private Placement

On July 24, 2017, the Company completed a self-directed offering of 300,000 units at a price of $2.30 per unit for $690,000 in aggregate proceeds (the “July 2017 Private Placement”). Each unit consisted of one share of common stock and one Series S-A Stock Purchase Warrant (each, a “Series S-A Warrant”) to purchase one (1) share of common stock at an exercise price of $2.53 per share through July 24, 2022. The warrants may be exercised upon issuance and on a cashless basis. All of the units of the July 2017 Private Placement were purchased by the Investor.

The S-A Warrants were accounted for pursuant to ASC 470-20-25-2. The relative fair value of the common stock was estimated to be $414,000. The relative fair value of the Series S-A Warrants was estimated to be $276,000 as determined based on the relative fair value allocation of the proceeds received. The Series S-A Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $3.20 per share; estimated volatility – 76.13%; 5-year risk free interest rate – 1.83%; expected dividend rate - 0% and expected life - 5 years.

June 2016 Private Placement

On June 20, 2016, the Company completed a self-directed offering of 937,500 units at a price of $3.20 per unit for $3,000,000 in aggregate proceeds (the “June 2016 Private Placement”). Each unit consisted of (a) one share of common stock; (b) one Series Q Stock Purchase Warrant (each, a “Series Q Warrant”) to purchase one share of common stock at an exercise price of $3.20 per share through June 20, 2019; and (c) one Series R Stock Purchase Warrant (each, a “Series R Warrant”) to purchase one share of common stock at a price of $4.00 per share through June 20, 2021. The warrants may be exercised upon issuance and on a cashless basis.

The Series Q and Series A Warrants were accounted for pursuant to ASC 470-20-25-2. The relative fair value of the common stock was estimated to be $1,338,000. The relative fair value of the Series Q Warrants and Series R Warrants was estimated to be $783,000 and $879,000, respectively, as determined based on the relative fair value allocation of the proceeds received.

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

NOTE 5 – Common Stock and Warrants

Common Stock

At August 31, 2018, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 36,292,656 shares of common stock outstanding and 2,550,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 6 - Stock Options”).

During the year ended August 31, 2018, we entered into the following securities related transactions:

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2018 and August 31, 2017 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of August 31,		Weighted Average	Date of
Description	2018	2017	Exercise Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series O	-	618,000	$3.10	March 25, 2016	October 31, 2017
Series P	213,500	309,000	$3.70	March 25, 2016	December 31, 2022
Series Q	-	937,500	$3.20	June 20, 2016	December 31, 2022
Series R	468,750	937,500	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	-	$3.42	September 29, 2017	September 29, 2022
Total	2,816,850	4,115,000

NOTE 6 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 2,550,085 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to the cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through August 31, 2018. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Years Ended August 31,
	2018	2017	2016
Expected dividend yield	–	–	–
Expected stock price volatility	83.43% - 83.55%	79 - 81%	82%
Risk-free interest rate	2.27% - 2.33%	1.95 - 2.03%	2.06%
Expected term (in years)	7.67	5.00 - 7.67	7.67
Exercise price	$4.87 - $5.35	$2.71 - $3.28	$3.46
Weighted-average grant date fair-value	$3.76 - $5.64	$1.85 - $2.48	$2.64

A summary of the Company’s stock option activity for the years ended August 31, 2018 and 2017 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2016	720,001	3.06
Grants	1,535,000	2.71
Exercises	(130,000)	2.62
Outstanding at August 31, 2017	2,125,001	2.84
Grants	1,263,000	5.25
Forfeitures and cancellations	(1,805,000)	2.74
Exercises	(291,667)	3.32
Outstanding at August 31, 2018	1,291,334	5.22	9.08 years	0
Exercisable at August 31, 2018	326,334	5.08	8.41 years	0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2018. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.79 on August 31, 2018 and no outstanding options have an exercise price below $2.79 per share, as of August 31, 2018, there is no intrinsic value to the Company’s outstanding, in-the-money stock options.

Year Ended August 31, 2018

On November 21, 2017, the Company’s Board granted 255,000 options to directors and employees with an exercise price of $4.87.

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

During the year ended August 31, 2018, there were 291,667 options exercised on a cashless basis resulting in the issuance of 146,162 shares of common stock and 5,000 unvested options forfeited resulting in a reduction to stock compensation expense of $5,157. The aggregate intrinsic value of the options exercised was $1,045,135.

Year Ended August 31, 2017

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

Year Ended August 31, 2016

On January 5, 2016, the Company granted 65,000 options to three employees with an exercise price of $3.46.

During the year ended August 31, 2016, there were 556,667 options exercised on a cashless basis resulting in the issuance of 282,106 shares of common stock. The aggregate intrinsic value of the options exercised was $1,277,834.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the years ended August 31, 2018, 2017 and 2016:

	Years Ended
	August 31,
	2018	2017	2016
Stock Compensation Expense:
SG&A	$1,018,351	$118,969	$211,406
R&D	796,974	80,630	97,357
Total	$1,815,325	$199,599	$308,763

As of August 31, 2018, the Company had $4,842,130 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.5 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

3.28	7,500	8.21	3.28	7,500	8.21	3.28
3.46	35,000	7.35	3.46	25,000	7.35	3.46
4.87	207,500	9.23	4.87	92,500	9.23	4.87
5.35	1,008,000	9.34	5.35	168,000	9.34	5.35
5.94	33,334	2.32	5.94	33,334	2.32	5.94
Total	1,291,334	9.08	5.22	326,334	8.41	5.08

NOTE 7 - Net Loss Per Share

During the years ended August 31, 2018, 2017 and 2016, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2018, 2017 and 2016:

	Years Ended August 31,
	2018	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(6,854,547)	$(5,353,425)	$(4,637,313)
Denominator:
Weighted average number of common shares outstanding	36,020,453	31,299,979	27,295,540
Basic and diluted EPS	$(0.19)	$(0.17)	$(0.17)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,291,334	2,125,001	720,001
Warrants	2,816,850	4,115,000	11,586,631
Convertible debt	3,165,800	2,870,739	2,678,280
Warrants issuable upon conversion of debt (See "NOTE 3 - Debt" above)	3,165,800	2,870,739	2,678,280
Total shares not included in the computation of diluted losses per share	10,439,784	11,981,479	17,663,192

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Serchio resigned from the Board effective October 22, 2018, but maintains his role and the Company’s primary attorney. During the years ended August 31, 2018, 2017 and 2016, the Company recognized $257,983, $321,739 and $291,951 of fees for legal services billed by firms associated with Mr. Sierchio. At August 31, 2018, the Company had accrued payables owed to Satterlee totaling $30,000 which is included in accounts payable. Mr. Sierchio continues to serve as a director of the Company.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal receives compensation of $5,000 per month. In connection with the Consulting Agreement, Mr. Bhogal received $60,000 per year in each of 2018, 2017 and 2016.

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor agreed to extend the maturity date to December 31, 2019. Pursuant to the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement, the rate of interest increased to 10.5% and the following warrants, held by the Investor, had their maturity date extended to December 31, 2022: a) Series M Warrant to purchase 246,000 shares; b) Series N Warrant to purchase 767,000 shares; c) Series P Warrant to purchase 213,500 shares; d) Series R Warrant to purchase 468,750; and e) Series S-A Warrant to purchase 300,000 shares. As a result of extending the expiration date of the above warrants to December 31, 2022, the Company recognized an additional debt discount to the 2013 Note of $1,074,265 as of November 3, 2017. For additional information related to our warrants, please see “NOTE 5 – Common Stock and Warrants”. For additional information related to our debt, please see “NOTE 3 – Debt”.

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

NOTE 9 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law.. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017 and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduces other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduces an international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations will be subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. The Company does not expect that this change will have an impact on the Company as it has not earned taxable income in the past and it has significant NOL carryforwards. As a result of the Tax Act, deferred tax assets decreased by approximately $4,074,000, with an offsetting decrease to the valuation allowance with no effect on the Statement of Operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$4,955,211	$7,120,032	$5,995,528
Capitalized research and development	992,354	1,431,748	1,285,254
Depreciation	(6,314)	(7,137)	(82)
Stock based compensation	1,151,958	1,168,629	1,207,988
Foreign affiliate interest expense	283,307	296,315	190,173
Research and development credit carry forward	520,665	438,298	369,117
Total deferred tax assets	7,897,181	10,447,885	9,047,979
Less: valuation allowance	(7,897,181)	(10,447,885)	(9,047,979)
Net deferred tax asset	$-	$-	$-

The net decrease in the valuation allowance for deferred tax assets was $2,550,704 during the year ended August 31, 2018 compared to an increase of $1,399,906 and $1,342,978 for the years ended August 31, 2017 and 2016, respectively. During the year ended August 31, 2018, the decrease in the valuation allowance was primarily due to the change in the corporate tax rate from 34% to 21%. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2018 available to offset future federal taxable income, if any, of $23,596,242. Accordingly, there is no tax expense for the years ended August 31, 2018, 2017 and 2016. In addition, the Company has research and development tax credit carry forwards of $520,665 at August 31, 2018, which are available to offset federal income taxes.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2018, 2017 and 2016.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2018 and 34% for the years ended August 31, 2017 and 2016:

	2018	2017	2016
Income tax benefit at statutory rate	$1,737,285	$1,820,165	$1,576,686
Permanent differences	(296,092)	(490,980)	(297,211)
Change in federal statutory rate	(4,074,264)	-	-
Research and development credit	82,367	70,721	63,323
Change in valuation allowance	2,550,704	(1,399,906)	(1,342,798)
	$-	$-	$-

The fiscal years 2016 through 2018 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2018 and 2017 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 10 – Quarterly Financial Data (Unaudited)

The following is the quarterly financial data for the years ended August 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$-	$-	$-	$-	$-
Net loss	(2,699,153)	(1,489,463)	(1,444,896)	(1,221,035)	(6,854,547)
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.04)	$(0.03)	$(0.19)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$-	$-	$-	$-	$-
Net loss	(1,722,529)	(1,286,271)	(1,202,337)	(1,142,288)	(5,353,425)
Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.04)	$(0.03)	$(0.17)

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2018 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On November 26, 2018, the Company completed a self-directed offering (the “November 2018 Private Placement”) to accredited investors of 16,666,667 units of the Company’s equity securities (each a “Unit” and collectively, the “Units”) at a price of $1.50 per Unit with each Unit comprised of (a) one share of common stock; and (b) one warrant to purchase one share of common stock at a price, subject to certain adjustments, of $1.70 per share for a period of seven (7) years (the “Series T Warrant”). The unit price was based on a 15% discount to the average of the 20-day closing price (last day being Monday, November 12, 2018) of the Company’s common stock as reported on the OTCQB. Pursuant to the November 2018 Private Placement, the Company issued 13,200,000 Units in exchange for cash of $19,800,000 and 3,466,667 Units for the conversion of a) $4,401,434 of the principal and unpaid interest owed under the 2013 Note; and b) $798,566 of the principal and unpaid interest owed under the March 2015 Loan. The interest payable remaining under the 2013 Note and March 2015 Loan totals $52,182. The Company agreed to repay the remaining interest from proceeds received from the November 2018 Private Placement. Of the 13,200,000 Units issued in exchange for cash, Kalen Capital Corporation purchased 13,100,000 Units.

