Form 10-Q
period 2018-11-30
SolarWindow Technologies, Inc.
filed 2019-01-09
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,959,323 shares of common stock, par value $0.001, were outstanding on January 8, 2019.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30,	August 31,
	2018	2018
ASSETS
Current assets
Cash	$19,961,808	$696,826
Deferred research and development costs	186,201	133,975
Prepaid expenses and other current assets	39,749	58,819
Total current assets	20,187,758	889,620

Equipment, net of accumulated depreciation of $54,497 and $50,509, respectively	47,481	39,614
Total assets	$20,235,239	$929,234

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$108,646	$93,616
Interest payable to related party	52,182	-
Total current liabilities	160,828	93,616

Bridge note payable to related party	-	600,000
Convertible promissory note payable to related party, net of discount of $663,918	-	2,336,082
Interest payable to related party	-	1,523,943
Total long term liabilities	-	4,460,025
Total liabilities	160,828	4,553,641

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 and 36,292,656 shares issued and outstanding at November 30, 2018 and August 31, 2018, respectively	52,959	36,293
Additional paid-in capital	67,592,667	42,223,599
Retained deficit	(47,571,215)	(45,884,299)
Total stockholders' equity (deficit)	20,074,411	(3,624,407)
Total liabilities and stockholders' equity (deficit)	$20,235,239	$929,234

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended November 30,
	2018	2017

Revenue	$-	$-

Operating expenses
Selling, general and administrative	506,847	1,841,227
Research and product development	387,912	418,763
Total operating expenses	894,759	2,259,990

Loss from operations	(894,759)	(2,259,990)

Other expense
Interest expense	(128,239)	(94,016)
Accretion of debt discount	(663,918)	(345,147)
Total other expense	(792,157)	(439,163)

Net loss	$(1,686,916)	$(2,699,153)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	52,887,931	35,373,077

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

THREE MONTHS ENDED NOVEMBER 30, 2018

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)

November 2018 Private Placement units issued	13,200,000	13,200	19,786,800	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534		5,200,000
Stock based compensation due to common stock purchase options	-	-	385,734	-	385,734
Net loss for three months ended November 30, 2018	-	-	-	(1,686,916)	(1,686,916)
Balance, November 30, 2018	52,959,323	$52,959	$67,592,667	$(47,571,215)	$20,074,411

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended November 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,686,916)	$(2,699,153)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	3,988	3,837
Stock based compensation expense	385,734	1,536,973
Accretion of debt discount	663,918	345,147
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(52,226)	(1,134)
Decrease (increase) in prepaid expenses and other current assets	19,070	(31,782)
Increase in accounts payable and accrued expenses	15,030	80,111
Increase in interest payable	128,239	94,016
Net cash flows used in operating activities	(523,163)	(671,985)

Cash flows used in investing activity
Purchase of equipment	(11,855)	-
Net cash flows used in investing activity	(11,855)	-

Cash flows from financing activities
Proceeds from the issuance of equity securities	19,800,000	2,803,176
Net cash flows from financing activities	19,800,000	2,803,176

Change in cash	19,264,982	2,131,191

Cash at beginning of period	696,826	670,853

Cash at end of period	$19,961,808	$2,802,044

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrants issued and/or modified	$-	$1,074,265
Common stock issued for conversion of notes and interest payable	$5,200,000	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization and Going Concern

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of November 30, 2018, and for the three months ended November 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2018, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. to align the company name with its brand identity, SolarWindow™. Products derived from the Company’s SolarWindow™ technology are intended to harvest light energy from the sun and artificial sources and generate electricity from a transparent coating of organic photovoltaic (“OPV”) solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. The Company’s ticker symbol changed to WNDW.

Until the fourth quarter of the 2015 fiscal year, the Company was developing two sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™.

The Company’s SolarWindow™ technology harvests light energy from the sun and artificial sources to generate electricity from a transparent coating of organic photovoltaic solar cells applied to glass or plastics, creating a “photovoltaic” effect. Photovoltaics are best known as “solar panels” providing a method to generate electricity using solar cells to convert energy from the sun into a flow of electrons. Conventional PV power is generated by solar modules composed of interconnected mono- or poly-crystalline cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with a very thin layer of specially developed compounds that allow our SolarWindow™ technology to remain see-through or “transparent,” while generating electricity when exposed to either sun or artificial light. SolarWindow™ coatings are capable of generating electricity when exposed to direct, diffused, filtered, low, or reflected natural or artificial light.

Going Concern

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest. As of November 30, 2018, the Company had approximately $19,962,000 of cash on hand and current liabilities of $160,827. The Company believes that, as a result of the recent financing, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

Kinetic Energy Corporation was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC.

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

Equipment

Fixed assets are carried at cost, less accumulated depreciation. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected for the period.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a free-standing equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have a material accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2017-11 at the beginning of the current fiscal year with no impact on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted ASU 2017-09 at the beginning of the current fiscal year with no impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU No. 2016-02 at the beginning of the current fiscal year with no impact on its Consolidated Financial Statements.

The Company reviews new accounting pronouncements as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

NOTE 3 - Debt

As of August 31, 2018, the Company had the following outstanding debt balances which were converted to Units (defined below) during the three months ended November 30, 2018:

	Issue	Maturity		Debt		Interest
	Date	Date	Principal	Discount	Balance	Payable
As of August 31, 2018:
March 2015 Loan as amended	3/4/2015	12/31/2019	$600,000	$-	$600,000	$186,797
2013 Note as amended	10/7/2013	12/31/2019	3,000,000	(663,918)	2,336,082	1,337,146
			$3,600,000	$(663,918)	$2,936,082	$1,523,943

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

On November 3, 2017, the Company entered into the Third Amendment related to the March 2015 Loan pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5%. On November 26, 2018, $798,566 of the March 2015 Loan was converted in exchange for 532,377 Units pursuant to the November 2018 Private Placement except for $7,922 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement, See “Note 4 – Private Placements” for additional information.

During the three months ended November 30, 2018 and 2017, the Company recognized $19,691 and $14,436, respectively, of interest expense.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. On November 26, 2018, $4,401,434 of the 2013 Note was converted in exchange for 2,934,290 Units pursuant to the November 2018 Private Placement except for $44,260 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement, See “Note 4 – Private Placements” for additional information.

On November 3, 2017, the Company entered into the Third Amendment related to the 2013 Note pursuant to which the Company and the Investor amended the 2013 Note to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5% and all outstanding warrants held by the Investor had their maturity date extended to December 31, 2022, resulting in an additional debt discount of $1,074,265 as of November 3, 2017. The modification did not result in a gain or loss due to the related party nature of the transaction.

During the three months ended November 30, 2018 and 2017, the Company recognized $108,547 and $79,580, respectively, of interest expense. During the three months ended November 30, 2018 and 2017, the Company recognized $663,918 and $345,147, respectively, of debt discount accretion. The full $663,918 of the remaining debt discount balance related to warrant expiration date extensions was amortized in total due to the conversion of the notes as described above.

NOTE 4 – Private Placements

November 2018 Private Placement

On November 26, 2018, the Company completed a self-directed offering (the “November 2018 Private Placement”) to accredited investors of 16,666,667 units of the Company’s equity securities (each a “Unit” and collectively, the “Units”) at a price of $1.50 per Unit with each Unit comprised of (a) one share of unregistered common stock; and (b) one warrant to purchase one share of common stock at a price, subject to certain adjustments, of $1.70 per share for a period of seven (7) years (the “Series T Warrant”). The Unit price represents an approximately 20% discount to the closing price of the Company's common stock on October 29, 2018, the date the Investor and the Board agreed to enter into a significant financing arrangement. Pursuant to the November 2018 Private Placement, the Company issued 13,200,000 Units in exchange for cash of $19,800,000 and 3,466,667 Units for the conversion of $5,200,000 of the principal and unpaid interest owed under the 2013 Note and the March 2015 Loan. The interest payable remaining under the notes totals $52,182, which the Company agreed to repay from proceeds received under the November 2018 Private Placement. Of the 13,200,000 Units issued in exchange for cash, Kalen Capital Corporation purchased 13,100,000 Units.

The Series T Warrants were accounted for pursuant to ASC 470-20-25-2. The relative fair value of the common stock was estimated to be $13,687,151. The relative fair value of the Series T Warrants was estimated to be $11,312,849 as determined based on the relative fair value allocation of the proceeds received. The Series T Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $2.94 per share; estimated volatility – 85.85%; 7-year risk free interest rate – 2.97%; expected dividend rate - 0% and expected life - 7 years.

NOTE 5 – Common Stock and Warrants

Common Stock

At November 30, 2018, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 2,570,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 6 - Stock Options”).

During the three months ended November 30, 2018, the Company completed the November 2018 Private Placement of 16,666,667 units at a price of $1.50 per unit. Each unit consisted of one share of common stock and one Series T Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $1.70 per share for a period of seven (7) years (See “NOTE 3 – Private Placements”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2018 and August 31, 2018 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	November 30,	August 31,	Exercise	Date of
Description	2018	2018	Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	-		November 26, 2018	November 26, 2025
Total	19,483,517	2,816,850

NOTE 6 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 2,570,085 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to the cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through August 31, 2018. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

A summary of the Company’s stock option activity for the three months ended November 30, 2018 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Forfeitures and cancellations	(20,000)	4.87
Outstanding at November 30, 2018	1,271,334	5.23	8.83 years	6,875
Exercisable at November 30, 2018	484,334	5.08	8.45 years	5,575

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2018. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.59 on November 30, 2018 and only 42,500 outstanding options have an exercise price below $3.59 per share, as of November 30, 2018, there is $6,875 of intrinsic value to the Company’s outstanding, in-the-money stock options.

Three Months Ended November 30, 2018

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of said options in the amount of $58,367.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three months ended November 30, 2018 and 2017:

	Three Months Ended
	November 30,
	2018	2017
Stock Compensation Expense:
SG&A	$135,442	$399,477
R&D	250,292	114,797
Total	$385,734	$514,274

As of November 30, 2018, the Company had $4,381,115 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.25 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

3.28	7,500	7.96	3.28	7,500	7.96	3.28
3.46	35,000	7.10	3.46	25,000	7.10	3.46
4.87	187,500	8.98	4.87	187,500	8.98	4.87
5.35	1,008,000	9.09	5.35	231,000	9.09	5.35
5.94	33,334	2.07	5.94	33,334	2.07	5.94
Total	1,271,334	8.83	5.23	484,334	8.45	5.08

NOTE 7 - Net Loss Per Share

During the three months ended November 30, 2018 and 2017, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2018 and 2017:

	Three Months Ended November 30,
	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,686,916)	$(2,699,153)
Denominator:
Weighted average number of common shares outstanding	52,887,931	35,373,077
Basic and diluted EPS	$(0.03)	$(0.08)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,271,334	2,207,501
Warrants	19,483,517	3,381,100
Convertible debt	-	2,928,826
Warrants issuable upon conversion of debt (See "NOTE 3 - Debt" above)	-	2,928,826
Total shares not included in the computation of diluted losses per share	20,754,851	11,446,253

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Sierchio resigned from the Board effective October 22, 2018, but maintains his role and the Company’s primary attorney. During the three months ended November 30, 2018 and 2017, the Company recognized $25,000 and $74,067 of fees for legal services billed by firms associated with Mr. Sierchio. At November 30, 2018, the Company had accrued payables owing to Satterlee totaling $35,000 which is included in accounts payable and accrued expenses on the face of our balance sheet.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014 as amended on November 11, 2016. Pursuant to the Consulting Agreement, Mr. Bhogal received compensation of $5,000 per month. In connection with the Consulting Agreement, Mr. Bhogal received $15,000 during the three months ended November 30, 2018 and 2017.

On November 26, 2018, the Company completed the November 2018 Private Placement to accredited investors of 16,666,667 Units of the Company’s equity securities at a price of $1.50 per Unit with each Unit comprised of (a) one share of common stock; and (b) one Series T Warrant to purchase one share of common stock at a price of $1.70 per share for a period of seven (7) years. The Investor participated in the November 2018 Private Placement by purchasing 13,100,000 Units in exchange for cash of $19,650,000 and converting $5,200,000 owing under the March 2015 Loan and 2013 Note into 3,466,667 Units.

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

NOTE 9 – Subsequent Events

Management has reviewed material events subsequent to the period ended November 30, 2018 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

There are no material events subsequent to the period ended November 30, 2018 and through to the date of filing of this 10-Q.

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

A brief list of some of our important milestones includes:

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA is being carried out with the DOE by SolarWindow, ANL, and NREL.

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	our SolarWindow™ transparent electricity-generating glass modules were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed over sixty (60) U. S. and international patent and thirty (30) trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™– Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

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

We also developed the capability to integrate transparent SolarWindow™ coatings on to (very thin) flexible glass. This presents new product opportunities for curved and non-flat surfaces in automotive, aircraft, and military applications.

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

On November 21, 2017, the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a new completion date of December 21, 2018. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of November 30, 2018, the Company made $186,201 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our consolidated balance sheets.

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

Results of Operations

Three Months Ended November 30, 2018 Compared with the Three Months Ended November 30, 2017

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2018 and 2017 follows:

	Three Months Ended November 30,		Increase /	Percentage
	2018	2017	(Decrease)	Change
Operating expense
Selling, general and administrative	$371,405	$419,050	$(47,645)	-11
Research and product development	137,620	303,966	(166,346)	-55
Stock compensation	385,734	1,536,974	(1,151,240)	-75
Total operating expense	$894,759	$2,259,990	$(1,365,231)	-60

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended November 30, 2018 compared to the three months ended November 30, 2017, SG&A costs decreased due primarily to a $77,000 reduction in investor communications related fees, $36,000 reduction in personnel costs offset by $50,000 increase in professional fees and $15,000 increase in other SG&A costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2018 compared to the three months ended November 30, 2017, R&PD costs decreased primarily as a result of a decrease in consulting, personnel and CRADA costs.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation expense decreased during the three months ended November 30, 2018 compared to the three months ended November 30, 2017 due to no stock or option grants occurring in 2018 compared to the 2017 grant of 255,000 options with vesting related expense of $493,057 and issuance of 210,000 shares of common stock to our directors valued at $1,022,700. The 2018 stock compensation expense includes $355,000 related to the January 1, 2018 option grant issued to our CEO on January 1, 2018.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2018 and 2017 follows:

	Three Months Ended November 30,
	2018	2017	Change
Other income (expense)
Interest expense	$(128,239)	$(94,016)	$34,223
Accretion of debt discount	(663,918)	(345,147)	(318,771)
Total other income (expense)	$(792,157)	$(439,163)	$(352,914)

“Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. Pursuant to the third amendment to both outstanding promissory notes, the maturity date was extended to December 31, 2019 and the interest rate increased from 7% to 10.5% resulting in an increase to the amount of interest expense recognized during the three months ended November 30, 2018. The increase in accretion is due to the recognition of all remaining debt discount related to the 2013 Note as a result of its conversion on November 26, 2018. See “NOTE 3 – Debt” and “NOTE 4 – Private Placements” to our Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of November 30, 2018, the Company had $19,961,808 of cash compared to $696,826 as of August 31, 2018. We have financed our operations primarily from the sale of equity and debt securities. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest.

Summary of Consolidated cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Three Months Ended November 30,		2018 compared to
	2017	2018	2017
Operating activities	$(523,163)	$(671,985)	$148,822
Investing activities	(11,855)		(11,855)
Financing activities	19,800,000	2,803,176	16,996,824
Net increase (decrease) in cash and cash equivalents	$19,264,982	$2,131,191	$17,133,791

Operating Activities

Net cash used in operating activities totaled $523,163 for the three months ended November 30, 2018 as compared to $671,985 for the three months ended November 30, 2017. The $148,822 increase in cash from operating activities was primarily the result of lower personnel and R&PD costs offset by higher professional fees.

Investing Activities

Net cash used in investing activities totaled $11,855 for the three months ended November 30, 2018 as compared to $0 for the three months ended November 30, 2017. The $11,855 was for the purchase of R&D equipment.

Financing Activities

Net cash provided by financing activities totaled $19,800,000 for the three months ended November 30, 2018, compared to $2,803,176 for the three months ended November 30, 2017. During the three months ended November 30, 2018, the Company received proceeds of $19,800,000 from the November 2018 Private Placement whereas during the three months ended November 30, 2017, the Company received proceeds of $248,000 from the exercise of 80,000 Series O Warrants and 2,555,176 from the September 29, 2017 private placement.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed by our Board. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements which discusses the significant accounting policies that we have adopted.

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

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to “Note 8 - Related Party Transactions” to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 9375 East Shea Blvd., Suite 107-B, Scottsdale, AZ 85260. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this Quarterly Report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in the Annual Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them. As a result, you should consider all of the relevant factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2018. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not sufficiently effective as of November 30, 2018 because of the following material weakness in our internal control over financial reporting:

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

The Company’s plan is to realign certain roles to provide better segregation of duties and implement stronger user access controls, perform more extensive reviews of critical estimates, journal entries and complex calculations. The Company has engaged the services of independent consultants to assist in addressing and reviewing its internal controls, including information technology general controls.

Changes in Internal Control Over Financial Reporting

On October 22, 2018, the Company hired a Chief Financial Officer. There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.2	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.1	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.2	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

___________

*	Filed herewith

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

SolarWindow Technologies, Inc.

Date: January 9, 2019	By:	/s/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

