Form 10-Q
period 2019-02-28
SolarWindow Technologies, Inc.
filed 2019-04-09
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,959,323 shares of common stock, par value $0.001, were outstanding on April 4, 2019.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2019

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$18,701,874	$696,826
Deferred research and development costs	268,566	133,975
Prepaid expenses and other current assets	198,014	58,819
Total current assets	19,168,454	889,620

Equipment, net of accumulated depreciation of $57,244 and $50,509, respectively	597,021	39,614
Total assets	$19,765,475	$929,234

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$110,492	$93,616
Interest payable to related party	52,182	-
Total current liabilities	162,674	93,616

Bridge note payable to related party	-	600,000
Convertible promissory note payable to related party, net of discount of $- and $663,918, respectively	-	2,336,082
Interest payable to related party	-	1,523,943
Total long term liabilities	-	4,460,025
Total liabilities	162,674	4,553,641

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 and 36,292,656 shares issued and outstanding at February 28, 2019 and August 31, 2018, respectively	52,959	36,293
Additional paid-in capital	67,947,894	42,223,599
Retained deficit	(48,398,052)	(45,884,299)
Total stockholders' equity (deficit)	19,602,801	(3,624,407)
Total liabilities and stockholders' equity (deficit)	$19,765,475	$929,234

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	436,219	615,467	943,067	2,456,693
Research and product development	472,597	523,532	860,509	942,295
Total operating expenses	908,816	1,138,999	1,803,576	3,398,988

Loss from operations	(908,816)	(1,138,999)	(1,803,576)	(3,398,988)

Other income (expense)
Interest income	81,980	-	81,980	-
Interest expense	-	(122,731)	(128,239)	(216,747)
Accretion of debt discount	-	(227,733)	(663,918)	(572,880)
Total other income (expense), net	81,980	(350,464)	(710,177)	(789,627)

Net loss	$(826,836)	$(1,489,463)	$(2,513,753)	$(4,188,615)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.04)	$(0.06)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	36,135,080	44,877,131	35,743,320

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019

			Additional		Total Stockholders'
	Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)

November 2018 Private Placement units issued for cash	13,200,000	13,200	19,786,800	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534	-	5,200,000
Stock based compensation due to common stock purchase options	-	-	740,961	-	740,961
Net loss for six months ended February 28, 2019	-	-	-	(2,513,753)	(2,513,753)
Balance, February 28, 2019 (Unaudited)	52,959,323	$52,959	$67,947,894	$(48,398,052)	$19,602,801

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended February 28,
	2019	2018
Cash flows from operating activities
Net loss	$(2,513,753)	$(4,188,615)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	8,443	7,817
Stock based compensation expense	740,961	1,897,154
Accretion of debt discount	663,918	572,880
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(134,591)	(10,625)
Decrease (increase) in prepaid expenses and other current assets	(139,195)	(52,496)
Increase (decrease) in accounts payable and accrued expenses	16,876	(81,888)
Increase (decrease) in interest payable	128,239	216,747
Net cash flows used in operating activities	(1,229,102)	(1,639,026)

Cash flows used in investing activity
Purchase of equipment	(565,850)	(2,581)
Net cash flows used in investing activity	(565,850)	(2,581)

Cash flows from financing activities
Proceeds from the issuance of equity securities	19,800,000	2,812,426
Net cash flows from financing activities	19,800,000	2,812,426

Change in cash and cash equivalents	18,005,048	1,170,819

Cash and cash equivalents at beginning of period	696,826	670,853

Cash and cash equivalents at end of period	$18,701,874	$1,841,672

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrants issued/modified	$-	$1,074,265
Common stock issued for conversion of note payable	$5,200,000	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The unaudited financial statements of SolarWindow Technologies, Inc. (the “Company”) as of February 28, 2019, and for the three and six months ended February 28, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2018, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest. As of February 28, 2019, the Company had $18,701,874 of cash on hand and current liabilities of $162,674. The Company believes that, as a result of the recent financing, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

Kinetic Energy Corporation (KEC) was incorporated on June 19, 2008, in the State of Nevada and holds the patents related to the Company’s MotionPower™ technology. The Company’s business activities related to the MotionPower™ technology are conducted through KEC.

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

Equipment

Fixed assets are carried at cost, less accumulated depreciation. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in that period.

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Computers	3 years
Equipment	5 years

During the six months ended February 28, 2019, the Company purchased $565,850 of equipment. During the three months ended February 28, 2019, the Company made a payment totaling $553,995 towards the purchase of manufacturing equipment with an estimated total cost of $1,846,650. That equipment is currently being manufactured to our particular specifications and will provide a significant increase in our ability to develop and showcase prototype products and components at or near “full size”.

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

Recent Accounting Standards

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

NOTE 3 - Debt

As of August 31, 2018, the Company had the following outstanding debt balances which were converted to Units (defined below) during the six months ended February 28, 2019:

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

During the three months ended February 28, 2019 and 2018, the Company recognized $0 and $18,846, respectively, of interest expense. During the six months ended February 28, 2019 and 2018, the Company recognized $19,691 and $33,282, respectively, of interest expense.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. If issued, the Warrant included in the Units would have been exercisable for a period of five years. As of February 28, 2018, if the investor had elected to convert the entirety of amounts owing under the 2013 Note, the Company would have been obligated to issue a warrant for the purchase of 3,004,655 shares of common stock. On November 26, 2018, $4,401,434 of the 2013 Note was further amended and converted in exchange for 2,934,290 Units pursuant to the November 2018 Private Placement except for $44,260 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement, See “Note 4 – Private Placements” for additional information.

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

During the three months ended February 28, 2019 and 2018, the Company recognized $0 and $103,885, respectively, of interest expense. Interest expense amounted to $108,548 and $183,465 during the six months ended February 28, 2019 and 2018, respectively. Accretion of the debt discount related to the 2013 Note as amended amounted to $0 and $227,733 during the three months ended February 28, 2019 and 2018, respectively and $663,918 and $572,880 during the six months ended February 28, 2019 and 2018, respectively.The full $663,918 of the remaining debt discount balance related to warrant expiration date extensions was amortized in total due to the conversion of the notes as described above.

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

NOTE 5 – Common Stock and Warrants

Common Stock

At February 28, 2019, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 2,570,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 6 - Stock Options”).

During the six months ended February 28, 2019, the Company completed the November 2018 Private Placement of 16,666,667 units at a price of $1.50 per unit. Each unit consisted of one share of common stock and one Series T Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $1.70 per share for a period of seven (7) years (See “NOTE 4 – Private Placements”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2019 and August 31, 2018 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	February 28,	August 31,	Exercise	Date of
Description	2019	2018	Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	-	$1.70	November 26, 2018	November 26, 2025
Total	19,483,517	2,816,850

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

A summary of the Company’s stock option activity for the three and six months ended February 28, 2019 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Forfeitures and cancellations	(20,000)	4.87
Outstanding at February 28, 2019	1,271,334	5.23	8.58 years	-
Exercisable at February 28, 2019	557,334	5.08	8.25 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2019. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.25 on February 28, 2019 and no outstanding options have an exercise price below $2.25 per share, as of February 28, 2019, there is no intrinsic value to the Company’s outstanding stock options.

Three and six months Ended February 28, 2019

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of these options in the amount of $58,367.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and six months ended February 28, 2019 and 2018:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Stock Compensation Expense:
SG&A	$118,409	$181,201	$253,852	$580,676
R&D	236,817	178,980	487,109	293,778
Total	$355,226	$360,181	$740,961	$874,454

As of February 28, 2019, the Company had $4,025,889 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.0 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

3.28	7,500	7.72	3.28	7,500	7.72	3.28
3.46	35,000	6.85	3.46	25,000	6.85	3.46
4.87	187,500	8.73	4.87	187,500	8.73	4.87
5.35	1,008,000	8.85	5.35	294,000	8.85	5.35
5.94	33,334	1.82	5.94	33,334	1.82	5.94
Total	1,271,334	8.58	5.23	557,334	8.25	5.08

NOTE 7 - Net Loss Per Share

During the three and six months ended February 28, 2019 and 2018, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2019 and 2018:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(826,836)	$(1,489,463)	$(2,513,753)	$(4,188,615)
Denominator:
Weighted average number of common shares outstanding	52,959,323	36,135,080	44,877,131	35,743,320
Basic and diluted EPS	$(0.02)	$(0.04)	$(0.06)	$(0.12)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,271,334	2,811,334	1,271,334	2,811,334
Warrants	19,483,517	2,909,850	19,483,517	2,909,850
Convertible debt	-	3,004,655	-	3,004,655
Warrants issuable upon conversion of debt (See "NOTE 3 - Debt" above)	-	3,004,655	-	3,004,655
Total shares not included in the computation of diluted losses per share	20,754,851	11,730,494	20,754,851	11,730,494

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Sierchio resigned from the Board effective October 22, 2018, but maintains his role and the Company’s primary attorney. Fees billed by Satterlee during the three months ended February 28, 2019 and 2018, totaled $27,699 and $71,767, respectively, and $52,699 and $145,834 during the six months ended February 28, 2019 and 2018. At February 28, 2019, the Company had accrued payables owing to Satterlee totaling $15,000 which is included in accounts payable and accrued expenses on the consolidated balance sheets.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and on December 1, 2018 (Amendment No. 2). Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal receives compensation of $18,750 per month. During the three months ended February 28, 2019 and 2018, the Company recognized $56,250 and $15,000 of expense in connection with the Consulting Agreement. During the six months ended February 28, 2019 and 2018, the Company recognized $71,250 and $30,000 of expense in connection with the Consulting Agreement.

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

NOTE 9 – Subsequent Events

Management has reviewed material events subsequent to the period ended February 28, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

There are no material events subsequent to the period ended February 28, 2019 and through to the date of filing of this 10-Q.

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

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”); and the award of the Company’s first-ever advanced materials manufacturing Cooperative Research and Development Agreement (CRADA) from the U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO). The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semi-transparent organic photovoltaic (OPV) modules compatible with high process speeds for many different advanced material manufacturing systems.

On August 2, 2017, we entered into a Process Integration and Production Agreement with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies; and

2.	integrate SolarWindow™ process technologies into the Triview manufacturing process, to fabricate specific transparent electricity-generating SolarWindow™ Products.

The Company has validated our SolarWindow™ coatings under rigorous autoclave testing for window glass lamination at Triview. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure in the autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with (the commonly-used) autoclave production equipment.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our milestones includes:

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL;

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	our SolarWindow™ transparent electricity-generating glass modules were successfully processed under rigorous conditions in an autoclave system used for window glass lamination at a commercial window fabricator;

•	We have successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	We have expanded product development range/activities and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed over sixty (60) U. S. and international patent and thirty (30) trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history; and

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™.

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

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

Our product development efforts have produced early working prototypes for these applications, which we are sharing with potential commercialization partners, who will work along-side us to ascertain whether the SolarWindowTM technology can form the basis for a commercially viable technology or product and to help determine which products will be first to market.

We plan to market any SolarWindow™ Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators, such as Triview, to advance the technical development and subsequent commercialization of our SolarWindow™ products. We are actively seeking additional technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization. Other than out agreement with Triview, we have not yet entered into any other such arrangements for these services.

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

Process Integration and Production Agreement with TriView Glass Industries

On August 2, 2017, we entered into the PIPA Agreement with Triview. Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

•	establish commercial scale manufacturing methodologies and processes to fabricate products based on WNDW technologies; and
•	integrate SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

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

On December 28, 2015, we entered into a modification of the CRADA (the “Modification”) to the NREL CRADA with Alliance for Sustainable Energy, previously entered into between us and NREL. The purpose of the Modification was to extend the date pursuant to which NREL’s researchers work towards specific product development goals.

On November 21, 2017, the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. On November 8, 2018, we entered into an extension of the NCTE which extended the completion date to December 31, 2019. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of February 28, 2019, the Company made $268,566 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our consolidated balance sheets.

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

Results of Operations

Three and six months ended February 28, 2019 compared with the three and six months ended February 28, 2018

Operating Expenses

A summary of our operating expense for the three and six months ended February 28, 2019 and 2018 follows:

	Three Months Ended February 28,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expense
Selling, general and administrative	$317,810	$434,266	$(116,456)	-27
Research and product development	235,780	344,552	(108,772)	-32
Stock compensation	355,226	360,181	(4,955)	-1
Total operating expense	$908,816	$1,138,999	$(230,183)	-20

	Six Months Ended February 28,		Increase /
	2019	2018	(Decrease)	% Change
Operating expense
Selling, general and administrative	$689,215	$853,317	$(164,102)	-19
Research and product development	373,400	648,517	(275,117)	-42
Stock compensation	740,961	1,897,154	(1,156,193)	-61
Total operating expense	$1,803,576	$3,398,988	$(1,595,412)	-47

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended February 28, 2019 compared to the three months ended February 28, 2018, SG&A costs decreased due primarily to an approximate $120,000 reduction in investor communications related fees. During the six months ended February 28, 2019 compared to the six months ended February 28, 2018, SG&A costs decreased due primarily to an approximately $190,000 reduction in investor communications related fees offset by an approximately $55,000 increase in professional fees.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three and six months ended February 28, 2019 compared to the three and six months ended February 28, 2018, R&PD costs decreased primarily as a result of a decrease in consulting, personnel and CRADA costs.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation expense was flat during the three months ended February 28, 2019 compared to the three months ended February 28, 2018. Stock compensation expense decreased during the six months ended February 28, 2019 compared to the six months ended February 28, 2018 due to no stock or option grants occurring in 2018 compared to the 2017 grant of 255,000 options with vesting related expense of $493,057 and issuance of 210,000 shares of common stock to our directors valued at $1,022,700.

Other Income (Expense)

A summary of our other income (expense) for the three and six months ended February 28, 2019 and 2018 follows:

	Three Months Ended February 28,		Increase /
	2019	2018	(Decrease)
Other income (expense)
Interest income	$81,980	$-	$81,890
Interest expense	-	(122,731)	(122,731)
Accretion of debt discount	-	(227,733)	(227,733)
Total other income (expense)	$81,980	$(350,464)

	Six Months Ended February 28,		Increase /
	2019	2018	(Decrease)
Other income (expense)
Interest income	$81,980	$-	$81,980
Interest expense	(128,239)	(216,747)	(88,508)
Accretion of debt discount	(663,918)	(572,880)	91,038
Total other income (expense)	$(710,177)	$(789,627)

“Interest income” relates to the interest earned on our cash. “Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained in our notes. On November 26, 2018, the investor converted all outstanding debt resulting in the elimination of further interest expense and an increase in accretion due to the recognition of all remaining debt discount related to the 2013 Note. See “NOTE 3 – Debt” and “NOTE 4 – Private Placements” to our Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of February 28, 2019, the Company had $18,701,874 of cash compared to $696,826 as of August 31, 2018. We have financed our operations primarily from the sale of equity and debt securities. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest.

Summary of Consolidated cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Six Months Ended February 28,		2019 compared to
	2019	2018	2018
Operating activities	$(1,229,102)	$(1,639,026)	$409,924
Investing activities	(565,850)	(2,581)	(563,269)
Financing activities	19,800,000	2,812,426	16,987,574
Net increase (decrease) in cash and cash equivalents	$18,005,048	$1,170,819	$16,834,229

Operating Activities

Net cash used in operating activities totaled $1,229,102 for the six months ended February 28, 2019 as compared to $1,639,026 for the six months ended February 28, 2018. The $409,924 decrease in cash used in operating activities was primarily the result of lower R&PD costs and investor communications related fees offset by an increase in professional fees.

Investing Activities

Net cash used in investing activities totaled $565,850 for the six months ended February 28, 2019 as compared to $2,581 for the six months ended February 28, 2018. During the six months ended February 28, 2019, the Company purchased $565,850 of equipment, including a payment of $553,995 towards the purchase of manufacturing equipment with an estimated total cost of $1,846,650. That equipment is currently being fabricated to meet our process and product fabrication standards and requirements.

Financing Activities

Net cash provided by financing activities totaled $19,800,000 for the six months ended February 28, 2019, compared to $2,812,426 for the six months ended February 28, 2018. During the six months ended February 28, 2019, the Company received proceeds of $19,800,000 from the November 2018 Private Placement whereas during the six months ended February 28, 2018, the Company received proceeds of $257,250 from the exercise of 80,000 Series O Warrants and 2,555,176 from the September 29, 2017 private placement.

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

New Accounting Standards

For a discussion of our New Accounting Standards, refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of February 28, 2019 because of the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

The Company began implementing internal controls during our fiscal year ended August 31, 2018 and continues to take actions to remediate the material weaknesses in our internal controls over financial reporting, including implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. The Company’s internal control implementation and remediation efforts include the following:

•	On June 6, 2018, we engaged the services of a risk and compliance consulting firm to assist in our evaluation and implementation of internal controls and remediation of identified control deficiencies.
•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO in a effort to provide Sr. financial oversight and increased segregation of duties.
•	Performing more extensive reviews of critical estimates, journal entries, complex calculations and the financial close and reporting process.
•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls.

To the extent reasonably possible, we will utilize the services of a risk and compliance consulting firm to assist us in our remediation plan and we will utilize internal resources to implement additional internal controls as deemed necessary. We have and will continue to take the necessary steps to implement additional review and approval procedures as applicable to strengthen our controls over the financial reporting and disclosure process. In addition, we continue to create and implement new information technology policies and procedures related to controls over information technology operations and security. To the extent necessary, we may hire additional staff or reassign duties of existing staff in connection with our remediation efforts.

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

SolarWindow Technologies, Inc.

Date: April 9, 2019	By:	/s/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

