Form 10-Q
period 2019-05-31
SolarWindow Technologies, Inc.
filed 2019-07-09
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).

Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	WNDW	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,959,323 shares of common stock, par value $0.001, were outstanding on July 8, 2019.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2019	August 31, 2018
ASSETS	(Unaudited)
Current assets
Cash	$17,990,279	$696,826
Deferred research and development costs	457,410	133,975
Prepaid expenses and other current assets	86,627	58,819
Total current assets	18,534,316	889,620

Operating lease right-of-use asset	71,296	-
Equipment, net of accumulated depreciation of $62,453 and $50,509, respectively	622,613	39,614
Security deposit	2,200	-
Total assets	$19,230,425	$929,234

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$84,373	$93,616
Related party payables	51,868	-
Interest payable to related party	52,182	-
Current maturities of operating lease	22,834	-
Total current liabilities	211,257	93,616

Non-current operating lease	48,484	-
Bridge note payable to related party	-	600,000
Convertible promissory note payable to related party, net of discount of $663,918	-	2,336,082
Interest payable to related party	-	1,523,943
Total long term liabilities	48,484	4,460,025
Total liabilities	259,741	4,553,641

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 and 36,292,656 shares issued and outstanding at May 31, 2019 and August 31, 2018, respectively	52,959	36,293
Additional paid-in capital	68,303,119	42,223,599
Retained deficit	(49,385,394)	(45,884,299)
Total stockholders' equity (deficit)	18,970,684	(3,624,407)
Total liabilities and stockholders' equity (deficit)	$19,230,425	$929,234

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31		Nine Months Ended May 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	511,296	601,782	1,454,363	3,058,476
Research and product development	594,157	588,986	1,454,666	1,531,280
Total operating expenses	1,105,453	1,190,768	2,909,029	4,589,756

Loss from operations	(1,105,453)	(1,190,768)	(2,909,029)	(4,589,756)

Other income (expense)
Interest income	118,111	-	200,091	-
Interest expense	-	(128,706)	(128,239)	(345,453)
Accretion of debt discount	-	(125,422)	(663,918)	(698,302)
Total other income (expense)	118,111	(254,128)	(592,066)	(1,043,755)

Net loss	$(987,342)	$(1,444,896)	$(3,501,095)	$(5,633,511)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	36,270,592	47,616,857	35,924,340

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2019

	Common Stock		Additional Paid-	Retained	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)

November 2018 Private Placement units issued for cash	13,200,000	13,200	19,786,800	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534	-	5,200,000
Stock based compensation due to common stock purchase options	-	-	1,096,186	-	1,096,186
Net loss for nine months ended May 31, 2019	-	-	-	(3,501,095)	(3,501,095)
Balance, May 31, 2019 (Unaudited)	52,959,323	$52,959	$68,303,119	$(49,385,394)	$18,970,684

FOR THE NINE MONTHS ENDED MAY 31, 2018

	Common Stock		Additional Paid-	Retained	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance, August 31, 2017	34,329,691	$34,330	$35,363,946	$(39,029,752)	$(3,631,476)

September 2017 Private Placement units issued	821,600	822	2,554,354	-	2,555,176
Stock based compensation related to stock issuances	210,000	210	1,022,490	-	1,022,700
Exercise of warrants for cash	119,500	120	394,030	-	394,150
Exercise of warrants on a cashless basis	665,703	665	(665)	-	-
Exercise of stock options on a cashless basis	146,162	146	(146)	-	-
Stock based compensation due to common stock purchase options	-	-	1,341,678	-	1,341,678
Discount on convertible promissory note due warrant modifications	-	-	1,074,265	-	1,074,265
Net loss for the Nine months ended May 31, 2018	-	-	-	(5,633,511)	(5,633,511)
Balance, May 31, 2018 (Unaudited)	36,292,656	$36,293	$41,749,952	$(44,663,263)	$(2,877,018)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,501,095)	$(5,633,511)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	13,652	11,869
Stock based compensation expense	1,096,186	2,364,378
Non cash lease expense	22	-
Security deposit	(2,200)
Accretion of debt discount	663,918	698,302
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(323,435)	(42,935)
Decrease (increase) in prepaid expenses and other assets	(27,808)	(28,066)
Increase (decrease) in accounts payable and accrued expenses	(9,243)	(141,501)
Increase (decrease) in related party payable	51,868	-
Increase (decrease) in interest payable	128,239	345,453
Net cash flows used in operating activities	(1,909,896)	(2,426,011)

Cash flows used in investing activity
Purchase of equipment	(596,651)	(2,581)
Net cash flows used in investing activity	(596,651)	(2,581)

Cash flows from financing activities
Proceeds from the issuance of equity securities	19,800,000	2,949,326
Net cash flows from financing activities	19,800,000	2,949,326

Change in cash and cash equivalents	17,293,453	520,734

Cash and cash equivalents at beginning of period	696,826	670,853

Cash and cash equivalents at end of period	$17,990,279	$1,191,587

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrants issued and/or modified	$-	$1,074,265
Common stock issued for conversion of note payable	$5,200,000	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. (the “Company”) as of May 31, 2019, and for the three and nine months ended May 31, 2019 and 2018, include the accounts of the Company and its wholly-owned and controlled subsidiaries, Kinetic Energy Corporation (“KEC”), and New Energy Solar Corporation (“New Energy Solar”) and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of May 31, 2019, results of operations for the three and nine months ended May 31, 2019 and 2018, and stockholders equity and cash flows for the nine months ended May 31, 2019 and 2018. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, the Company amended its Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, the Company amended its Articles of Incorporation to change its name to SolarWindow Technologies, Inc. to align the company name with its brand identity, SolarWindow™. Products derived from the Company’s SolarWindow™ technology harvest light energy from the sun and from artificial light sources, by generating electricity from a transparent coating of organic photovoltaic (“OPV”) solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. The Company’s ticker symbol changed to WNDW.

Until the fourth quarter of the 2015 fiscal year, the Company was developing two sustainable electricity generating systems. These novel technologies are branded as SolarWindow™ and MotionPower™. On March 2, 2015, the Company announced its exclusive focus on SolarWindow™.

The Company’s SolarWindow™ technology harvests light energy from the sun and artificial sources to generate electricity from a transparent coating of organic photovoltaic solar cells applied to glass or plastics, creating a “photovoltaic” effect. Photovoltaics are best known as “solar panels” providing a method to generate electricity using solar cells to convert energy from the sun into a flow of electrons. Conventional PV power is generated by solar modules composed of interconnected mono- or poly-crystalline cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., not see-through) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with a very thin layer of specially developed compounds that allow SolarWindow™ technology to remain see-through or “transparent,” while generating electricity when exposed to either sun or artificial light. SolarWindow™ coatings are capable of generating electricity when exposed to direct, diffused, filtered, low, or reflected natural or artificial light. The company filed a patent application related to these specially developed compounds.

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest. As of May 31, 2019, the Company had $17,990,279 of cash on hand and current liabilities of $211,257. The Company believes that, as a result of the recent financing, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives (in years)
Computers	3
Equipment	5

During the nine months ended May 31, 2019, the Company purchased $596,651 of equipment, including an initial payment totaling $553,995 towards the purchase of manufacturing equipment with an estimated total cost of $1,846,650. That equipment is currently being manufactured to our particular specifications and will provide a significant increase in our ability to develop and showcase prototype products and components at or near “full size”. Subsequent to May 31, 2019, as of the date of this report, the Company is obligated to the manufacturer for 40% of the cost of the equipment, or $738,660 which we anticipate remitting in July 2019. The remaining $553,995 is expected to be paid upon completion of the equipment sometime in October or November of 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU No. 2016-02 at the beginning of the current fiscal year. The adoption of the standard did not impact the Company’s consolidated net earnings and had no impact on cash flows. As of May 1, 2019, the Company entered into an operating lease for office space. See NOTE 9 – Lease, for additional information.

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

NOTE 3 - Debt

As of August 31, 2018, the Company had the following outstanding debt balances which were converted to Units (defined below) during the nine months ended May 31, 2019:

	Issue Date	Maturity Date	Principal	Debt Discount	Balance	Interest Payable
As of August 31, 2018:
March 2015 Loan as amended	3/4/2015	12/31/2019	$600,000	$-	$600,000	$186,797
2013 Note as amended	10/7/2013	12/31/2019	3,000,000	(663,918)	2,336,082	1,337,146
			$3,600,000	$(663,918)	$2,936,082	$1,523,943

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

During the three months ended May 31, 2019 and 2018, the Company recognized $0 and $19,763, respectively, of interest expense. During the nine months ended May 31, 2019 and 2018, the Company recognized $19,691 and $53,045, respectively, of interest expense.

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

During the three months ended May 31, 2019 and 2018, the Company recognized $0 and $108,943, respectively, of interest expense. Interest expense amounted to $108,548 and $292,408 during the nine months ended May 31, 2019 and 2018, respectively. Accretion of the debt discount related to the 2013 Note as amended amounted to $0 and $125,422 during the three months ended May 31, 2019 and 2018, respectively and $663,918 and $698,302 during the nine months ended May 31, 2019 and 2018, respectively.

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

NOTE 5 – Common Stock and Warrants

Common Stock

At May 31, 2019, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 2,570,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 6 - Stock Options”).

During the nine months ended May 31, 2019, the Company completed the November 2018 Private Placement of 16,666,667 units at a price of $1.50 per unit. Each unit consisted of one share of common stock and one Series T Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $1.70 per share for a period of seven (7) years (See “NOTE 4 – Private Placements”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2019 and August 31, 2018 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	May 31, 2019	August 31, 2018	Exercise Price	Date of Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	-	$1.70	November 26, 2018	November 26, 2025
Total	19,483,517	2,816,850

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

A summary of the Company’s stock option activity for the three and nine months ended May 31, 2019 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Forfeitures and cancellations	(20,000)	4.87
Outstanding at May 31, 2019	1,271,334	5.23	8.33	-
Exercisable at May 31, 2019	620,334	5.10	8.06	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2019. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.75 on May 31, 2019 and no outstanding options have an exercise price below $2.75 per share, as of May 31, 2019, there is no intrinsic value to the Company’s outstanding stock options.

Three and nine months ended May 31, 2019

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of said options in the amount of $58,367.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended May 31, 2019 and 2018:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Stock based compensation expense related to the following:
Stock Options:
SG&A	$118,409	$215,695	$372,260	$796,371
R&D	236,817	251,529	723,926	545,307
Total	355,226	467,224	1,096,186	1,341,678
Restricted stock issuances:
SG&A	-	-	-	1,022,700
R&D	-	-	-	-
Total	-	-	-	1,022,700
Total stock based compensation expense	$355,226	$467,224	$1,096,186	$2,364,378

As of May 31, 2019, the Company had $3,670,664 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.75 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
3.28	7,500	7.46	3.28	7,500	7.72	3.28
3.46	35,000	6.60	3.46	35,000	6.85	3.46
4.87	187,500	8.48	4.87	187,500	8.73	4.87
5.35	1,008,000	8.59	5.35	357,000	8.85	5.35
5.94	33,334	1.57	5.94	33,334	1.82	5.94
Total	1,271,334	8.33	5.23	620,334	8.06	5.10

NOTE 7 - Net Loss Per Share

During the three and nine months ended May 31, 2019 and 2018, the Company recorded a net loss. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2019 and 2018:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(987,342)	$(1,444,896)	$(3,501,095)	$(5,633,511)
Denominator:
Weighted average number of common shares outstanding	52,959,323	36,270,592	47,616,857	35,924,340
Basic and diluted EPS	$(0.02)	$(0.04)	$(0.07)	$(0.16)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	1,271,334	1,291,334	1,271,334	1,291,334
Warrants	19,483,517	2,816,850	19,483,517	2,816,850
Convertible debt	-	3,084,175	-	3,084,175
Warrants issuable upon conversion of debt (See "NOTE 3 - Debt" above)	-	3,084,175	-	3,084,175
Total shares not included in the computation of diluted losses per share	20,754,851	10,276,534	20,754,851	10,276,534

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Sierchio resigned from the Board effective October 22, 2018, but maintains his role and the Company’s primary attorney. Fees billed and accrued for related to Satterlee during the three months ended May 31, 2019 and 2018, totaled $84,600 and $74,198, respectively, and $137,299 and $220,032 during the nine months ended May 31, 2019 and 2018.  At May 31, 2019, the Company had accrued payables owing to Satterlee totaling $50,000 which is included in accounts payable and accrued expenses on the face of our balance sheet.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and on December 1, 2018 (Amendment No. 2). Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal receives compensation of $18,750 per month. During the three months ended May 31, 2019 and 2018, the Company recognized $56,250 and $15,000 of expense in connection with the Consulting Agreement. During the nine months ended May 31, 2019 and 2018, the Company recognized $108,750 and $45,000 of expense in connection with the Consulting Agreement.

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

NOTE 9 – Lease

On May 1, 2019, the Company leased office space in Vestal, New York and entered into a Professional Building Lease Agreement (the “Lease”). The Lease has an initial term of three years through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. The Company has the sole option to renew the lease for an additional two years through May 1, 2024. The amounts disclosed in the Consolidated Balance Sheets pertaining to the right-of-use asset and lease liability are measured based on only the initial, three-year term.

The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional leases.

As of May 31, 2019 the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company used its estimated incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expenses were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Operating lease cost	$2,222	$-	$2,222	$-
Short-term lease costs	-	3,600	-	10,800
Total net lease costs	$2,222	$3,600	$2,222	$10,800

Supplemental balance sheet information related to the Lease is as follows:

As of May 31, 2019

Operating lease right-of-use asset	$71,296

Current maturities of operating lease	$22,834
Non-current operating lease	48,484
Total operating lease liabilities	$71,318

Weighted Average remaining lease term (in years):	2.9
Discount rate:	5.85%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s consolidated balance sheets as of May 31, 2019 are as follows:

Amount
2019 (remaining three months)	$6,600
2020	26,400
2021	26,664
2022	18,128
Total lease payments	77,792
Less: Imputed interest	(6,474)
Total lease obligation	71,318
Less: current lease obligations	22,834
Long term lease obligations	$48,484

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent to the period ended May 31, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On June 14, 2019, the Company received a payment request for 40% or $738,660 of the cost of the manufacturing equipment currently in construction which we anticipate remitting on or about July 19, 2019, See NOTE 2 – Summary of Significant Accounting Policies, for additional information.

On July 5, 2019, the Board appointed Steve Yan-Klassen to serve as its Treasurer. Mr. Klassen was originally appointed to serve as the Company’s Chief Financial Officer on October 22, 2018. Currently there is no written employment agreement between the Company and Mr. Yan-Klassen. Mr. Yan-Klassen employment is at will and may be terminated by him or the Company at any time. Mr. Yan-Klassen will receive an annual salary of Canadian $31,500 payable bi-weekly.

On July 5, 2019, the Board appointed Justin Frere, CPA, to serve as its Secretary. Mr. Frere has served as the Company’s Controller since August of 2011 and continues to serve the Company as its Controller. Mr. Frere and the Company entered into an Accounting Services Agreement originally dated August 25, 2011 as amended on January 1, 2014 and December 8, 2014. Mr. Frere and the Company have a verbal agreement whereby the Company will pay Mr. Frere a salary of $8,000 per month for his services as Controller and Secretary.

On July 5, 2019, the Board granted 50,000 options to each of its Board members and the Treasurer and Secretary for a total option grant of 400,000 options. The non qualified stock options are subject to vesting ratably over five (5) years and are exchangeable for cash upon exercise.

On July 5, 2019, the Board granted 6,000 options each to two employees for a total option grant of 12,000 options. The non qualified stock options are subject to vesting ratably over three (3) years and are exchangeable for cash upon exercise.

On July 5, 2019, the Board Granted to Jatinder Bhogal, an option to purchase 1,008,000 shares of common stock which will vest ratably over 4 years.

Vesting for all options granted on July 5, 2019 as described above options begins on May 31, 2019 and carry an exercise price of $3.54 per share, the closing price of the Company’s common stock on the date of grant.

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

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings. The SolarWindow™ coating is an OPV (Organic Photo-voltaic) device comprised of specially formulated ultra-thin layers which can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent, electricity-generating coatings and technology that can harvest light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of over ninety (90) pending U.S. and international patent and trademark filings.

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

On August 2, 2017, we entered into a Process Integration and Production Agreement with TriView Glass Industries, LLC (“Triview”). Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

1.	establish commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindow technologies; and

2.	integrate SolarWindow™ process technologies into the Triview manufacturing process, to fabricate specific transparent electricity-generating SolarWindow™ Products.

The Company has validated our SolarWindow™ coatings under rigorous autoclave testing for window glass lamination at Triview. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure in the autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is a critically important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with (the commonly-used) autoclave production equipment.

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

We plan to market any SolarWindow™ Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators, such as Triview, to advance the technical development and subsequent commercialization of our SolarWindow™ products. We are actively seeking additional technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization. Other than our agreement with Triview, we have not yet entered into any other such arrangements for these services.

Disclaimer

We do not currently have commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future. Our product development programs involve ongoing R&D and product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

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

Process Integration and Production Agreement with TriView Glass Industries

On August 2, 2017, we entered into the PIPA Agreement with Triview. Triview is a glass fabricator operating a manufacturing facility in City of Industry, California. The purpose and primary goals of agreement are to:

•	establish commercial scale manufacturing methodologies and processes to fabricate products based on SolarWindow technologies; and

•	integrate SolarWindow™ technologies into the Triview’s manufacturing process, to fabricate specific SolarWindow™ transparent electricity-generating glass products.

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

On November 21, 2017, the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a completion date of December 21, 2019. On November 8, 2018, we entered into an NCTE which extended the completion date to December 31, 2019. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of May 31, 2019, the Company made $457,410 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our consolidated balance sheets.

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

Results of Operations

Three and nine months ended May 31, 2019 compared with the three and nine months ended May 31, 2018

Operating Expenses

A summary of our operating expense for the three and nine months ended May 31, 2019 and 2018 follows:

	Three Months Ended May 31,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses
Selling, general and administrative	$392,887	$386,087	$6,800	2
Research and product development	357,340	337,457	19,883	6
Stock based compensation	355,226	467,224	(111,998)	-24
Total operating expenses	$1,105,453	$1,190,768	$(85,315)	-7

	Nine Months Ended May 31,		Increase /
	2019	2018	(Decrease)	% Change
Operating expenses
Selling, general and administrative	$1,082,103	$1,239,404	$(157,301)	-13
Research and product development	730,740	985,973	(255,233)	-26
Stock based compensation	1,096,186	2,364,379	(1,268,193)	-54
Total operating expenses	$2,909,029	$4,589,756	$(1,680,727)	-37

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended May 31, 2019 compared to the three months ended May 31, 2018, SG&A costs increased slightly. During the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018, SG&A costs decreased due primarily to an approximately $203,000 reduction in investor communications related fees offset by an approximately $54,000 increase in professional fees.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2019 compared to the three months ended May 31, 2018, R&PD costs increased primarily as a result of an increase in CRADA costs. During the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018, R&PD costs decreased primarily as a result of an approximate $334,000 decrease in consulting and personnel offset by an approximate $78,000 increase in CRADA and materials costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants and issues stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased during the three and nine months ended May 31, 2019 compared to the three and nine months ended May 31, 2018 due to no stock or option grants occurring since December 2018 and no issuances of restricted common stock to our directors since November 2017.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended May 31, 2019 and 2018 follows:

	Three Months Ended May 31,		Increase /
	2019	2018	(Decrease)
Other income (expense)
Interest income	$118,111	$-	$118,111
Interest expense	-	(128,706)	(128,706)
Accretion of debt discount	-	(125,422)	(125,422)
Total other income (expense)	$118,111	$(254,128)

	Nine Months Ended May 31,		Increase /
	2019	2018	(Decrease)
Other income (expense)
Interest income	$200,091	$-	$200,091
Interest expense	(128,239)	(345,453)	(217,214)
Accretion of debt discount	(663,918)	(698,302)	(34,384)
Total other income (expense)	$(592,066)	$(1,043,755)

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

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of May 31, 2019, the Company had $17,990,279 of cash compared to $696,826 as of August 31, 2018. We have financed our operations primarily from the sale of equity and debt securities. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest.

Summary of Consolidated cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Nine Months Ended May 31,		2019 compared to
	2019	2018	2018
Operating activities	$(1,909,896)	$(2,426,011)	$516,115
Investing activities	(596,651)	(2,581)	(594,070)
Financing activities	19,800,000	2,949,326	16,850,674
Net increase (decrease) in cash and cash equivalents	$17,293,453	$520,734	$16,772,719

Operating Activities

Net cash used in operating activities totaled $1,909,896 for the nine months ended May 31, 2019 as compared to $2,426,011 for the nine months ended May 31, 2018. The $516,115 decrease in cash used in operating activities was primarily the result of lower investor communications related fees and personnel and consulting costs offset by an increase in CRADA costs and professional fees.

Investing Activities

Net cash used in investing activities totaled $596,651 for the nine months ended May 31, 2019 as compared to $2,581 for the nine months ended May 31, 2018. During the nine months ended May 31, 2019, the Company purchased a computer, office equipment, office furniture and various production and R&D equipment, including a payment of $553,995 towards the purchase of manufacturing equipment with an estimated total cost of $1,846,650. That equipment is currently being fabricated to meet our process and product fabrication standards and requirements.

Financing Activities

Net cash provided by financing activities totaled $19,800,000 for the nine months ended May 31, 2019, compared to $2,949,326 for the nine months ended May 31, 2018. During the nine months ended May 31, 2019, the Company received proceeds of $19,800,000 from the November 2018 Private Placement whereas during the nine months ended May 31, 2018, the Company received proceeds of $394,150 from the exercise of a total of 119,500 Series O Warrants and Series P Warrants and $2,555,176 from the September 29, 2017 private placement.

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

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 300 Main Street, Suite 6, Vestal, NY 13850. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this Quarterly Report on Form 10-Q.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not sufficiently effective as of May 31, 2019 because of the following material weakness in our internal control over financial reporting:

•	Ineffective design and implementation of internal controls impacting financial statement accounts related to a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

As of our fiscal year ended August 31, 2018 and based on the COSO criteria, management identified control deficiencies that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of August 31, 2018:

•	Ineffective control environment due to an insufficient number of independent board members, insufficient oversight of work performed, and the lack of compensating controls over financial reporting due to limited personnel;

•	Ineffective design, implementation, and documentation of internal controls impacting financial statement accounts and general controls over technology pertaining to user access and segregation of duties, banking and disbursements, and financial accounting system applications; and

•	Ineffective monitoring controls related to the financial close and reporting process, including management’s risk assessment process and its identification, evaluation, and timely remediation of control deficiencies.

The Company began implementing new and more robust internal controls during our fiscal year ended August 31, 2018 and has continued to take actions to remediate the material weaknesses in our internal controls over financial reporting identified above, including implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. The Company’s internal control implementation and remediation efforts include the following:

•	On June 6, 2018, we engaged the services of a risk and compliance consulting firm to assist in our evaluation and implementation of internal controls and remediation of identified control deficiencies;
•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO in an effort to provide senior financial oversight and increased segregation of duties;
•	Since November 30, 2019, we have been performing more extensive and frequent reviews of critical estimates, journal entries, complex calculations, the financial close and financial reporting processes;
•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls;
•	We continue to create and implement new policies and procedures related to controls over various operating activities;
•	We have hired additional staff and reassigned duties of existing staff in connection with our remediation efforts;
•	Regular onsite and offsite backups of critical electronic data;
•	Regular informal and formal meetings of Board members who also have been incorporated into the review process of all financial statement filings, and
•	The Board has been strengthened by the addition of three independent directors, including the June 14, 2019 appointment of Gary Parmar, CPA, CA, who will chair our Audit Committee, bringing the total independent directors to 4 of 7 total directors. The 4 independent directors listed below qualify as an “independent director” under the standards of independence of the FINRA listing standards. Our entire Board of Directors is comprised of the following individuals:

Harmel Rayat, Chairman – Not independent

John Conklin, CEO – Not independent

Jatinder Bhogal, Consultant to the Company – Not independent

Dr. Alastair Livesey – Independent

Bob Levine – Independent (Date of appointment – December 17, 2018)

Steve Horvitz – Independent (Date of appointment – April 17, 2019)

Gary Parmar, CPA, CA – Independent (Date of appointment – June 14, 2019)

We have and will continue to utilize internal resources, and outside resources when deemed necessary, in our remediation efforts and will implement additional controls and processes as applicable to strengthen our controls over the financial reporting and disclosure process and to meet the needs of our growing organization.

Item 5. Other Information

On July 5, 2019, the Board appointed Steve Yan-Klassen to serve as its Treasurer. Mr. Klassen was originally appointed to serve as the Company’s Chief Financial Officer on October 22, 2018. Currently there is no written employment agreement between the Company and Mr. Yan-Klassen. Mr. Yan-Klassen employment is at will and may be terminated by him or the Company at any time. Mr. Yan-Klassen will receive an annual salary of Canadian $31,500 payable bi-weekly.

On July 5, 2019, the Board appointed Justin Frere, CPA, to serve as its Secretary. Mr. Frere has served as the Company’s Controller since August of 2011 and continues to serve the Company as its Controller. Mr. Frere and the Company entered into an Accounting Services Agreement originally dated August 25, 2011 as amended on January 1, 2014 and December 8, 2014. Mr. Frere and the Company have a verbal agreement whereby the Company will pay Mr. Frere a salary of $8,000 per month for his services as Controller and Secretary.Mr. Frere has over 20 years of experience as a hands-on CFO/Controller level finance and administration professional with extensive operational and analytical experience as a consultant, CFO and controller. Mr. Frere specializes in technical accounting with extensive SEC reporting experience, financial modeling experience, day to day finance and accounting operations and overall organizational support. From 2001 through present, Mr. Frere has been principal of Frontline Accounting performing CFO/controller, and financial analyst services for various public and private domestic and international clients. During this time, Mr. Frere has been the primary party responsible for accounting support, auditor interface, drafting and filing of SEC forms 10-K, 10-Q, S-1, and 8-K, including interfacing and responding to SEC staff on numerous occasions on behalf of registrant clients. In addition to Frontline Accounting, from 2007 - 2009, Mr. Frere served as CFO for a private, $18 million revenue, contract manufacturer, and from 2002 - 2004 as Controller of a start-up, multimedia marketing firm. From 1999 through 2001, Mr. Frere was responsible for the implementation and oversight of the financial and administrative infrastructure, day to day activities and high level financial reporting and analysis for domestic and international entities as an outsourced controller for a San Diego based business services outsourcing company primarily in support of VC backed companies in the biotech and wireless communications industries. From 1998 to 1999, Mr. Frere was the Senior Reporting Analyst at Maxtor Corp., a former disk drive manufacturer located in Milpitas, California. From 1996 through 1998, Mr. Frere served as a Senior Accountant with KPMG, a professional services firm, in their assurance practice located in the San Francisco Bay Area. Mr. Frere earned a Bachelors of Science in accounting and finance from California Polytechnic State University in San Luis Obispo (1996), Certified Public Accountant license (1998) and Masters in Business Administration with a Finance emphasis from San Diego State University (2001).

On July 5, 2019, the Board granted 50,000 options to each of its Board members and the Treasurer and Secretary for a total option grant of 400,000 options. The non qualified stock options are subject to vesting ratably over five (5) years and are exchangeable for cash upon exercise.

On July 5, 2019, the Board granted 6,000 options each to two employees for a total option grant of 12,000 options. The non qualified stock options are subject to vesting ratably over three (3) years and are exchangeable for cash upon exercise.

On July 5, 2019, the Board Granted to Jatinder Bhogal, an option to purchase 1,008,000 shares of common stock which will vest ratably over 4 years.

Vesting for all options granted on July 5, 2019 as described above options begins on May 31, 2019 and carry an exercise price of $3.54 per share, the closing price of the Company’s common stock on the date of grant.

On July 5, 2019, the Board authorized management to proceed with the process of seeking a listing of its common stock on the New York Stock Exchange American.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.2	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.1	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.2	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.3	Lease dated May 1, 2019 between Rose Claudia of the Vestal Professional Building and Registrant for 300 Main Street, Suite 6, Vestal, New York*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.

By:	/S/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	July 9, 2019

