Form 10-K
period 2019-08-31
SolarWindow Technologies, Inc.
filed 2019-11-18
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-3509694 (I.R.S. Employer Identification No.)
300 Main Street, Suite 6 Vestal, NY	13850
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2019 was $38,036,000.

As of November 13, 2019, 52,959,323 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2019 and 2018

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

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology and alternative energy industries (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

All references to “we,” “us,” or “our,” refer to SolarWindow Technologies, Inc.

Item 1. Business

Background

We have developed transparent electricity-generating liquid coatings (the “SolarWindow™ Coatings”) that can be applied to glass and plastic surfaces to generate electricity. These coatings generate electricity when exposed to natural sun or artificial light; and when exposed to low, shaded, or reflected light.

When these electricity-generating coatings are applied to glass and fabricated into a window, these windows could become electricity-generating windows, which could potentially be used on any of the estimated 5.6 million commercial buildings, in the United States alone, which consume almost $150 billion in electricity annually.

Over the years, we have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent. In September 2014, we demonstrated SolarWindow™ Coatings to members of the U.S. Congress during the first ever National Lab Day, which was cosponsored by the U.S. Department of Energy.

We have scaled-up the SolarWindow™ technology from a single solar cell – only one-quarter the size of a grain of rice – to a working array of solar cells which form a one-foot by one-foot working prototype – our largest-ever SolarWindow™ module.

In early 2017, our SolarWindow™ transparent electricity-generating coatings on glass were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at the fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This validated that our SolarWindow™ Coatings can be processed in an industrial window fabrication autoclave manufacturing process.

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

Our current focus is on the commercialization of products derived from our SolarWindow™ technology. We continue to develop our SolarWindow™ technology and products with the Alliance for Sustainable Energy, LLC (the “Alliance”) under the Stevenson-Wydler Cooperative Research and Development Agreement (“CRADA”). The Alliance is the Manager and Operator of the National Renewable Energy Laboratory (“NREL”) under the U.S. Department of Energy (“DOE”).

In March 2018 the Company was awarded its first-ever Advanced Materials Manufacturing Cooperative Research and Development Agreement (“AMM CRADA”) from the DOE Office of Energy Efficiency and Renewable Energy’s (“EERE”) Advanced Manufacturing Office (“AMO”). The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semitransparent organic photovoltaic (“OPV”) modules compatible with high process speeds for many different advanced material manufacturing process systems.

On August 2, 2017, we entered into a Process Integration and Production Agreement (the “PIPA Agreement”) with Triview Glass Industries, LLC (“Triview”). On September 27, 2019, the Company was notified that Triview, effective on September 27, 2019, would cease operations and would not be able to fulfill its commitment to support SolarWindow and meet its obligations to integrate SolarWindow™ processes into its manufacturing operations and build electricity-generating glass products under the PIPA Agreement. The Company does not believe that the termination of its relationship with Triview will result in any material adverse effect on the Company’s operations. The Company remains focused and continues to:

•	Pursue commercial manufacturing partnerships to establish and integrate SolarWindow™ coatings and processes into glass fabrication processes, and
•	Develop manufacturing lines for the full-scale fabrication of specific SolarWindow™ electricity-generating products.

To advance the technical and product development, and subsequent commercialization of SolarWindow™ technologies and products, we are seeking technology and product licensing and joint venture arrangements with additional research institutions, commercial partners, glass manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and mature distribution networks in the building development, solar PV, building-integrated PV, and alternative and renewable energy market industries.

As of the date of this filing, our proprietary SolarWindow™ electricity-generating coatings and associated technologies are the subject of over sixty (60) pending U.S. and international patent, and thirty (30) trademark filings.

More information about the Company can be read at www.solarwindow.com

Our Important Business and Technology Development Milestones and Achievements

We have been researching, developing, designing and testing our SolarWindow™ technology, as well as developing prototype fabrications of our SolarWindow™ modules, for commercial application of flat and insulated electricity-generating glass products for tall towers and other commercial buildings since November 2006.

To date we have achieved a number of important milestones in the development of our technology, including:

•	awarded its first-ever advanced materials manufacturing CRADA by the DOE Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO). The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL. We refer to this CRADA as our Advanced Manufacturing Materials or “AMM CRADA” which focuses on high-speed roll-to-roll manufacturing processes of our SolarWindow™ technology.

•	set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) Device Performance Measurement Laboratory;

•	processed our SolarWindow™ transparent electricity-generating glass modules through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking; This thin glass substrate can be used to make curved PV panels or can be used in laminated glass, therefore significantly expanding the potential product range for our coatings;

•	entered into the NREL CRADA, which is still in effect, that focuses on continued development and improvement of the underlying OPV materials and module/integration science and engineering;

•	filed over ninety (90) patent and trademark applications for our electricity-generating coating and technology development efforts;

•	expanded the potential use of our SolarWindow™ coatings to include applications for commercial and military aircraft, and the safety and security of military pilots and troops;

•	generated electricity on flexible plastic and glass using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency, and use of new and improved colors;

•	produced the largest OPV module for the same type of device structure ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

•	completed successful performance tests on the suitability of our transparent electricity-generating coatings for glass and flexible plastics for glass-to-glass lamination processes, and

•	demonstrated that our SolarWindow™ coatings and materials can be incorporated into manufacturing processes using methods and techniques that do not require high temperature or a vacuum deposition methods typical for conventional PV or thin-film cell or module fabrication.

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

Scientists at the debut event not only demonstrated the ability to generate “voltage” to power lighting, but also revealed the capability of SolarWindowTM to produce “current” needed to power mechanical devices and appliances. Researchers successfully powered the mechanical rotor blades of a small helicopter using only a single, small-scale SolarWindow™ prototype exposed to a solar simulator.

In February 2012, we successfully developed the largest OPV device fabricated at NREL at that time, measuring 170cm2, approximately 14 times larger than previous devices of the same type device and structure ever produced at NREL. In March 2012, we, in collaboration with NREL researchers, successfully collected and transported electricity using a virtually 'invisible' conductive wiring system developed for SolarWindow™. The ability to transport electricity on glass windows while remaining transparent is especially important to the eventual deployment of an aesthetically pleasing commercial product.

On March 8, 2014, we made public never-before-seen images of our largest area, high-performance SolarWindow™ arrays. These SolarWindow™ arrays measure over 232 cm² – a significant achievement for size, improving upon our previous achievements at NREL, and produced with highly-uniform, colored tints preferred by commercial window manufacturers for installation on skyscrapers, worldwide. Among the most important criteria for developing SolarWindow™ coating applications for today's skyscrapers is providing a set of neutral colors that remain see-through and are uniform in fabrication. We revealed the Company’s largest-area transparent, OPV SolarWindow™ array that addresses tall-tower and commercial building glass requirements and that also bears the promise of scale-up and manufacturability at large commercial sizes. This SolarWindow™ array is over 35% larger than our previously-fabricated, 170 cm² working module achievement. That prior module was already 14 times larger than the then-previous largest-area OPV module for the same type device structure ever fabricated at the NREL.

In September 2014, we demonstrated SolarWindow™ electricity-generating coatings to Congress during the first ever National Lab Day on Capitol Hill. National Lab Day was cosponsored by the U.S. Department of Energy. On April 8, 2015, Engineers and research scientists at the University of North Carolina Charlotte Energy Production and Infrastructure Center (“UNCC-EPIC”) have independently reviewed and validated our proprietary Power & Economic Model. The Model calculates a financial payback of less than one year for our transparent electricity-generating SolarWindow™ Technology. The UNCC-EPIC team of engineering and science experts independently validated the modeling assumptions, reference data, and technical basis important to calculating our one-year financial payback for SolarWindow™ systems. UNCC-EPIC validation also confirmed our methodology for modeling the performance of competing PV technologies.

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

On August 20, 2015, we featured a first-ever demonstration of our working, electricity-generating window unit, during our webcast. Webcast participants witnessed clean electricity being generated on a demonstration window unit. Its glass is tinted in a high-demand, high transparency, very light green modules framed in aluminum, popular with architects and developers of commercial towers – our target market. Participants also heard us explain exactly how we plan to: generate revenue, work towards product development and getting SolarWindow ™ ready for commercial manufacturing, build shareholder value, expand our name recognition and branding plans, increase investor outreach, engage media, and outlined important next steps for commercialization and bring SolarWindow™ products to market.

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

Product Development Utilizing our SolarWindowTM Technology

We are currently developing seven (7) products (collectively, the “SolarWindow™ Products”) based on our SolarWindow™ technology:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™ – Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible glass and plastic films which may be applied directly to different surfaces;

•	SolarWindow™ - PowerWrap™ - A proprietary product under development that plans to feature multiple colors and high-power production; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

Currently, we are concentrating on the development and deployment of SolarWindow™-Commercial, Structural, Architectural, and Retrofit Veneer glass products.

The SolarWindow™ Retrofit Veneer products are transparent, tinted, flexible and rigid veneers that installers can apply directly over the inside of existing windows. This expanded product line broadens our market reach beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. The SolarWindow™ Retrofit Veneer products will be developed concurrently with the other SolarWindow™ products currently under development.

Although our efforts have already produced the basis for these prototype applications, commercialization of the SolarWindowTM technology will require significant further product development, fabrication, testing, and validation, much of which will be supported by our technology development CRADA and our AMM CRADA grant. This and additional work should enable us to ascertain whether the SolarWindowTM technology can serve as the basis for a commercially viable technology or product, and, ultimately, be manufactured.

Our Industry and Market Opportunity

Overview

From a total glass market perspective, global production of flat glass is forecast to rise 4 percent per year through 2021 to 11 billion square meters.

According to the International Energy Outlook 2017 (IEO2017) released by the U.S. Energy Information Administration (EIA), world energy consumption is projected to increase by 28% by 2040.

The United States is the world’s largest consumer of electricity, according to the U.S. Energy Information Administration, with nearly 70% of the nation’s electricity generated by coal and natural gas; 50% of the total U.S. electrical generation relies on coal, a fossil fuel. The environmental impact and rising costs of these non-renewable fuels, along with the potential doubling of global electricity consumption in the coming years, illustrate the need for more creative, sustainable methods for generating electrical power. A forecast of U.S. electricity demand shows an expected increase is usage of 40% by 2032.

We believe that the SolarWindow™ Products will uniquely address a growing market opportunity for technologies able to generate sustainable electricity, without taking up the large amount of land needed for utility scale solar farms or requiring large roof-top area that simply doesn’t exist on a skyscraper. Rising energy costs, increasing electricity consumption, and the need for a cleaner alternative to today’s non-renewable energy sources, all contribute to the growing demand for clean, renewable alternative energy sources. Renewable energy, especially solar and wind has reached a key tipping point whereby many renewable energy projects can compete directly with fossil fuel power plants without subsidies. Legislation or fiscal support may no longer be needed to drive the growth and commercialization of renewable energy including PV solar power. Building integrated photovoltaic (BIPV) allows solar modules to be added to a building at marginal extra costs. Our goal is that integrating SolarWindow™ products into buildings may present an opportunity of a marginal cost above a regular commercial window cost because the cost of installing windows is already factored into the building or renovation costs.

The Market Opportunity for our SolarWindow™ Technology and Products

Based on our initial market research, there are no commercially marketed OPV transparent glass window products similar to our SolarWindow™ device technology capable of generating electricity available for sale in the United States. We believe our SolarWindow™ technology, as well as the products that may be derived from our SolarWindow™ technology, could be uniquely positioned as first-to-market, if our commercial launch is timely.

Unprecedented levels of government initiatives, heightened residential demand for green construction, and improvements in sustainable materials are driving green building. Although percentages vary from country to country, buildings are responsible for about 30–45% of the global energy demand in developed countries. Governments (both locally at e.g. State level and nationally) are putting increased focus on legislation and policies to improve their energy efficiency, according to the United States Environmental Protection Agency. In North America, initiatives such as the environmental building rating system (LEED) run by the U.S. Green Building Council are helping to transform the market for added-value glazing, and this trend is expected to continue. We anticipate similar opportunities in Europe, through the development of a European Union-wide energy labeling system for windows.

Our SolarWindow™ Products are under development for building window glass application, often referred to as “architectural flat glass” and “fabricated glass products.” In 2010, an industry report on flat glass by Pilkington, a major global glass manufacturer, noted that the ten largest cities in the United States had more than 444 million square feet of architectural flat glass. We believe that this market is growing in volume, with global growth reported to be approximately 4-5% annually, with Europe, China and North America accounting for over 70% of global demand, according to the same report. Market research reports estimate the flat glass market was valued at USD 108.51 billion in 2018, and it is expected to reach a value of USD 180.79 billion by 2024, at a compound annual growth rate (CAGR) of 9.33%, over the forecast period, 2019 - 2024.

Our Competitive Strengths

We believe that the following strengths of our SolarWindow™ technology should enable us to compete successfully in the alternative and renewable energy industries:

•	our products development goals are unique solutions for generating sustainable electricity on glass and flexible materials;

•	SolarWindow™ transparent electricity-generating technology re-purposes passive windows as energy generators;

•	we believe that there are no commercially available transparent OPV products for sale that directly compete with our technologies and products, and therefore, SolarWindow™ products may be positioned as ‘first-to-market;’

•	our SolarWindow™ Products are anticipated to have a low price point which may help deliver greater energy cost savings when compared to alternatives;

•	Modeled payback time for SolarWindow™ technology shows a much shorter payback period than the payback period associated with rooftop solar PV modules mounted on the same skyscraper building, indicating an economically viable decision;

•	our SolarWindow™ Products are being designed to be attractive, ‘active’ energy producing products that address a growing energy demand;

•	our products have unique characteristics, not easily achievable by other companies or their renewable energy technologies. Our SolarWindow™ Products generate electricity while remaining transparent, and are able to produce electricity from natural sunlight and artificial light;

•	our SolarWindow™ Products are designed for application on the glass facades of commercial skyscrapers and are not confined to installation on limited rooftop space. The installation of typical roof-rack PV modules is often constrained by limited roof-top areas on commercial skyscrapers. In contrast, our SolarWindowTM Products are being designed to be applied to the entire glass façades of skyscrapers.

•	the electricity generated by our technologies is compatible for use with existing energy infrastructure for generating useable electricity. Our SolarWindow™ products are under development for seamless applications and integration for use in order to avoid burdening potential customers with special energy management systems;

•	our SolarWindow™ Products are being designed and developed for high volume and speed production using low-cost manufacturing processes and methods; and

•	our market strategy focuses on deployment using glass fabrication companies in an existing large global market with total glass market focus (Annealed & Tempered Glass, Glass Fabrication Processing, and Glazing Installation).

Our Business Strategy

Our goal is to complete the product development phase for our SolarWindow™ technologies in parallel with work directed towards the commercial launch of SolarWindow™ Products. Key elements of our business strategy include:

•	partnering with window and glass companies that are capable of building SolarWindow™ Products that meet our performance, aesthetics; and strict environmental, energy, and budget specifications;

•	partnering with research institutions, product development firms, and others with proven technology expertise. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Products and on the AMM CRADA which focuses on high-speed roll-to-roll manufacturing processes development. We will seek to engage additional firms and institutions with important technical and product development competencies as needed;

•	identifying partnerships for technology out-licensing and in-licensing opportunities. We are actively engaged in identifying potential industry or commercial partnerships for the out-licensing of our technologies, or, if warranted, the in-licensing of certain enabling technologies that could help accelerate our product development programs by reducing our need for internal research and development;

•	fostering commercial partnerships and joint ventures with industry partners. We are continuously working to develop commercial partnerships and joint ventures with third-parties, which could help us accelerate the development of our sales and distribution pipeline for any products which we develop;

•	developing pricing and power production models that capitalize on available energy subsidies in order to make our products affordable and attractive to end-users. In developing pricing strategies for our future potential products, we would seek to provide our customers with access, to the extent available, to various subsidies, government incentives, tax credits, and other related financial mechanisms;

•	developing cost-effective, efficient, and strategic facility planning for supply-chain management and manufacturing processes. Our SolarWindow™ technology and Products would require manufacturing systems and supply-chain management expertise. We have begun to strategize and work towards addressing these needs in a cost-effective and efficient manner.

•	identifying and potentially acquiring strategic technologies and/or companies that complement our SolarWindow™ technologies;

•	raising capital in new, engaging, and innovative ways in order to continue execute on, and potentially accelerate, our path to commercialization and building shareholder value;

•	formalizing strategic relationships and partnerships with glass, energy, architectural and engineering, building and construction industries that can assist us with commercial and market outreach;

•	working with strategic partners to design and build SolarWindow™ products and processes that can assist with commercial production; and

•	identifying and developing additional applications and markets for our SolarWindow™ products.

Competition for SolarWindow™ Technology and Products

The solar PV industry is highly competitive and such competition is increasing as the number of participants in the industry continues to grow. Although we are not aware of other products utilizing technology substantially similar to our SolarWindow™ technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies, from which products may be derived and ultimately compete with the SolarWindow™ Products.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium di-selenide, and others to generate electricity from sun light. Given sufficient time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our SolarWindow™ Products, currently under development.

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and hence future products) obsolete.

The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•	Ubiquitous Energy is a company that began at the Massachusetts Institute of Technology and is initially moving toward the electronics (tablet & E-reader, cell phone) market. Their first product seems to be a very clear, high visible light transmission (“VLT”), low efficiency charging system for the electronics market;

•	Solarmer is developing organic photovoltaic or OPV technology, targeting portable power, off-grid power, and building integrated photovoltaics (BIPV) markets. Solarmer will utilize its materials, devices, and roll-to-roll process technology to manufacture OPV modules with strategic partners throughout the world. Solarmer sells and provides OPV modules to product developers and system integrators who will integrate them into various products;

•	ONYX Solar is a new type of solar company, while they are not an OPV material company, the company is considered a competitor in the space for generating power under low light conditions. Their current technology is mixture of semitransparent amorphous Si, Crystalline Si and possibly Copper, Indium, Gallium, Selenide (CIS or CIGS) and is also working on OPV. They are currently in production, and are generating revenue; and

•	Sharp Corporation has developed mass-production technology for stacked triple-junction thin-film solar cells by turning a conventional two-active-layer structure (amorphous silicon plus microcrystalline silicon) into a triple-junction structure with amorphous silicon (two active layers) and microcrystalline silicon (single active layer). The triple junction cells being based on microcrystalline are unlikely to be transparent.

These companies may have numerous competitive advantages, including:

•	significantly greater name recognition;

•	established distribution networks;

•	more advanced technologies and product development;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	processes that are operational and manufacturing prototype or final products;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

•	significantly greater financial and human resources for product development, sales and marketing, and patent litigation.

If our competitors were to succeed in developing products that are more effective in producing electrical energy at a lower cost than our SolarWindow™ technology, some or all of our SolarWindow™ Products or our technology could be rendered obsolete and non-competitive. Accordingly, in addition to our research and development efforts, we have undertaken a public relations, advertising, and market access outreach programs designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development efforts, if and when any applicable regulatory approval is received.

Our commercial success will depend on our ability and the ability of our licensee or sub-licensees, if any, to compete effectively in product development areas such as, but not limited to: safety, reliability, availability, price, marketing, distribution and patent position.

Our competitive position in the market will also depend on our ability to attract and retain qualified personnel, to obtain patent protection, develop proprietary products and processes, and to secure sufficient capital resources for the often substantial period between technology development and commercial sales.

An important factor will be the timing of market introduction of any SolarWindowTM products we develop. Accordingly, the speed with which we can develop our SolarWindow™ products, complete safety approvals processes and ultimately supply commercial quantities of any products we develop to the market is expected to be an important competitive factor.

Proprietary Assets

SolarWindowTM Technology

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

Employees

As of August 31, 2019, we had four full time employees, including Mr. John A. Conklin, President and Chief Executive Officer, Patrick Sargent, Vice President of Product Development and Engineering, Anthony Conklin, Manager, Strategic Programs & Operations and Briana Erickson, Manager of Business Operations & Communication. Our Chief Financial Officer, Steve Yan-Klassen and our Secretary and Controller, Justin Frere, are contracted on a part-time basis.

On November 1, 2019 the Company hired Dr, James B. Whitaker as our Principal Research & Development Scientist. Dr. Whitaker will lead our team scientists at the U.S. Department of Energy’s (DOE) National Renewable Energy Laboratory (NREL) through our Cooperative Research and Development Agreements with NREL to develop new and improved, lower cost, and more efficient SolarWindow™ coatings and technologies; and optimize processes required for our goal of integrating our process into industry. Dr. Whitaker has been a Post-Doctoral Fellow and Staff Scientist at NREL since 2014; a Professor of Chemistry at Red Rocks Community College, a Graduate Research Assistant at Colorado State University in the Chemistry Department from 2008—2013; an Alexander von Humboldt-Foundation Research Fellow at the Free University in Berlin, and a Research Fellow at the International Center for Spectroelectrochemistry in the Leibniz Institute for Solid State and Materials Research in Dresden, Germany in 2009. Dr. Whitaker has a B.A. in chemistry from Colorado College and a Ph.D. in Inorganic Chemistry from Colorado State University. Dr. Whitaker has worked with the company on the development of SolarWindow™ electricity-generating coating technology and process methods as a Staff Scientist at NREL since 2015..

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

We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss of $6,887,678 and $6,854,547 for our fiscal years ended August 31, 2019 and 2018.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of the date of this Form 10-K, we had 52,959,323 shares issued and outstanding, of which 31,333,372 are deemed “restricted” or “control” securities within the meaning of Rule 144, as promulgated under the Securities Act (“Rule 144”). The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future stock sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

We will require additional financing in the future to expand operations into advanced stages of product development and fabrication, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

We are currently in the advanced stages of our research and early stages of product development and have come to the point where larger, faster, and more precise equipment is necessary for development to continue and to be able to come to market with a commercially viable product. On November 26, 2018, the Company completed a self-directed offering of equity securities resulting in proceeds of $19,800,000. Based on management’s assessment, the Company had sufficient cash to meet its funding requirements through and beyond December 2020, to meet product development and fabrication goals.

We have experienced and continue to experience negative cash flows from operations. We expect that we will need to raise substantial additional capital to accomplish our business plan in future years. We expect to seek additional funding through private equity or convertible debt. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect our business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its SolarWindow™ technology and/or MotionPower™ technology, or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to us than might otherwise be available.

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

Due to the fact that all but one of our seven directors conduct outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities which may hinder our achieving our business objectives.

Currently we have seven directors, only one of whom is an employee. Mr. John A. Conklin, our President and Chief Executive Officer, does and will continue to provide his full-time efforts to our business activities. While our six (6) other Directors intend to devote as much time as necessary to the success and development of SolarWindow™ technology, currently each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, and have done so to date, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. In the event that their outside interests begin to take precedence over their positions in with the Company, our business will suffer and may adversely our goal of achieving profitability through the commercialization of SolarWindow. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

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

We generally require our employees, consultants, advisors and collaborators to execute appropriate agreements with us, regarding the confidential information developed or made known to such persons during the course of their engagement by us. These agreements provide that any proprietary technologies developed during such engagement are owned by us and that confidential information pertaining to such technologies will be kept confidential and not disclosed to third parties except in specific circumstances. These agreements also provide for the assignment to us by any such person of any patents issued with respect to any such technologies. If these provisions are breached, we may not be able to fully perfect our rights to the technologies in question, and in some instances, we may not have an appropriate remedy available for the damages that we may incur as a result of any such breach.

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

Filing, prosecuting and defending patents on all of our products in every jurisdiction would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products and may not be covered by any patent claims or other intellectual property rights.

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

We cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future technology developments. Any such claims could be time consuming, result in costly litigation and could ultimately lead to a determination that the SolarWindow™ technology, or any of its derivatives, infringe on a third party's patent rights.

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

Compliance with environmental regulations or dealing with harmful or hazardous materials involved in our research and development, may require us to divert our limited capital resources.

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

These companies may have several competitive advantages, including:

•	significantly greater name recognition;
•	established relations with customers;
•	established distribution networks;
•	more advanced technologies and product development;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products;
•	has, or has greater access to, significantly greater financial and human resources (HR) for product development, sales and marketing, and
•	has the ability to endure potentially prolonged patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Any products developed from our SolarWindow™ technology will face competition from other companies producing solar power and/or energy harvesting or storage products.

The solar power market is intensely competitive and rapidly evolving.

Some of our competitors are better capitalized, have more employees, and have established market positions than SolarWindow. If we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve adequate sales and market share. There are a number of major multi-national corporations that produce solar power and alternative energy products, which may be competitive with those that we are seeking to develop, including Heliatek, Dyetec Solar, Dysol, Solarmer Energy, BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo, Ubiquitous Energy, Oxford Photovoltaics, ONYX Solar, among others. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power and alternative energy technologies that may have a cost basis similar to, or lower than, our SolarWindow™ Product projected costs.

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

If our products fail to gain market acceptance, we will be unable to achieve sales, market share, or profitability.

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

The sectors in which we operate experience rapid and significant changes due to the introduction of innovative technologies. Introducing new technology products and innovative services, which we must do on an ongoing basis to meet customers' needs, requires a significant commitment to research and development, which may not result in success. The company is pre-revenue and may suffer if it invests in technologies that do not function as expected or are not accepted in the marketplace; its products, systems or service offers are not brought to market in a timely manner; or products become obsolete or are not responsive to our customers' needs or requirements.

Our business model and strategy are based on growth through acquisitions, joint ventures and mergers that may be difficult to execute.

Our business model and strategy are based on growth through acquisitions, joint ventures and mergers. External growth transactions are inherently risky because of the difficulties that may arise in integrating people, operations, technologies and products, and the related acquisition, administrative and other costs.

We are dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management and technical personnel is intense in our industry. Future success depends in part on our ability to hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the area of OPV with focus in our SolarWindow™ technologies and products. A key risk is our ability to anticipate our need for certain key competences and to implement human resource solutions to recruit or improve these competences. If we are not successful in hiring and retaining qualified management and technical personnel our ability to execute on our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

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

Although our independently verified Model has shown that our SolarWindow™ technology can provide a one-year payback, it is based upon a number of assumptions that may not prove accurate. If the Model is inaccurate our SolarWindow™ technology or related product may not provide potential customers with sufficient return on investment (“ROI”) or individual rate of return (“IRR”) to be a cost-effective alternative to other available competing products.

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

We have limited experience in sales, marketing or distribution of photovoltaic and energy capture and conversion and generating products. We expect to market and sell or otherwise commercialize the SolarWindow™ technology (or any of its derivatives) through distribution and supply-chain channels, co-marketing, co-promotion or licensing arrangements with third parties. Therefore, any revenues received by us will be dependent on the efforts of third parties. If any such parties breach or terminate their agreements with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of the SolarWindow™ technology (or any of its derivatives) would be delayed or terminated, which would adversely affect our ability to generate revenues and our profitability.

We may not be able to integrate our process and/or technologies into a manufacturing process necessary to produce a manufacturable product.

Without sufficient capital, human resources, the appropriate process equipment, or required supply chain, the Company may not be capable of integrating its process and/or technologies into a manufacturing process necessary to produce a manufacturable product. The innovation of SolarWindow™ processes and technologies is a crucial strategic concern, with mounting pressure to meet anticipated power, financial, and return on investment (ROI) for our manufacturers. If we are unable to integrate of process and/or technologies into industry, SolarWindow™ product innovation can rapidly become obsolete. SolarWindow™ processes and supply chains are highly complex and continuously exposed to a variety of risks such as macroeconomic, face geopolitical pressures, regulatory requirements, environmental risk and responsibilities, and emerging markets. Integration of the company SolarWindow™ processes is critical to product development and revenue generation. If the process cannot be integrated into industry and products brought to market in a timely manner, the Company, its potential SolarWindow™ products, and ability to operate may be threatened. At this time, the integration of SolarWindow™ technologies into industrial manufacturing processes is uncertain.

While there are numerous reasons for selecting a manufacturing partner, there is considerable risk in selecting a manufacturing partner that is the correct fit for the Company. The level and severity of risk to the Company is associated with cost, resources and resource management, quality control, scaled production, complicated supply chain, location, corporate culture, management philosophy, market experience, and an adaptable business model. Based on these risks, the Company may not be able to integrate our process or technology into an existing manufacturing process with an acceptable level of risk.

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

Prior to February 26, 2018, our stock was included for trading on the OTCQB; on February 23, 2018 we received an email notification from OTC Markets Group, Inc. (the “OTC Markets”), which regulates the OTCQB, informing us that effective immediately, our stock would be quoted on the OTCPINK. This action was taken by OTC Markets pursuant to Section 4.2 of the OTCQB Standards, which generally provide that the OTC Markets may remove the Company’s securities from trading on the OTCQB market immediately and at any time, without notice, if OTC Markets, in its sole and absolute discretion, believes that the continued inclusion of the Company’s securities would impair the reputation or the integrity of OTC Markets or be detrimental to the interests of investors. Such concerns may include but are not limited to promotion, spam or disruptive corporate actions even when adequate current information is available.

The OTCPINK is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of, our common stock. We may reapply for listing on the OTCQB, which application may or may not be approved. If not approved, we expect that our stock will continue to trade on the OTCPINK

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

Our common stock is subject to regulations of the SEC applicable to “penny stock.” Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Rules 15g-1 through 15g-9 under the Exchange Act, imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

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

As of the date of this Form 10-K we had 52,959,323 shares issued and outstanding, of which 31,333,372 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, a director of ours, beneficially owns approximately 75.77% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this report, Kalen Capital Holdings LLC, a wholly owned subsidiary of KCC, a private corporation solely owned by Harmel S. Rayat, beneficially owned 54,193,515 shares (inclusive of 18,561,918 shares issuable upon exercise of outstanding warrants, conversion of the Convertible Note and the exercise of the warrants included upon conversion thereof), or approximately 75.77%, of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 35,631,598 shares of our total issued and outstanding 52,959,323 shares, is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, Mr. Rayat could use his voting influence to maintain our existing management and directors in office, or support or reject other management and Board proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered financing transactions.

The company is subject to compliance with rules requiring the adoption of certain corporate governance measures, which requires control measures for related party transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. For our year ended August 31, 2018, the Company was subject to Section 404(b) of the Sarbanes-Oxley Act which requires that the management of public companies assess the effectiveness of the internal controls over financial reporting and requires a publicly-held company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Under Section 404(b), our auditors are required to render an opinion which significantly increases the audit effort throughout the current and subsequent fiscal reporting year.

Due to the end of our second quarter, February 28, 2019, non-affiliate valuation of the Company being less than $75,000,000, the Company is not subject to the attest requirements of Section 404(b) of the Sarbanes-Oxley Act. However, should the second quarter non-affiliate valuation of the Company exceed $75,000,000 on February 28, 2020, the Company will again be subject to Section 404(b) of the Sarbanes-Oxley Act.

There are options to purchase shares of our common stock currently outstanding.

As of the date of this Form 10-K we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 2,777,334 shares of our common stock. The exercise prices of these options range from $3.28 to $5.94 per share. 2,279,334 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

The Company may sell additional equity securities in the future and your ownership interest in the Company may be diluted as a result of such sales.

The Company may sell additional equity securities in order to fully implement our business plan. Such sales will be made at prices determined by our board of directors based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prices less than the price of the shares of our common stock purchased, in which case, investors could experience dilution of their investment.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on a registered national exchange, such exchange's rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to adequately comply with any of these laws, regulations, standards or rules may result in substantial fines or other penalties and could have an adverse impact on our ongoing operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 300 Main Street, Vestal, New York 13850. The office is leased pursuant to a Professional Building Lease Agreement containing an initial term of three years through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three, the Company has the sole option to renew the lease for an additional two years through May 1, 2024.

Item 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the OTCPINK under the symbol “WNDW.” Our warrants to purchase common stock are not currently traded on any market.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCPINK:

	High	Low
Fiscal Year Ended August 31, 2020
First Quarter 2020 (September 1 – November 15, 2019)	$2.84	$2.66

Fiscal Year Ended August 31, 2019
First Quarter 2019 (September 1 – November 28, 2018)	$3.36	$1.53
Second Quarter 2019 (December 1, 2017 – February 28, 2019)	$3.50	$2.03
Third Quarter 2019 (March 1 – May 31, 2019)	$3.19	$2.10
Fourth Quarter 2019 (June 1 – August 31, 2019)	$3.84	$2.57

Fiscal Year Ended August 31, 2018
First Quarter 2018 (September 1 – November 30, 2017)	$5.38	$3.67
Second Quarter 2018 (December 1, 2016 – February 28, 2018)	$10.25	$4.96
Third Quarter 2018 (March 1 – May 31, 2018)	$5.82	$4.02
Fourth Quarter 2018 (June 1 – August 31, 2018)	$4.57	$2.61

As of November 15, 2019, there were 65 stockholders of record of our common stock, and the closing price of our common stock was $2.66 per share as reported on the OTC Markets. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any dividends on our common stock and our Board presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2019.

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

We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our financial statements over the requisite service period. We use the Black-Scholes option pricing model to calculate the fair value of stock option grants. The Black-Scholes option pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,777,334	(2)	$4.31	1,064,085
Equity compensation plans not approved by security holders	--		--	--
Total	2,777,334		$4.31	1,064,085

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

On November 26, 2018, the Company completed a self-directed offering (the “November 2018 Private Placement”) to accredited investors of 16,666,667 units of the Company’s equity securities (each a “Unit” and collectively, the “Units”) at a price of $1.50 per Unit with each Unit comprised of (a) one share of common stock; and (b) one warrant to purchase one share of common stock at a price, subject to certain adjustments, of $1.70 per share for a period of seven (7) years (the “Series T Warrant”). The unit price was based on a 15% discount to the average of the 20-day closing price (last day being Monday, November 12, 2018) of the Company's common stock as reported on the OTCQB. Pursuant to the November 2018 Private Placement, the Company issued 13,200,000 Units in exchange for cash of $19,800,000 and 3,466,667 Units for the conversion of a) $4,401,434 of the principal and unpaid interest owed under the 2013 Note; and b) $798,566 of the principal and unpaid interest owed under the March 2015 Loan. The interest payable remaining under the 2013 Note and March 2015 Loan totals $52,182. The Company agreed to repay the remaining interest from proceeds received from the November 2018 Private Placement. Of the 13,200,000 Units issued in exchange for cash, Kalen Capital Corporation purchased 13,100,000 Units.

During the year ended August 31, 2018, we entered into the following securities related transactions:

•	On September 29, 2017, the Company completed the September 2017 Private Placement of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis. (3)

•	On November 21, 2017 1) each director was granted 40,000 shares of common stock for a total issuance of 160,000 shares of common stock valued at $4.87 per share, the fair market value of our common stock on the date of issuance and 2) the Company issued Jatinder Bhogal, Director, an additional 50,000 shares valued at $4.87 per share. 75% of the 210,000 issued shares are subject to a one-year lock-up. (2)

•	From September 6, 2017 through October 30, 2017, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock. (2)

•	On September 7, 2017, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 46,097 shares of common stock. On January 4, 2018, Mr. Conklin exercised 50,000 stock purchase options on a cashless basis resulting in the issuance of 34,013 shares of common stock. (2)

•	On December 28, 2017, Alastair Livesey, a Company Director, exercised 36,667 stock purchase options on a cashless basis resulting in the issuance of 19,067 shares of common stock. (2)

•	From September 7, 2017 through April 13, 2018, three other individuals exercised a total of 105,000 stock purchase options on a cashless basis resulting in the issuance of 46,985 shares of common stock. (2)

•	On September 7, 2017, Kalen Capital Corporation (the “Investor”), a private corporation controlled by Harmel Rayat, our Chairman, and owning in excess of 10% of our issued and outstanding shares of common stock exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock. (2)

•	On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock. (2)

•	On December 28, 2017, a third party exercised their outstanding Series R Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 285,823 shares of common stock. (2)

•	From December 1, 2017 through April 30, 2018, holders of our Series P Warrants exercised 39,500 warrants at an exercise price of $3.70 per share resulting in $146,150 to the Company and the issuance of 39,500 shares of common stock. (2)

(1) See “Note 4 - Debt” under ITEM 8 of our Financial Statements for additional information.

(2) See “Note 6 – Common Stock and Warrants” under ITEM 8 of our Financial Statements for additional information.

(3) See “Note 5 – Private Placements” under ITEM 8 of our Financial Statements for additional information.

Additional Information

The United States Securities and Exchange Commission (“SEC”) maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and state the address of that site. You can obtain copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge at the SEC’s website at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. You may also visit our website at www.solarwindow.com.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual financial statements and the notes thereto, each of which are contained in Item 8 - Financial Statements and Supplementary Data.

	Years Ended August 31,
	2019	2018

Revenue	$-	$-
Loss from operations	(6,410,865)	(5,553,583)
Interest income	315,344	-
Gain on disposal of asset	-	326
Interest expense	(128,239)	(477,566)
Accretion of debt discount	(663,918)	(823,724)
Net loss	(6,887,678)	(6,854,547)

Per Share Data:
Income (loss) per common share
Basic loss per share	$(0.14)	$(0.19)
Diluted loss per share	$(0.14)	$(0.19)
Weighted average common shares outstanding:
Basic	48,986,720	36,020,453
Diluted	48,986,720	36,020,453
Dividends declared per basic weighted average common shares outstanding	$-	$-

Balance Sheet Data:

	As of August 31,
	2019	2018
Cash	$16,604,011	$696,826
Total assets	$18,668,497	$929,234
Total debt obligations	$-	$4,460,025
Total liabilities	$221,215	$4,553,641
Total stockholders' equity (deficit)	$18,447,282	$(3,624,407)

Cash Flow and Related Data:

	Years Ended August 31,
	2018	2017
Net cash (used in) operating activities	$(2,545,151)	$(2,920,772)
Purchases of equipment	$(1,347,664)	$(2,581)
Proceeds from the issuance of equity securities	$19,800,000	$2,949,326

Item 7. Management’s Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SolarWindow Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

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

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings. SolarWindow™ coatings is an OPV device comprised of ultra-thin layers that can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent electricity-generating coatings and technology is capable of harvesting light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the United States alone. Our SolarWindow™ technology is the subject of over sixty (60) U. S. and international patent, and thirty (30) trademark application filings for our electricity-generating coating and SolarWindow™ technology development efforts.

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “NREL CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”); and the award of the Company’s first-ever advanced materials manufacturing Cooperative Research and Development Agreement (AMM CRADA) from the U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO). The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semitransparent organic photovoltaic (OPV) modules compatible with high process speeds for many different advanced material manufacturing systems.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our more important milestones includes:

•	SolarWindow™ coatings were successfully processed through a rigorous laminated commercial window glass fabrication autoclave system. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at a commercial glass fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with autoclave production equipment.

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (ORNL) and partnering with Argonne National Laboratory (ANL), Lawrence Berkeley National Laboratory (LBNL), and the National Renewable Energy Laboratory (NREL). The CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	our SolarWindow™ transparent electricity-generating glass modules were successfully processed through the rigorous autoclave system for window glass lamination at a commercial window fabricator;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect;

•	filed over ninety (90) U. S. and international patent and trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™– Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces;
•	SolarWindow™ - PowerWrap™ - A proprietary product under development that plans to feature multiple colors and high-power production; and and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

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

We plan to advance the technical and product development, and subsequent commercialization of our SolarWindow™ technologies and products through research and development agreements, licensing, joint venture arrangements, and co-marketing and co-promotion and distribution arrangements with third party collaborators. We are actively seeking additional technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds for development of a large sales and marketing organization. We have not yet entered into any such arrangements for these services.

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

On November 8, 2018, the Company entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA with the Alliance for Sustainable Energy. Under the terms of the NCTE, all terms and conditions of the CRADA remain in full force and effect without change, with a new completion date of December 21, 2019. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of August 31, 2019, the Company made $580,879 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheets.

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

The purpose of this project is to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Year ended August 31, 2019 compared to the year ended August 31, 2018

Operating Expenses

A summary of our operating expenses for the years ended August 31, 2019 and 2018 follows:

			2019 compared to 2018
	Year Ended August 31,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$1,438,111	$1,581,316	$(143,205)	-9%
Research and product development	1,013,387	1,134,242	(120,855)	-11%
Stock compensation	3,959,367	2,838,025	1,121,342	40%
Total Operating expense	$6,410,865	$5,553,583	$857,282	15%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the year ended August 31, 2019 compared to the year ended August 31, 2018, SG&A costs decreased due primarily to a $192,000 reduction in investor communications related fees and $10,000 reduction in travel related costs offset by $24,000 increase in personnel costs, $30,000 increase in professional services related costs and $5,000 increase in other administrative costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. R&PD costs slightly decreased in 2019 compared to 2018 primarily as a result of the Company streamlining its development focus on improving SolarWindow™ technology efficiency and transparency; optimizing electrical power (current and voltage) output; and improving performance, processing, reliability, and durability of SolarWindow™ coatings.

Stock Compensation

The Company grants stock options to its Directors, employees and consultants and has issued stock to its Directors. Stock compensation represents the expense associated with the amortization of our stock options and issuance of common stock. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock compensation expense increased approximately $1,121,000 to $3,959,000 during the year ended August 31, 2019 compared to $2,838,000 during the year ended August 31, 2018. The increase is due to the July 5, 2019 grant of 1,506,000 options of which 1,008,000 options, representing $2,449,000 of expense, vested upon grant with 498,000 options, representing $59,000 of expense in 2019, vesting over five years offset by no common stock issuances to our Directors in 2019 compared to 210,000 shares of common stock issued to our directors in 2018 valued at $1,023,000.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2019 and 2018 follows:

	Years Ended August 31,		Increase /
	2019	2018	(Decrease)
Other income (expense)
Interest income	$315 344	$-	$315,344
Gain on disposal of assets	-	326	(326)
Interest expense	(128,239)	(477,566)	(349 327)
Accretion of debt discount	(663,918)	(823,724)	(159,806)
Total other income (expense)	$(476,813)	$(1,300,964)	$(824,151)

“Interest income” relates to the interest earned on our cash. “Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to those notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained therein. On November 26, 2018, the Investor converted all outstanding debt resulting in the elimination of further interest expense and an increase in accretion due to the recognition of all remaining debt discount related to the 2013 Note. For additional information, see “NOTE 4 – Debt” and “NOTE 5 – Private Placements” to our Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of August 31, 2019, the Company had $16,604,011 of cash and cash equivalents compared to $696,826 as of August 31, 2018. We have financed our operations primarily from the sale of equity and debt securities. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Years Ended August 31,		2019 compared to
	2019	2018	2018
Operating activities	$(2,545,151)	$(2,920,772)	$375,621
Investing activities	(1,347,664)	(2,581)	(1,345,083)
Financing activities	19,800,000	2,949,326	16,850,674
Net increase in cash	$15,907,185	$25,973	$15,881,212

Operating Activities

Net cash used in operating activities totaled $2,545,151 for the year ended August 31, 2019 as compared to $2,920,772 for the year ended August 31, 2018. The $375,621 decrease was primarily the result of lower investor communications fees ($192,000) and increased interest income ($315,000) offset by higher prepayments to NREL ($447,000) and higher personnel and professional fees ($54,000).

Investing Activities

Net cash used in investing activities totaled $1,347,664 for the year ended August 31, 2019 as compared to $2,581 for the year ended August 31, 2018. The $1,345,083 increase was the result of the purchase of a computer, office equipment, office furniture and primarily various production and R&D equipment, including payments to date totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That equipment is currently being fabricated to meet our process and product fabrication standards and requirements.

Financing Activities

Net cash provided by financing activities totaled $19,800,000 for the year ended August 31, 2019, compared to $2,949,326 for the year ended August 31, 2018. During the year ended August 31, 2019, the Company received proceeds of $19,800,000 from the November 2018 Private Placement whereas during the year ended August 31, 2018, the Company received proceeds of $394,150 from the exercise of a total of 119,500 Series O Warrants and Series P Warrants and $2,555,176 from the September 29, 2017 private placement of 821,600 units of our securities.

Indebtedness

None.

Other Contractual Obligations

The Company entered into an operating lease for office space with a term from May 1, 2019 through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. For additional information, see Note 8 – Lease, located in the footnotes to our financial statements.

During 2019 the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That equipment is currently being manufactured to our particular specifications. We expect the additional $510,345 will be paid during the quarter ending February 29, 2020. For additional information, see Note 3 – Equipment, located in the footnotes to our financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2019 and 2018.

Recently Issued Accounting Standards

See Note 2 to our Financial Statements for more information regarding recent accounting standards and their impact to our results of operations and financial position.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed by our Board. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Note 2 - Summary of Significant Accounting Policies, to the Notes to Financial Statements which discusses the significant accounting policies that we have adopted.

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

New Accounting Standards to be Adopted Subsequent to August 31, 2019

None.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to “Note 9 - Related Party Transactions” to our Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in this Annual Report and in the documents incorporated by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not carry any balances that are materially exposed to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to the financial statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2019, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (comm. only referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of August 31, 2019.

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

The Company began implementing new and more robust internal controls during our fiscal year ended August 31, 2018 and has continued to take actions to remediate the material weaknesses in our internal controls over financial reporting identified above, including implementing additional processes and controls designed to address the underlying causes associated with the above mentioned material weaknesses. The Company’s internal control implementation and remediation efforts include the following:

•	On June 6, 2018, we engaged the services of a risk and compliance consulting firm to assist in our evaluation and implementation of internal controls and remediation of identified control deficiencies;

•	On October 22, 2018, we appointed Steve Yan-Klassen, CPA, CMA as our CFO in an effort to provide senior financial oversight and increased segregation of duties;

•	Since November 30, 2018, we have been performing more extensive and frequent reviews of critical estimates, journal entries, complex calculations, the financial close and financial reporting processes;

•	Realigning certain roles to provide better segregation of duties and implementing stronger user access controls;

•	Implementation of new policies and procedures related to controls over various operating activities;

•	The hiring of additional staff and modification of duties of existing staff in connection with our remediation efforts;

•	Regular onsite and offsite backups of critical electronic data;

•	Regular informal and formal meetings of Board members who also have been incorporated into the review process of all financial statement filings, and

•	The Board has been strengthened by the addition of an audit committee and three independent directors, including the June 14, 2019 appointment of Gary Parmar, CPA, CA, who will chair our Audit Committee, bringing the total independent directors to 4 of 7 total directors. The 4 independent directors listed below qualify as an “independent director” under the standards of independence of the FINRA listing standards. Our entire Board of Directors is comprised of the following individuals:

Harmel Rayat, Chairman – Not independent

John Conklin, CEO – Not independent

Jatinder Bhogal, Consultant to the Company – Not independent

Dr. Alastair Livesey – Independent

Bob Levine – Independent (Date of appointment – December 17, 2018)

Steve Horvitz – Independent (Date of appointment – April 17, 2019)

Gary Parmar, CPA, CA – Independent (Date of appointment – June 14, 2019)

We continue to monitor our control environment and will implement additional controls and processes utilizing internal resources, and outside resources (when deemed necessary) to strengthen our controls over the financial reporting and disclosure process as applicable in order to meet the needs of our growing organization.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of seven members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
Harmel S. Rayat	58	Chairman of the Board of Directors	March 15, 2018
John A. Conklin	60	President, Chief Executive Officer (principal executive officer) and Director	August 9, 2010
Steve Yan-Klassen	51	Treasurer and Chief Financial Officer (principal financial officer)	October 22, 2018
Justin Frere, CPA	47	Controller (principal accounting officer) and Secretary	July 5, 2019
Alastair Livesey	62	Director	September 19, 2007
Jatinder Bhogal	52	Director	August 7, 2017
Bob Levine	70	Director	December 7, 2018
Steve Horovitz	60	Director	April 17, 2019
Gary Parmar, CPA, CA	48	Director, Audit Committee Chair	June 14, 2019

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Harmel S. Rayat. Since the 1990s, Mr. Rayat has provided strategic capital and managerial guidance to a number of entities in various industries, including advertising, biotechnology, news distribution, alternative energy and commercial real estate. Mr. Rayat, a founding shareholder of SolarWindow Technologies, Inc., was invited to join the Board due to his experience in finance, marketing, management and technology start-ups generally. Mr. Rayat is the President and sole stockholder of KCC, which beneficially owns approximately 75.77% of our issued and outstanding stock. Mr. Rayat is also a director and through KCC a controlling stockholder of RenovaCare, Inc. For more information on KCC’s holdings please refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

John A. Conklin. Mr. Conklin is founder of Tellurium Associates, LLC, an industrial and environmental process design and operations consulting company, and founder of National Solar Systems, LLC, a New York based renewable energy firm. Mr. Conklin has studied chemical engineering, chemical technology, industrial systems engineering, product development, strategic facilities planning, project management; and numerous industrial, safety and renewable energy programs. With over 32 years of industrial process and renewable and alternative energy experience, Mr. Conklin has consulted regarding and overseen the technical and business requirements of over 50 technology, manufacturing and industrial companies, ranging from start-ups to Fortune 500 companies, including industry leaders such as Lockheed Martin and TDI Power, a global manufacturer of power systems. Mr. Conklin serves as our President and Chief Executive Officer and brings a combination of technical, business and hands-on alternative and renewable energy experience.

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

Justin Frere, CPA. Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary on July 5, 2019. Mr. Frere continues to serve the Company as its Controller. Mr. Frere has over 20 years of experience as a hands-on CFO/Controller level finance and administration professional with extensive operational and analytical experience as a consultant, CFO and controller. From 2001 through present, Mr. Frere has been principal of Frontline Accounting performing CFO/controller, and financial analyst services for various public and private domestic and international clients. Mr. Frere has been the primary party responsible for accounting, drafting and filing SEC forms 10-K, 10-Q, S-1, and 8-K and interacting with auditors and the SEC in support of public reporting. Mr. Frere started his career at KPMG in their assurance practice. Mr. Frere earned a Bachelors of Science in accounting and finance from California Polytechnic State University in San Luis Obispo (1996), California Certified Public Accountant designation (1998) and MBA with a Finance emphasis from San Diego State University (2001).

Alastair Livesey. Dr. Livesey earned his B.A. in Science from the University of Cambridge in 1979, followed by an M.A. and Ph.D. in materials science from the Cavendish Physics Laboratory at the University of Cambridge in 1982 and 1984, respectively. From May 2001 to July 2007, Dr. Livesey was employed by Energy Conversion Devices, Inc. During his tenure at Energy Conversion Devices, Dr. Livesey held several positions, including Director of Integrated Hydrogen Energy Systems, Head of New Business Development and Strategic Planning, and Director, Cognitive Computer Business Development and Architecture Design. In these roles, he led projects involving product development and commercialization, strategic and business planning, new business development, joint venture partnerships, financing, human resources, information technology, and public relations across a diverse range of technologies including hydrogen storage, thin-film solar cells, advanced batteries, and fuel cells. From August 2007 to the present, Dr. Livesey has worked as an independent consultant in the alternative and renewable energy field. In April 2010, Dr. Livesey was appointed as the Managing Director of Diverse Energy Ltd, a UK firm developing and assembling fuel cell power plants to replace diesel generators. Dr. Livesey subsequently left Diverse Energy and started a new company, Africa Power Ltd., to sell low-carbon and renewable power in Africa. Dr. Livesey was invited to join the Board due to, and we continue to benefit from, his experience with scientific research, and product and business development.

Jatinder S. Bhogal. Mr. Jay (Jatinder) S. Bhogal, President & CEO of Vector Asset Management, brings 20 years of experience helping finance and build companies in diversified industries, including: online media, health services, medical devices, drug discovery, vaccine production, renewable and alternative energy, fossil fuels, and others. Numerous breakthrough technologies supported by Mr. Bhogal have grown from inception to achieve $300 million-plus market capitalization. As a private investor, director, and executive, Mr. Bhogal has incubated and directed ventures and projects in collaboration with leading research institutions and government agencies, including: United States Department of Energy’s National Renewable Energy Laboratory, University of California Berkeley, Dartmouth College, NASA’s International Space Station National Laboratory Initiative (on board the Space Shuttle ‘Endeavour’ with USDA; mission STS-126), and others.

Bob Levine. Mr. Levine has been with Avison Young since 1994 and is one of the founding partners of the company which, with the purchase of GVA in the U.K. early in the New Year, will have 120 offices in 25 countries and 5,000 real estate professionals. Since 2008, Avison Young has been one of the fastest growing commercial real estate companies in the world. Having recently retired from the Board of Directors of Avison Young after 10 years’ service, Mr. Levine remains on Avison Young’s Executive Committee. Mr. Levine has 40 years of experience in commercial real estate sales, leasing, and advisory roles and has worked with many leading developers, equity partners, and renowned investors. Having consummated many billions of dollars in transactions, he has been responsible for the sale of numerous landmark and Class-A office buildings, shopping centers, industrial properties, and major development sites.

Steve Horovitz. Since September 2018, Mr. Steve Horovitz has been with Omicron Development Inc. as a member of the senior management team leading the full cycle of property project acquisition, design, marketing, leasing, construction and post development activities. Omicron is one of the largest integrated development, design and construction firms in Western Canada, combining the expertise of 150 real estate development strategists, architects, interior designers, engineers, cost estimators, project managers and builders.

Between November 2008 and August 2018, Mr. Horovitz was part of the senior management team at Reliance Properties Ltd., a privately owned 50-year old real estate holding and development company involved with award winning heritage building restorations and ground-up residential and office developments.

Omicron Development Inc. and Reliance Properties Ltd. are not affiliated with SolarWindow Technologies, Inc.

Mr. Horvitz has not served as a director of a public company or any company registered as an investment company in the past 5 years.

Gary P. Parmar, CPA, CA. Mr. Parmar is a Partner and Regional Leader of Technology Media Telecommunications with MNP, a leading Canadian national accounting, tax and business consulting firm. Based in Kelowna, Gary provides accounting, tax, financial planning and business management advice to private enterprises and family-owned businesses, helping them increase profits, grow their operations and achieve their goals. With more than 20 years of experience, Gary understands his clients’ unique challenges and delivers creative solutions that help them maximize wealth while keeping taxes to a minimum. His services include assisting with tax planning regarding incorporation, income management, succession planning, business management, the purchase and sale of businesses and estate planning. Gary’s clients rely on him to help them structure their businesses to facilitate various types of projects and transactions, as well as assess the validity of deals and arrange financing. A trusted advisor, he provides ongoing management consulting to assist with job costing, managing working capital and maximizing profitability. Committed to building and nurturing long-term relationships, Gary has worked with a broad range of clients, including real estate developers, builders, agricultural producers, professionals and companies in the technology, media telecommunications industries. A Chartered Professional Accountant (CPA) who qualified as a Chartered Accountant (CA), Gary has a Bachelor of Commerce degree from the University of Alberta, where he majored in accounting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act, we are not required to make the disclosures required by Item 405 of Regulation SK.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that our company is managed for the long-term benefit of our stockholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and the practices of other public companies. As a result, we have adopted policies and procedures that we believe are in the best interests of SolarWindow and our stockholders.

Corporate Governance Guidelines; Code of Conduct and Ethics

Our Corporate Governance Guidelines assist our board of directors in the exercise of its duties and responsibilities and to serve the best interests of SolarWindow and our stockholders. These guidelines, which provide a framework for the conduct of our board’s business addresses the role of a director, Board composition, Board meetings, access to management, Board compensation and other topics.

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics.

We have posted a copy of our Corporate Governance Guidelines and Code of Ethics and Business Conduct on the Investor section of our website at https://www.solarwindow.com/investors/corporate-governance/. Our full Board of Directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Corporate Governance” section of our website.

Board Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that four of our seven directors, including Dr. Alastair Livesey, Bob Levine, Steve Horovitz and Gary Parmar, qualify as “independent” directors.

Board Leadership Structure

We currently have two executive officers and seven directors; four of which are independent. At present, Mr. Rayat serves as the Chairman of the Board, Mr. Conklin serves as our Chief Executive Officer and Mr. Yan-Klassen serves as our Chief Financial Officer.

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company and its stockholders. Our Board believes that the current leadership structure, which separates the Chairman and Chief Executive Officer roles, enhances the accountability of our Chief Executive Officer to our Board and encourages balanced decision making. Our Board also adopted this leadership structure in recognition of the differences in responsibilities. While our Chief Executive Officer is responsible for the day-to-day leadership and operations of the Company, the Chairman of the Board provides guidance to our Board and sets the agenda for Board meetings. Our Chairman also provides performance feedback on behalf of our Board to our Chief Executive Officer. Our Board also considered that our Audit Committee, which oversees critical matters such as the integrity of our financial statements, consist entirely of independent directors. Our Board has reviewed our current Board leadership structure, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company.

Board Committees

Audit Committee

Our Board has established a separately-designated independent Audit Committee of the Board in accordance with Section 3(a)(58)(A) of the Exchange Act for the purpose of overseeing our accounting and financial reporting processes and the audits of our annual financial statements. Our Audit Committee currently consists of Mr. Parmar (Chair), Mr. Levine and Mr. Horovitz. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each of the members of the Audit Committee is independent as determined under Rule 10A-3 of the Exchange Act. Our Board has determined that Mr. Gary Parmar is an audit committee financial expert (as that term is defined in Item 407 of Regulation S-K under the Exchange Act). The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at https://www.solarwindow.com/investors/corporate-governance/.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board should be large enough to maintain our required expertise but not too large to function inefficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of Directors, the Board may consider nominees recommended by stockholders as deemed appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to Mr. John A. Conklin, President & CEO, 300 Main Street, Suite 6, Vestal, NY 13850, or Mr. Harmel S. Rayat, Chairman of the Board, Suite 700, 688 West Hastings Street, Vancouver, BC, V6B 1P1 that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2019, all directors attended at least 75% or more of the aggregate of the meetings of the Board. The Board met one (1) time and acted by written consent Twelve (12) times during the fiscal year ended August 31, 2019; the Audit Committee was established in July 2019 and did not meet nor act by written consent during the fiscal year ended August 31, 2019. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2019.

The Audit Committee is the only standing committee of the Board of Directors. The full Board is responsible for performing the functions of: (i) the Compensation Committee and (ii) the Nominating Committee.

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

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at SolarWindow Technologies, Inc., Attention: John A. Conklin, 300 Main Street, Suite 6, Vestal, NY 13850, or Mr. Harmel S. Rayat, Chairman of the Board, Suite 700, 688 West Hastings Street, Vancouver, BC, V6B 1P1. The Board will review and respond to all correspondence received, as appropriate.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;

•	motivate and reward executives whose experience and skills are critical to our success;

•	reward performance; and

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2019 and Fiscal 2018:

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
John A. Conklin (4) President, Chief Executive Officer and Director	2019	275,000	-	-	117,500	35,233	427,733
	2018	257,167	-	194,800	5,834,168	25,992	6,312,127
Steve Yan-Klassen (5) Chief Financial Officer	2019	15,497	-	-	117,500	-	132,997
	2018	-	-	-	-	-	-

(1) The amounts in this column represent the aggregate grant date fair value of restricted stock grants granted in Fiscal 2018, determined in accordance with FASB ASC Topic 718. During Fiscal 2018, 40,000 shares of common stock were awarded to Mr. Conklin for his service to the Company as a director, see “NOTE 6 – Common Stock and Warrants” of our notes to financial statements contained in this annual report.

(2) The amounts in this column represent the aggregate grant date fair value of stock option awards granted, determined in accordance with FASB ASC Topic 718. In Fiscal 2018 Mr. Conklin was awarded (i) 1,008,000 stock purchase options with an exercise price of $5.35 per share, fair value per share of $5.64 per share and vest monthly over four years; and (ii) 40,000 stock options with an exercise price of $4.87 per share, fair value per share of $3.76 and one year vesting. In Fiscal 2019, each of Mr. Conklin and Mr. Yan-Klassen were awarded 50,000 stock options with an exercise price of $3.54, fair market value of $2.35 per share and five year vesting, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(3) The amounts in this column represent vacation pay and health insurance premium reimbursement to our employees who generally maintain private insurance coverage and are reimbursed an agreed upon amount each month to offset their out-of-pocket medical insurance premiums.

(4) On December 27, 2017, we and Mr. Conklin entered into an employment agreement (the “2018 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $275,000, received a grant of 1,008,000 stock options and was entitled to a medical insurance premium reimbursement stipend of $2,166 per month. On October 22, 2018, Mr. Conklin resigned as Chief Financial Officer commensurate with the appointment of Steve Yan-Klassen as the Company’s Chief Financial Officer.

(5) Effective October 22, 2018, we appointed Steve Yan-Klassen to serve as our Chief Financial Officer. Mr. Yan-Klassen has no employment agreement. Mr. Yan-Klassen resides in Vancouver, Canada and will receive an annual salary of $31,500 Canadian dollars.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2019.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
John A. Conklin (1)	420,000	588,000	5.35	1/1/2028
	40,000	-	4.87	11/21/2027
	2,500	47,500	3.54	7/5/2025
Steve Yan-Klassen	2,500	47,500	3.54	7/5/2025

(1) On January 1, 2018, pursuant to the 2018 Employment Agreement, we granted a stock option to purchase 1,008,000 shares of our common stock. On November 21, 2017, pursuant the grant of stock options to our Board for their services, we granted a stock option to purchase 40,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock to each Mr. Conklin and Mr. Yan-Klassen. For the terms of the employment agreement between us and Mr. Conklin, please refer to footnote (1) to the Summary Compensation table in “ITEM 11. EXECUTIVE COMPENSATION.”

Employee directors, of which Mr. Conklin is the only individual, are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

Potential Payments upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

On January 1, 2018, we entered into the 2018 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2018 Employment Agreement, Mr. Conklin will receive an annual salary of $275,000, medical insurance reimbursement stipend currently at the rate of $2,166 per month and a grant to purchase 1,008,000 stock options. Additionally, in the event that Mr. Conklin’s employment is terminated without cause or a result of disability, he will be entitled to receive up to (i) six monthly payments as in effect on the date of termination if terminated prior to December 31, 2018; (ii) four monthly payments as in effect on the date of termination if terminated after December 31, 2018 and prior to December 31, 2019; (iii) three monthly payments as in effect on the date of termination if terminated after December 31, 2019 and prior to December 31, 2021. In addition to the delivery of the applicable severance payment, 50% of the then unvested stock options shall vest as of the termination date. Mr. Conklin has the right to exercise the vested options within two years from the termination date, after which all unexercised vested options will terminate. In the event of termination for reasons other than cause, death or disability or for good reason the cash severance due to Mr. Conklin would be $91,667 as of August 31, 2019.

COMPENSATION OF DIRECTORS

Our directors play a critical role in guiding our strategic direction and overseeing the management of our Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. Our non-employee directors are compensated based upon their respective levels of Board participation and responsibilities, including service on Board Committees. Our employee directors receive no separate compensation for their service as directors. Our Board determines the non-employee directors’ compensation for serving on the Board and its committee(s). In establishing director compensation, the Board is guided by the following goals:

•	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•	compensation should align the directors’ interests with the long-term interests of stockholders; and

•	compensation should assist with attracting and retaining qualified directors.

For their services as directors, non-employee directors received cash compensation of $1,750 per quarter during 2019 pro-rated to the date they join the Board of Directors. Beginning on September 1, 2019, the audit committee chair will receive an additional $750 per quarter. During fiscal 2018, Directors received cash compensation of $4,750 per quarter. The decrease in cash compensation from 2018 to 2019 was the result of realigning the compensation to better reflect the size of the Company and scope of non-employee director involvement.

During fiscal 2018, each non-employee director was granted 40,000 shares of common stock with an additional 50,000 share issuance to Jatinder Bhogal for a total issuance of 170,000 shares of common stock valued at $4.87 per share, or $827,900 in aggregate. Additionally, during fiscal 2018, each non-employee director received 40,000 stock purchase options with an additional 50,000 option issuance to Jatinder Bhogal for a total issuance of 170,000 options valued at $3.76 per share using the Black-Scholes Option Pricing Model, or $639,880 in aggregate.

During fiscal 2019, the Company’s Board granted 50,000 stock options to each of our non-employee directors and an additional 2,000 stock options to our three Audit Committee Board members with an additional 1,008,000 stock option awarded to Jatinder Bhogal for a total issuance of 1,264,000 (of 1,506,000 total stock options granted in 2019) with a weighted average value of $2.40 per share using the Black-Scholes Option Pricing Model, or $3,051,540 in aggregate.

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee director for service as a director during Fiscal 2019 and Fiscal 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Alastair Livesey (3)	7,000	-	117,500	124,500
Joseph Sierchio (4)	2,692	-	-	2,692
Jatinder S. Bhogal(5)	7,000	-	2,566,940	2,573,940
Bob Levine (6)	4,919	-	122,200	127,119
Steve Horovitz (6)	2,625	-	122,200	124,825
Gary Parmar (6)	1,527	-	122,200	123,727
Harmel S. Rayat (7)	1	-	-	1
Total 2019 director compensation	25,764	-	3,051,040	3,076,804

Alastair Livesey (3)	18,750	194,800	150,560	364,110
Joseph Sierchio (4)	18,750	194,800	150,560	364,110
Jatinder S. Bhogal(5)	18,750	438,300	338,760	795,810
Harmel S. Rayat (6)	-	-	-	-
Total 2018 director compensation	56,250	829,700	639,880	1,524,030

(1) The amounts in this column represent the aggregate grant date fair value of restricted stock grants granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “NOTE 6 – Common Stock and Warrants” of our notes to financial statements contained in this annual report

(2) The amounts in this column represent the aggregate grant date fair value of stock option awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. See “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(3) During Fiscal 2018, Mr. Livesey received 40,000 shares of restricted stock valued at the closing price of our stock on the date of grant ($4.87 per share). During Fiscal 2019 Mr. Livesey received 50,000 stock options with an exercise price of $3.54 per share, fair market value of $2.35 per share and five year vesting. During Fiscal 2018 Mr. Livesey received 40,000, stock options with an exercise price of $4.87 per share, fair market value of $3.76 per share and one year vesting.

(4) During Fiscal 2018, Mr. Sierchio received 40,000 shares of restricted stock valued at the closing price of our stock on the date of grant. During Fiscal 2018, Mr. Sierchio received 40,000 stock options with an exercise price of $4.87 per share, fair market value of $3.76 per share and one year vesting. Mr. Sierchio resigned from the Board effective October 22, 2018.

(5) Mr. Bhogal became a director of the Company effective August 7, 2017. During Fiscal 2018, Mr. Bhogal received 90,000 shares of restricted stock valued at the closing price of our stock on the date of grant ($4.87 per share) and 90,000 stock options with an exercise price of $4.87 per share, fair market value of $3.76 per share and one year vesting. During Fiscal 2019, Mr. Bhogal received 50,000 stock options with an exercise price of $3.54 per share, fair market value of $2.35 per share and five year vesting. Additionally, During Fiscal 2019, Mr. Bhogal received 1,008,000 stock options with an exercise price of $3.54 per share, fair market value of $2.43 per share and immediate vesting of the entire award.

(6) During Fiscal 2019, Mr. Levine, Mr. Horovitz and Mr. Parmar each received 52,000 stock options with an exercise price of $3.54 per share, fair market value of $2.35 per share and five year vesting.

(9) Mr. Rayat became a director of the Company effective March 15, 2018. Mr. Rayat’s annual compensation for serving as Chairman of the Board of Directors is $1.00 per year.

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2019:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Alastair Livesey	39,167	47,500
Jatinder S. Bhogal	1,100,500	47,500
Bob Levine	2,600	49,400
Steve Horovitz	2,600	49,400
Gary Parmar	2,600	49,400
Harmel S. Rayat (1)	n/a	n/a
Total	1,147,467	243,200

(1) Mr. Rayat, Chairman, has chosen to not receive any stock option related compensation.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our Amended and Restated Bylaws designate the relative duties and responsibilities of our officers and establish procedures for actions by directors and stockholders and other items. Our bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. For additional information, see Exhibit 4.34 to this Annual Report.

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 22, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 12, 2019 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
John A. Conklin (3)	765,110	1.43
Jatinder S. Bhogal (4)	1,193,000	2.21
Alastair Livesey (5)	90,734	*
Bob Levine (6)	71,666	*
Justin Frere (7)	15,000	*
Steve Yan-Klassen (8)	5,000	*
Gary Parmar (8)	5,000	*
Steve Horovitz (8)	5,000	*
All Directors and Officers as a Group (8 people)	2,150,510	3.93

5% Shareholders
Kalen Capital Corporation (6) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	54,193,516	75.77

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 300 Main Street, Vestal, NY 13850

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 52,959,323 shares of common stock issued and outstanding on a fully diluted basis as of September 30, 2019. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 195,110 shares of common stock and 549,000 shares of common stock reserved for issuance upon the exercise of vested stock options, including 42,000 shares issuable upon exercise of options expected to vest on or before January 1, 2020. Does not include 549,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(4) Includes 90,000 shares of common stock and 1,103,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 45,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(5) Includes 49,067 shares of common stock and 41,667 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 45,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(6) Includes 33,333 shares of common stock, 33,333 shares of common stock reserved for issuance upon the exercise of a Series T Warrant and 5,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 45,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(7) Includes 15,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 45,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(8) Includes 5,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 45,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(9) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat, our Chairman. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of the date of this prospectus based upon the review of our transfer records and information provided to us by Kalen Capital Corporation and includes: (a) 35,631,598 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; (b) up to 246,000 shares issuable upon exercise of a Series M Warrant; (c) up to 767,000 shares issuable upon exercise of a Series N Warrant; (d) up to 213,500 shares issuable upon exercise of a Series P Warrant; (e) up to 468,750 shares issuable upon exercise of a Series R Warrant; (f) up to 300,000 shares issuable upon exercise of a Series S-A Warrant; and (g) 16,566,668 shares issuable upon exercise of a Series T Warrant.

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

Transactions with Related Persons

The following is a description of each transaction since the beginning of 2018, and each currently proposed transaction, in which:

•	we have been or are to be a participant;

•	the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years; and

•	any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of the transactions in issue, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Please refer to Note 9, “Related Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K for a description of certain related party transactions. All of such disclosure is incorporated herein by reference.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Board appointed Marcum LLP (“Marcum”) as the company’s independent registered public accounting firm beginning for the fiscal year ending August 31, 2018. Marcum has served as the company’s registered public accountant since October 2018.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for services related to the fiscal years ended August 31, 2019 and 2018, by Peterson and Marcum:

	2019	2018
Audit Fees (1)	$135,335	$146,100
Audit Related Fees (2)	-	12,800
Tax Fees (3)	8,500	5,300
Total	$143,835	$164,200

(1) Audit fees consist of fees billed for professional services performed by Marcum as applicable, for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements.

(2) Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements

(3) Tax fees consist of fees for professional services, including tax consulting and compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1)	Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2019 and 2018;

•	Statements of Operations for the years ended August 31, 2019 and 2018;

•	Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2019 and 2018;

•	Statements of Cash Flows for the years ended August 31, 2019 and 2018; and

•	Notes to Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	$3,000,000 Convertible Promissory Note dated October 7, 2013 (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.2	Series I Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.3	Registration Rights Agreement dated October 7, 2013, entered into between New Energy Technologies, Inc. and Kalen Capital Corporation (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.4	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.5	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.6	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.7	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.8	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.9	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.11	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.12	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.13	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.14	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.15	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.16	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.17	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.19	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.21	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.22	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.23	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.25	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.26	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.27	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.28	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.29	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.30	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.31	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.32	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.33	Amended and Restated Articles*

4.34	Amended and Restated Bylaws*

10.1	Form of Lock-Up Agreement dated November 15, 2016, between SolarWindow, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to the Form 8-K filed on November 18, 2016)

10.2	Form of Lock-Up Agreement dated January 5, 2016, between SolarWindow Technologies, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to Form 8-K filed on January 7, 2016)

10.3	Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC., (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.4	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.5	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.6§	Employment Agreement dated January 1, 2014, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 31, 2014)

10.7§	Employment Agreement dated December 27, 2017, between SolarWindow Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 3, 2018)

10.8	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

10.9	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.11	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.12	Lease dated May 1, 2019 between Rose Claudia of the Vestal Professional Building and Registrant for 300 Main Street, Suite 6, Vestal, New York (Incorporated by reference to Form 10-Q filed on July 9, 2019)

23.2	Consent of Marcum, LLP*

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

31.1	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.

By:	/S/ John A. Conklin
John A. Conklin
Chief Executive Officer and Director
(principal executive officer)
Date:	November 18, 2019

By:	/S/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer
(principal financial officer)
Date:	November 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Conklin	Chief Executive Officer and Director	November 18, 2019
John A. Conklin	(principal executive officer)

/S/ Steve Yan-Klassen	Chief Financial Officer	November 18, 2019
Steve Yan-Klassen	(principal financial officer)

/S/ Justin Frere, CPA	Controller and Secretary	November 18, 2019
Justin Frere, CPA	(principal accounting officer)

/s/ Harmel S. Rayat	Chairman and Director	November 18, 2019
Harmel S. Rayat

/s/ Alastair Livesey	Director	November 18, 2019
Alastair Livesey

/s/ Jatinder Bhogal	Director	November 18, 2019
Jatinder Bhogal

/s/ Bob Levine	Director	November 18, 2019
Bob Levine

/s/Steve Horovitz	Director	November 18, 2019
Steve Horovitz

/s/Gary Parmar, CPA, CA	Director	November 18, 2019
Gary Parmar, CPA, CA

SOLARWINDOW TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc., (the “Company”) as of August 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the one two years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Melville, NY

November 18, 2019

SOLARWINDOW TECHNOLOGIES, INC.

BALANCE SHEETS

	August 31,
	2019	2018
ASSETS
Current assets
Cash	$16,604,011	$696,826
Deferred research and development costs	580,879	133,975
Prepaid expenses and other current assets	46,832	58,819
Total current assets	17,231,722	889,620

Operating lease right-of-use asset	65,646	-
Equipment, net of accumulated depreciation of $68,858 and $50,509, respectively	1,368,929	39,614
Security deposit	2,200	-
Total assets	$18,668,497	$929,234

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$97,549	$93,616
Related party payables	57,933	-
Current maturities of operating lease	23,169	-
Total current liabilities	178,651	93,616

Non-current operating lease	42,564	-
Bridge note payable to related party	-	600,000
Convertible promissory note payable to related party, net of discount of $0 and $663,918, respectively	-	2,336,082
Interest payable to related party	-	1,523,943
Total long term liabilities	42,564	4,460,025
Total liabilities	221,215	4,553,641

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 and 36,292,656 shares issued and outstanding at August 31, 2019 and 2018, respectively	52,959	36,293
Additional paid-in capital	71,166,300	42,223,599
Retained deficit	(52,771,977)	(45,884,299)
Total stockholders' equity (deficit)	18,447,282	(3,624,407)
Total liabilities and stockholders' equity (deficit)	$18,668,497	$929,234

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended August 31
	2019	2018

Revenue	$-	$-

Operating expenses
Selling, general and administrative	4,431,643	3,622,367
Research and product development	1,979,222	1,931,216
Total operating expenses	6,410,865	5,553,583

Loss from operations	(6,410,865)	(5,553,583)

Other income (expense)
Interest income	315,344	-
Gain on disposal of assets	-	326
Interest expense	(128,239)	(477,566)
Accretion of debt discount	(663,918)	(823,724)
Total other income (expense)	(476,813)	(1,300,964)

Net loss	$(6,887,678)	$(6,854,547)

Basic and Diluted Loss per Common Share	$(0.14)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	48,986,720	36,020,453

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

	Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, August 31, 2017	34,329,691	$34,330	$35,363,946	$(39,029,752)	$(3,631,476)

September 2017 Private Placement units issued for cash	821,600	822	2,554,354	-	2,555,176
Stock based compensation related to stock issuances	210,000	210	1,022,490	-	1,022,700
Exercise of warrants for cash	119,500	120	394,030	-	394,150
Exercise of warrants on a cashless basis	665,703	665	(665)	-	-
Exercise of stock options on a cashless basis	146,162	146	(146)	-	-
Stock based compensation due to common stock purchase options	-	-	1,815,325	-	1,815,325
Discount on convertible promissory note due warrant modifications	-	-	1,074,265	-	1,074,265
Net loss for the year ended August 31, 2018	-	-	-	(6,854,547)	(6,854,547)
Balance, August 31, 2018	36,292,656	36,293	42,223,599	(45,884,299)	(3,624,407)

November 2018 Private Placement units issued for cash	13,200,000	13,200	19,786,800	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534	-	5,200,000
Stock based compensation due to common stock purchase options	-	-	3,959,367	-	3,959,367
Net loss for the year ended August 31, 2019	-	-	-	(6,887,678)	(6,887,678)
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$(52,771,977)	$18,447,282

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended August 31
	2019	2018
Cash flows from operating activities
Net loss	$(6,887,678)	$(6,854,547)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	18,349	15,920
Stock based compensation expense	3,959,367	2,838,025
Non cash lease expense	87	-
Security deposits	(2,200)	-
Accretion of debt discount	663,918	823,724
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(446,904)	(42,771)
Decrease (increase) in prepaid expenses and other assets	11,987	(42,121)
Increase (decrease) in accounts payable and accrued expenses	3,933	(136,568)
Increase (decrease) in related party payable	57,933	-
Increase (decrease) in interest payable	76,057	477,566
Net cash flows used in operating activities	(2,545,151)	(2,920,772)

Cash flows used in investing activity
Purchase of equipment	(1,347,664)	(2,581)
Net cash flows used in investing activity	(1,347,664)	(2,581)

Cash flows from financing activities
Proceeds from the issuance of equity securities	19,800,000	2,949,326
Net cash flows from financing activities	19,800,000	2,949,326

Change in cash	15,907,185	25,973

Cash at beginning of period	696,826	670,853

Cash at end of period	$16,604,011	$696,826

Supplemental disclosure of cash flow information:
Interest paid in cash	$52,182	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Discount on convertible promissory note due to to warrants issued and/or modified	$-	$1,074,265
Common stock issued for conversion of note payable	$5,200,000	$-

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

NOTE 1 – Organization

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

Liquidity and Management’s Plan

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. On November 26, 2018, the Company completed a self-directed offering resulting in $19,800,000 of proceeds. Simultaneously, the 2013 Note and March 2015 Loan were converted in the amount of $5,200,000, including outstanding debt principal and unpaid interest. As of August 31, 2019, the Company had $16,604,011 of cash on hand and current liabilities of $178,651. The Company believes that, as a result of the recent financing, it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

On July 5, 2019, the Board of Directors voted to dissolve Kinetic Energy Corporation (“KEC”) and New Energy Solar (“NES”). KEC was incorporated on June 19, 2008 and held the patents related to the Company’s MotionPower™ technology, which patents have been assigned to the Company. NES was incorporated on February 9, 2009, during the very early stages of SolarWindow development at the University of South Florida (“USF”). NES intellectual property jointly developed with USF was abandoned due to obsolescence of the early stage technology and due to the Company terminating a research and licensing agreement on February 18, 2015, which originated on June 21, 2010. Neither KEC nor NES has operating activity for the years ended August 31, 2019 and 2018.

As a result, the financial statements presented are solely those of SolarWindow Technologies, Inc.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers cash deposits to be cash and all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. Cash deposits are carried at cost which approximates their fair value.

The Company had $16,604,011 of cash deposits as of August 31, 2019, including $84,905 in domestic bank accounts and $16,519,106 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

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

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives (years)
Computer equipment and software	3
Equipment, furniture and fixtures	5

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

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors that are expected to vest based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). This model requires the use of the following assumptions: expected volatility of our common stock, which is based on our own calculated historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury rate in effect at the time of grant with maturities equal to the stock option award’s expected life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future awards may differ materially compared to awards previously granted previously.

The Company records compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Stock-based compensation expense is recorded net of forfeitures as they occur. For awards with performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. See “NOTE 6 – Common Stock and Warrants” and “NOTE 7 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2019 and 2018:

	Years Ended August 31,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(6,887,678)	$(6,854,547)
Denominator:
Weighted average number of common shares outstanding	48,986,720	36,020,453
Basic and diluted EPS	$(0.14)	$(0.19)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,777,334	1,291,334
Warrants	19,483,517	2,816,850
Convertible debt	-	3,165,800
Warrants issuable upon conversion of debt (See "Note 4 - Debt")	-	3,165,800
Total shares not included in the computation of diluted losses per share	22,260,851	10,439,784

Recent Accounting Standards

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a free-standing equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have a material accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2017-11 at the beginning of the current fiscal year with no impact on its Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted ASU 2017-09 at the beginning of the current fiscal year with no impact on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU No. 2016-02 at the beginning of the current fiscal year. The adoption of the standard did not impact the Company’s consolidated net earnings and had no impact on cash flows. As of May 1, 2019, the Company entered into an operating lease for office space, See NOTE 8 – Lease, for additional information.

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

NOTE 3 – Equipment

Equipment consists of the following:

	August 31,
	2019	2018
Computers, office equipment and software	$18,678	$17,119
Furniture and fixtures	12,634	-
Product development and manufacturing equipment	113,820	73,004
In process equipment	1,292,655	-
Total equipment	1,437,787	90,123
Accumulated depreciation	(68,858)	(50,509)
Equipment, net	$1,368,929	$39,614

During the year ended August 31, 2019 and 2018, the Company purchased $1,347,664 and $2,581 of equipment, respectively. During 2019, the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That equipment is currently being manufactured to our particular specifications and will provide a significant increase in our ability to develop and showcase prototype products and components at or near “full size”. The remaining $510,345 is expected to be paid upon completion of the equipment sometime in January of 2020.

NOTE 4 - Debt

As of August 31, 2018, the Company had the following outstanding debt balances which were converted to Units (defined below) during the year ended August 31, 2019:

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

During the years ended August 31, 2019 and 2018, the Company recognized $19,691 and $73,332, respectively, of interest expense.

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

During the years ended August 31, 2019 and 2018, the Company recognized $108,548 and $404,234, respectively, of interest expense. Accretion of the debt discount related to the 2013 Note as amended amounted to $663,918 and $823,724 during the years ended August 31, 2019 and 2018, respectively.

NOTE 5 – Private Placements

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

NOTE 6 – Common Stock and Warrants

Common Stock

At August 31, 2019, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 1,064,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 7 - Stock Options”).

During the year ended August 31, 2019, the Company completed the November 2018 Private Placement of 16,666,667 units at a price of $1.50 per unit. Each unit consisted of one share of common stock and one Series T Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $1.70 per share for a period of seven (7) years (See “NOTE 5 – Private Placements”).

During the year ended August 31, 2018, we entered into the following securities related transactions:

•	On September 29, 2017, the Company completed the September 2017 Private Placement of 821,600 units at a price of $3.11 per unit for $2,555,176 in aggregate proceeds. Each unit consisted of one share of common stock and one Series S Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $3.42 per share through September 29, 2022. The warrants may be exercised on a cashless basis (See “NOTE 5 – Private Placements”).

•	On November 21, 2017 each director was granted 40,000 shares of common stock for a total issuance of 160,000 shares of common stock valued at $4.87 per share, the fair market value of our common stock on the date of issuance. Additionally, on November 21, the Company issued Jatinder Bhogal, Director, an additional 50,000 shares valued at $4.87 per share. 75% of the 210,000 issued shares are subject to a one-year lock-up.

•	From September 6, 2017 through October 30, 2017, holders of our Series O Warrants exercised 80,000 warrants at an exercise price of $3.10 per share resulting in $248,000 to the Company and the issuance of 80,000 shares of common stock.

•	On September 7, 2017, John Conklin, the Company’s President & CEO, exercised 100,000 stock purchase options on a cashless basis resulting in the issuance of 46,097 shares of common stock. On January 4, 2018, Mr. Conklin exercised 50,000 stock purchase options on a cashless basis resulting in the issuance of 34,013 shares of common stock.

•	On December 28, 2017, Alastair Livesey, a Company Director, exercised 36,667 stock purchase options on a cashless basis resulting in the issuance of 19,067 shares of common stock.

•	From September 7, 2017 through April 13, 2018, three other individuals exercised a total of 105,000 stock purchase options on a cashless basis resulting in the issuance of 46,985 shares of common stock.

•	On September 7, 2017, the Investor exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On September 7, 2017, a third party exercised their outstanding Series Q Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 189,940 shares of common stock.

•	On December 28, 2017, a third party exercised their outstanding Series R Warrant to purchase up to 468,750 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 285,823 shares of common stock.

•	From December 1, 2017 through April 30, 2018, holders of our Series P Warrants exercised 39,500 warrants at an exercise price of $3.70 per share resulting in $146,150 to the Company and the issuance of 39,500 shares of common stock.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2019 and 2018 is as follows:

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

NOTE 7 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire from six to ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 1,064,085 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to a cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through August 31, 2019. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes option pricing model and the simplified method to estimate the expected term of “plain vanilla” options:

	Years Ended August 31,
	2019			2018
Expected dividend yield		–			–
Expected stock price volatility	87.42	–	87.84%	83.43%	–	83.55%
Risk-free interest rate		1.84%		2.27%	-	2.33%
Expected term (in years)	4.5	–	5.0		7.67
Exercise price		$3.54		$4.87	-	$5.35
Weighted-average grant date fair-value	$2.35	–	$2.43	$3.76	-	$5.64

A summary of the Company’s stock option activity for the years ended August 31, 2019 and 2018 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2017	2,125,001	2.84
Grants	1,263,000	5.25
Exercises	(291,667)	3.32
Forfeitures and cancellations	(1,805,000)	2.74
Outstanding at August 31, 2018	1,291,334	5.22
Grants	1,506,000	3.54
Forfeitures and cancellations	(20,000)	4.87
Outstanding at August 31, 2019	2,777,334	4.31	8.33	0
Exercisable at August 31, 2019	1,716,234	4.17	9.00	0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2019. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.71 on August 30, 2019 and no outstanding options have an exercise price below $2.719 per share, as of August 31, 2019, there is no intrinsic value to the Company’s outstanding stock options.

Year Ended August 31, 2019

On July 5, 2019, the Company’s Board granted 498,000 options to directors and employees with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six year term. Additionally, on July 5, 2019, the Board granted to Jatinder Bhogal, Director, 1,008,000 stock purchase options with an exercise price of $3.54, exercisable on a cashless basis, ten year term and immediate vesting of the entire grant.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the years ended August 31, 2019 and 2018:

	Years ended August 31,
	2019	2018
Stock based compensation expense related to the following:
Stock Options:
SG&A	$2,993,532	$1,018,351
R&D	965,835	796,974
Total	3,959,367	1,815,325
Restricted stock issuances:
SG&A	-	1,022,700
R&D	-	-
Total	-	1,022,700
Total stock based compensation expense	$3,959,367	$2,838,025

As of August 31, 2019, the Company had $4,427,233 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.75 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

3.28	7,500	7.21	3.28	7,500	7.21	3.28
3.46	35,000	6.35	3.46	35,000	6.35	3.46
3.54	1,506,000	8.53	3.54	1,032,900	9.76	3.54
4.87	187,500	8.23	4.87	187,500	8.23	4.87
5.35	1,008,000	8.35	5.35	420,000	8.35	5.35
5.94	33,334	1.32	5.94	33,334	1.32	5.94
Total	2,777,334	8.33	4.31	1,716,234	9.00	4.17

NOTE 8 – Lease

On May 1, 2019, the Company leased office space in Vestal, New York and entered into a Professional Building Lease Agreement (the “Lease”). The Lease has an initial term of three years through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. The Company has the sole option to renew the lease for an additional two years through May 1, 2024. The amounts disclosed in the Balance Sheets pertaining to the right-of-use asset and lease liability are measured based on only the initial, three-year term.

The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional leases.

As of August 31, 2019, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company used its estimated incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expenses were as follows:

	Years Ended August 31,
	2019	2018
Operating lease cost	$8,888	$-
Short-term lease costs	-	12,000
Total net lease costs	$8,888	$12,000

Supplemental balance sheet information related to the Lease is as follows:

As of August 31, 2019

Operating lease right-of-use asset	$65,646

Current maturities of operating lease	$23,169
Non-current operating lease	42,564
Total operating lease liabilities	$65,733

Weighted Average remaining lease term (in years):	2.9
Discount rate:	5.85%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s balance sheets as of August 31, 2019 are as follows:

Amount
2020	$26,400
2021	26,664
2022	18,128
Total lease payments	71,192
Less: Imputed interest	(5,458)
Total lease obligation	65,733
Less: current lease obligations	23,169
Long term lease obligations	$42,564

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

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s former directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Sierchio resigned from the Board effective October 22, 2018, but maintains his role as the Company’s General Counsel. During our fiscal year ended August 31, 2019 (from September 1, 2018 through October 22, 2018, the date of Mr. Sierchio’s resignation from the Board) and 2018, the Company recognized $3,480 and $257,983, respectively of fees for legal services billed by firms associated with Mr. Sierchio.

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and on December 1, 2018 (Amendment No. 2). Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal receives compensation of $18,750 per month. During the years ended August 31, 2019 and 2018, the Company recognized $183,750 and $60,000 of expense in connection with the Consulting Agreement.

On November 3, 2017, the Company entered into the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement with the Investor pursuant to which the Company and the Investor agreed to extend the maturity date to December 31, 2019. Pursuant to the Third Amendment to the 2013 Bridge Loan Agreement and the Third Amendment to the 2015 Bridge Loan Agreement, the rate of interest increased to 10.5% and the following warrants, held by the Investor, had their maturity date extended to December 31, 2022: a) Series M Warrant to purchase 246,000 shares; b) Series N Warrant to purchase 767,000 shares; c) Series P Warrant to purchase 213,500 shares; d) Series R Warrant to purchase 468,750; and e) Series S-A Warrant to purchase 300,000 shares. As a result of extending the expiration date of the above warrants to December 31, 2022, the Company recognized an additional debt discount to the 2013 Note of $1,074,265 as of November 3, 2017. For additional information related to our warrants, please see “NOTE 6 – Common Stock and Warrants”. For additional information related to our debt, please see “NOTE 4 – Debt”.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 10 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017 and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduced other changes that impacted corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduced an international tax reform that moved the U.S. toward a territorial system, in which income earned in other counties will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations were subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. This change had no impact on the Company as it has not earned taxable income in the past and it has significant NOL carryforwards. As a result of the Tax Act, deferred tax assets decreased by approximately $4,074,000 during the year ended August 31, 2018, with an offsetting decrease to the valuation allowance with no effect on the Statement of Operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$5,901,666	$4,955,211
Capitalized research and development	1,014,380	992,354
Depreciation	(7,353)	(6,314)
Stock based compensation	1,983,425	1,151,958
Interest expense	-	283,307
Research and development credit carry forward	599,646	520,665
Total deferred tax assets	9,491,764	7,897,181
Less: valuation allowance	(9,491,764)	(7,897,181)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,594,583 during the year ended August 31, 2019 compared to a decrease of $2,550,704 for the year ended August 31, 2018. During the year ended August 31, 2018, the decrease in the valuation allowance was primarily due to the change in the corporate tax rate from 34% to 21%. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2019 available to offset future federal taxable income, if any, of $28,103,171. Accordingly, there is no tax expense for the years ended August 31, 2019 and 2018. In addition, the Company has research and development tax credit carry forwards of $599,646 at August 31, 2019, which are available to offset federal income taxes.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2019 and 2018.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2019 and 2018:

	2019	2018
Income tax benefit at statutory rate	$1,446,412	$1,737,285
Permanent differences	69,190	(296,092)
Change in federal statutory rate	-	(4,074,264)
Research and development credit	78,981	82,367
Change in valuation allowance	(1,594,583)	2,550,704
	$-	$-

The fiscal years 2017 through 2019 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2019 and 2018 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 11 – Quarterly Financial Data (Unaudited)

The following is the quarterly financial data for the years ended August 31, 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$-	$-	$-	$-	$-
Net loss	(1,686,916)	(826,836)	(987,342)	(3,386,584)	(6,887,678)
Basic and diluted loss per share	$0.03	$0.02	$0.02	$0.06	$0.14

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$-	$-	$-	$-	$-
Net loss	(2,699,153)	(1,489,463)	(1,444,896)	(1,221,035)	(6,854,547)
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.04)	$(0.03)	$(0.19)

NOTE 12 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the dte of this annual report.