Form 10-Q
period 2019-11-30
SolarWindow Technologies, Inc.
filed 2020-01-13
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,959,323 shares of common stock, par value $0.001, were outstanding on January 13, 2020.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOLARWINDOW TECHNOLOGIES, INC.

BALANCE SHEETS

	November 30,	August 31,
	2019	2019
ASSETS	(Unaudited)
Current assets
Cash	$15,950,512	$16,604,011
Deferred research and development costs	658,585	580,879
Prepaid expenses and other current assets	26,785	46,832
Total current assets	16,635,882	17,231,722

Operating lease right-of-use asset	59,913	65,646
Equipment, net of accumulated depreciation of $75,542 and $68,858, respectively	1,367,276	1,368,929
Security deposit	2,200	2,200
Total assets	18,065,271	$18,668,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	123,249	$97,549
Related party payables	118,980	57,933
Current maturities of operating lease	23,510	23,169
Total current liabilities	265,739	178,651

Non-current operating lease	36,558	42,564
Total long term liabilities	36,558	42,564
Total liabilities	302,297	221,215

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 shares issued and outstanding at November 30, 2019 and August 31, 2019	52,959	52,959
Additional paid-in capital	71,587,270	71,166,300
Retained deficit	(53,877,255)	(52,771,977)
Total stockholders' equity	17,762,974	18,447,282
Total liabilities and stockholders' equity	$18,065,271	$18,668,497

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,
	2019	2018

Revenue	$-	$-

Operating expenses
Selling, general and administrative	620,781	506,847
Research and product development	579,000	387,912
Total operating expenses	1,199,781	894,759

Loss from operations	(1,199,781)	(894,759)

Other income (expense)
Interest income	94,503	-
Interest expense	-	(128,239)
Accretion of debt discount	-	(663,918)
Total other income (expense)	94,503	(792,157)

Net loss	$(1,105,278)	$(1,686,916)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	52,887,931

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$(52,771,977)	$18,447,282

Stock based compensation due to common stock purchase options	-	-	420,970	-	420,970
Net loss for the three months ended November 30, 2019	-	-	-	(1,105,278)	(1,105,278)
Balance, November 30, 2019	52,959,323	$52,959	$71,587,270	$(53,877,255)	$17,762,974

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)

November 2018 Private Placement units issued for cash	13,200,000	13,200.00	19,786,800	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466.00	5,196,534		5,200,000
Stock based compensation due to common stock purchase options	-	-	385,734	-	385,734
Net loss for three months ended November 30, 2018	-	-	-	(1,686,916)	(1,686,916)
Balance, November 30, 2018	52,959,323	$52,959	$67,592,667	$(47,571,215)	$20,074,411

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,105,278)	$(1,686,916)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	6,684	3,988
Stock based compensation expense	420,970	385,734
Non cash lease expense	68	-
Accretion of debt discount	-	663,918
Changes in operating assets and liabilities:
Decrease (increase) in deferred research and development costs	(77,706)	(52,226)
Decrease (increase) in prepaid expenses and other assets	20,047	19,070
Increase (decrease) in accounts payable and accrued expenses	25,700	15,030
Increase (decrease) in related party payable	61,047	-
Increase (decrease) in interest payable	-	128,239
Net cash flows used in operating activities	(648,468)	(523,163)

Cash flows used in investing activity
Purchase of equipment	(5,031)	(11,855)
Net cash flows used in investing activity	(5,031)	(11,855)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	19,800,000
Net cash flows from financing activities	-	19,800,000

Change in cash	(653,499)	19,264,982

Cash at beginning of period	16,604,011	696,826

Cash at end of period	$15,950,512	$19,961,808

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$-	$5,200,000

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim financial statements of SolarWindow Technologies, Inc. (the “Company”) as of November 30, 2019, and for the three months ended November 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. In the opinion of management, the accompanying unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of November 30, 2019, results of operations for the three months ended November 30, 2019 and 2018, and stockholders’ equity and cash flows for the three months ended November 30, 2019 and 2018. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998. Products derived from the Company’s SolarWindow™ technology harvest light energy from the sun and from artificial light sources, by generating electricity from a transparent coating of organic photovoltaic (“OPV”) solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. The Company’s ticker symbol is WNDW.

Photovoltaics are best known as “solar panels” providing a method to generate electricity using solar cells to convert energy from the sun into a flow of electrons. Conventional PV power is generated by solar modules composed of interconnected mono- or poly-crystalline cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., non-transparent) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with a very thin layer of specially developed compounds that allow SolarWindow™ technology to remain see-through or “transparent” while generating electricity when exposed to either sun or artificial light. SolarWindow™ coatings generate electricity when exposed to direct, diffused, filtered, low, or reflected natural or artificial light. The company filed a patent application related to these specially developed compounds.

Liquidity and Management’s Plan

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of November 30, 2019, the Company had $15,590,512 of cash on hand and current liabilities of $265,739. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company had $15,950,512 of cash deposits as of November 30, 2019, including $232,025 in domestic bank accounts and $15,718,487 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model (the “Black-Scholes Model”) to determine the weighted-average fair value of options granted and recognizes the compensation expense of stock-based awards on a straight-line basis over the vesting period of the award. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model requires the use of the following assumptions: expected volatility of our common stock, which is based on our own calculated historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury rate in effect at the time of grant with maturities equal to the stock option award’s expected life. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Forfeitures are accounted for as they occur. See “NOTE 4 – Common Stock and Warrants” and “NOTE 5 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,105,278)	$(1,686,916)
Denominator:
Weighted average number of common shares outstanding	52,959,323	52,887,931
Basic and diluted EPS	$(0.02)	$(0.03)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,935,334	1,271,334
Warrants	19,483,517	19,483,517
Total shares not included in the computation of diluted losses per share	22,418,851	20,754,851

Recent Accounting Standards

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

NOTE 3 - Equipment

	November 30,	August 31,
	2019	2019
Computers, office equipment and software	$23,709	$18,678
Furniture and fixtures	12,634	12,634
Product development and manufacturing equipment	113,820	113,820
In-process equipment	1,292,655	1,292,655
Total equipment	1,442,818	1,437,787
Accumulated depreciation	(75,542)	(68,858)
Equipment, net	$1,367,276	$1,368,929

During the three months ended November 30, 2019 and 2018, the Company purchased $5,031 and $11,855 of equipment, respectively. During the three months ended November 30, 2019 and 2018, the Company recognized depreciation expense of $6,684 and $3,988, respectively.

During the year ended August 31, 2019, the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That equipment is currently being fabricated to our particular design specifications and will provide a significant increase in our ability to develop and showcase prototype products and components at or near “commercial size.” The remaining $510,345 is planned to be paid upon completion of the equipment sometime during or before April, 2020.

NOTE 4 – Common Stock and Warrants

Common Stock

At November 30, 2019, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 906,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2019 and August 31, 2019 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	November 30,	August 31,	Exercise
Description	2019	2019	Price	Date of Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,483,517	19,483,517

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire from six to ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 906,085 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to a cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through November 30, 2019. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes Model and the simplified method to estimate the expected term of “plain vanilla” options:

Three Months Ended
November 30,
2019
Expected dividend yield	–
Expected stock price volatility	82.94 – 86.23%
Risk-free interest rate	1.40 – 1.69%
Expected term (in years)	4.5 – 5.75
Exercise price	$2.32 and $3.54
Weighted-average grant date fair-value per share	$1.61 and $1.55

A summary of the Company’s stock option activity for the three months ended November 30, 2019 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Grants	1,506,000	3.54
Forfeitures and cancellations	(20,000)	4.87
Outstanding at August 31, 2019	2,777,334	4.31
Grants	158,000	2.36
Outstanding at November 30, 2019	2,935,334	4.21	8.16	131,580
Exercisable at November 30, 2019	1,808,634	4.20	8.69	4,250

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2019. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.18 on November 30, 2019 and only 153,000 outstanding options have an exercise price below $3.18 per share, as of November 30, 2018, there is $131,580 of intrinsic value to the Company’s outstanding, in-the-money stock options.

Three Months Ended November 30, 2019

On October 9, 2019, the Company granted 153,000 options to an employee with an exercise price of $2.32, vesting at the rate of 1/36th per month and ten-year term. Additionally, on September 16, 2019, the Board granted 5,000 options to a consultant with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six-year term.

Three Months Ended November 30, 2018

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of said options in the amount of $58,367. During the three months ended November 30, 2018, the Company did not grant any stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2019 and 2018:

	Three Months Ended
	November 30,
	2019	2018
Stock Compensation Expense:
SG&A	$172,219	$135,442
R&D	248,751	250,292
Total	$420,970	$385,734

As of November 30, 2019, the Company had $4,260,333 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.75 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price ($)	Number of Shares Subject to Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	9.87	2.32	4,250	9.87	2.32
3.28	7,500	6.96	3.28	7,500	6.96	3.28
3.46	35,000	6.10	3.46	35,000	6.10	3.46
3.54	1,511,000	8.28	3.54	1,058,050	9.41	3.54
4.87	187,500	7.98	4.87	187,500	7.98	4.87
5.35	1,008,000	8.09	5.35	483,000	8.09	5.35
5.94	33,334	1.07	5.94	33,334	1.07	5.94
Total	2,935,334	8.16	4.21	1,808,634	8.69	4.20

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and on December 1, 2018 (Amendment No. 2). Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal receives compensation of $18,750 per month. During the three months ended November 30, 2019 and 2018, the Company recognized $56,250 and $15,000 of expense in connection with the Consulting Agreement.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 7 – Lease

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

The Company’s existing Lease is not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional Lease’s.

As of November 30, 2019, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company used its estimated incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of Lease expenses are as follows:

Three Months Ended November 30, 2019
Operating lease cost	$6,666
Short-term lease costs	-
Total net lease costs	$6,666

Supplemental balance sheet information related to the Lease is as follows:

As of November 30, 2019

Operating lease right-of-use asset	$59,913

Current maturities of operating lease	$23,510
Non-current operating lease	36,558
Total operating lease liabilities	$60,068

Weighted Average remaining lease term (in years):	2.42
Discount rate:	5.85%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s balance sheets as of November 30, 2019 are as follows:

Amount
2020	$19,800
2021	26,664
2022	18,128
Total lease payments	64,592
Less: Imputed interest	(4,525)
Total lease obligation	60,067
Less: current lease obligations	23,510
Long term lease obligations	$36,557

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent to the period ended November 30, 2019 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,“ “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our filings with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we” “us“ “our“ “Company“ “our Company“ and “SolarWindow” refer to SolarWindow Technologies, Inc., a Nevada corporation.

Overview

We are a pre-revenue company developing proprietary SolarWindow™ transparent electricity generating coatings. SolarWindow™ coatings are an OPV device comprised of ultra-thin layers that can be applied to glass, flexible glass and plastic surfaces. Our SolarWindow™ transparent electricity-generating coatings and technology is capable of harvesting light energy from the sun and artificial sources and could potentially be used on any of the more than 85 million commercial and residential buildings in the U.S. alone. Our SolarWindow™ technology is the subject of over sixty (60) U. S. and international patent, and thirty (30) trademark application filings for our electricity-generating coating and SolarWindow™ technology development efforts.

The development of our SolarWindow™ technology continues to advance under the Stevenson-Wydler Cooperative Research and Development Agreement (the “CRADA”) with the Alliance for Sustainable Energy, LLC (the “Alliance for Sustainable Energy”), which is the operator of The National Renewable Energy Laboratory (“NREL”). SolarWindow™ technology and product development continues under the initial NREL CRADA.

In addition, the Company was awarded an Advanced Materials Manufacturing Cooperative Research and Development Agreement (“AMM CRADA”) from the U.S. Department of Energy (“DOE”) Office of Energy Efficiency and Renewable Energy’s (“EERE”) Advanced Manufacturing Office (“AMO”). The purpose of AMM CRADA is to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

We have achieved numerous important milestones and overcome major technical challenges in the development of our SolarWindow™ technology, including the ability to generate electricity on glass while remaining transparent and the application of our coatings on to glass at room temperature and pressure.

A brief list of some of our more important milestones includes:

•	SolarWindow™ coatings were successfully processed through a rigorous laminated commercial window glass fabrication autoclave system. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at a commercial glass fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with autoclave production equipment.

•	SolarWindow has been awarded a Grant by the U.S. Department of Energy, for Advanced Manufacturing. The Company was awarded the CRADA after submitting a proposal outlining its process technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory (“ORNL”) and partnering with Argonne National Laboratory (“ANL”), Lawrence Berkeley National Laboratory (“LBNL”), and NREL. The AMM CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

•	the Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	entered into the NREL CRADA which is still in effect and continues to support our on-going R&D and product development to improve our device, materials, and processes;

•	filed over ninety (90) U. S. and international patent and trademark applications for our electricity-generating coating and SolarWindow™ technology development efforts;

•	expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	generated electricity on flexible plastic using novel see-through SolarWindow™ coatings;

•	developed new SolarWindow™ coatings with increased transparency and improved color;

•	produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™– Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces;
•	SolarWindow™ - PowerWrap™ - A proprietary product under development that plans to feature multiple colors and high-power production; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

This product line is established to broaden our market reach goals beyond new and replacement installations, to include windows currently installed on the estimated five million commercial buildings constructed in the U.S. alone. As noted, the SolarWindow™ Retrofit Veneer products will be developed concurrently with the other SolarWindow™ products currently under development.

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

We plan to advance the technical and product development, and subsequent commercialization of our SolarWindow™ technologies and products through process integration with existing glass fabricators, research and development agreements, licensing, joint venture arrangements, and co-marketing and co-promotion and distribution arrangements with third party collaborators. We are actively seeking additional technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds for development of a large sales and marketing organization. At the time of this filing, we have not entered into any such arrangements for these services or relationships.

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

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, we entered into the NREL CRADA with Alliance for Sustainable Energy, the operator of the NREL under its U.S. Department of Energy contract to advance the commercial development of the SolarWindow™ technology. Under terms of the NREL CRADA, NREL researchers will make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals, established by the Company. Under the terms of the NREL CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

On January 16, 2013, we entered into a modification to the NREL CRADA for the purpose of extending the date pursuant to which NREL’s researchers will make use of our exclusive IP and NREL’s background IP.

On March 6, 2013, we entered into Phase II of our NREL CRADA. Under the terms of the agreement, researchers will additionally work towards:

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

On December 28, 2015, we entered into another modification to the NREL CRADA (the “Modification”). The purpose of the Modification was to extend the date of completion to December 2019 pursuant to which NREL’s researchers work towards specific product development goals.

On November 18, 2019, we entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA. Under the terms of the NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change, with a new completion date of March 21, 2020. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under the Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of November 30, 2019, the Company made $658,585 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheets.

U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO) Cooperative Research and Development Agreement

On March 15, 2018 the Company was awarded it’s first-ever AMM CRADA by the DOE EERE AMO. SolarWindow was awarded the AMM CRADA after submitting a proposal outlining its coating technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by ORNL and partnering with ANL, LBNL, and NREL. The AMM CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

The purpose of the AMM CRADA is to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Three months ended November 30, 2019 compared with the three months ended November 30, 2018

Operating Expenses

A summary of our operating expense for the three months ended November 30, 2019 and 2018 follows:

	Three Months Ended
	November 30,		Increase /	Percentage
	2019	2018	(Decrease)	Change
Operating expenses:
Selling, general and administrative	$448,562	$371,405	$77,157	21
Research and product development	330,249	137,620	192,629	140
Stock based compensation	420,970	385,734	35,236	9
Total operating expenses	$1,199,781	$894,759	$305,022	34

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended November 30, 2019 compared to the three months ended November 30, 2018, SG&A costs increased due primarily to an approximately $51,000 increase in personnel costs and $24,000 increase in other administrative costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2019 compared to the three months ended November 30, 2018, R&PD costs increased primarily as a result of an approximate $130,000 increase in CRADA costs, $48,000 increase in personnel costs and $15,000 increase in other R&PD related costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased during the three months ended November 30, 2019 compared to the three months ended November 30, 2018 due to differences in the terms of option grants and the roll off of expense related to older grants offset by expense related to more recent grants.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2019 and 2018 follows:

	Three Months Ended November 30,		Increase /
	2019	2018	(Decrease)
Other income (expense)
Interest income	$94,503	$-	$94,503
Interest expense	-	(128,239)	(128,239)
Accretion of debt discount	-	(663,918)	(663,918)
Total other income (expense)	$94,503	$(792,157)	$(886,660)

“Interest income” relates to the interest earned on our cash. “Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to those notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained therein. As a result of the financing received by the Company on November 26, 2018, all outstanding debt was converted resulting in the elimination of further interest expense and an increase in accretion due to the recognition of all remaining debt discount related to the 2013 Note.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of November 30, 2019, the Company had $15,950,512 of cash compared to $16,604,011 as of August 31, 2019. We have financed our operations primarily from the sale of equity and debt securities.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Three Months Ended November 30,		Increase /
	2019	2018	(Decrease)
Operating activities	$(648,468)	$(523,163)	$125,305
Investing activities	(5,031)	(11,855)	(6,824)
Financing activities	-	19,800,000	(19,800,000)
Net increase (decrease) in cash and cash equivalents	$(653,499)	$19,264,982	$(19,681,519)

Operating Activities

Net cash used in operating activities increased $125,305 due to increases in personnel and R&PD costs.

Investing Activities

Net cash used in investing activities decreased due to fewer purchases of equipment.

Financing Activities

Net cash provided by financing activities decreased due to the Company being adequately financed for the foreseeable future as a result of the receipt of $19,800,000 from the November 2018 Private Placement.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Financial Statements for more information regarding recent accounting pronouncements and their impact to our results of operations and financial position.

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. The accounting estimates that require our most significant estimates include stock compensation. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described above under the Notes to Financial Statements “NOTE 2 – Summary of Significant Accounting Policies”.

New Accounting Standards to be Adopted Subsequent to November 30, 2019

None.

New Accounting Standards

For a discussion of our New Accounting Pronouncements, refer to “Note 2. Summary of Significant Accounting Policies to our Financial Statements” included in this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to “Note 6 - Related Party Transactions” to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 300 Main Street, Suite 6, Vestal, NY 13850. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information accessible through our website is not a part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as “if,” “may,” “should,” “believe,” “anticipate,”“future,” “forward,” “potential,” “estimate,” “opportunity,” “goal,” “objective,” “growth,” “outcome,” “could,” “expect,” “intend,” “plan,” “strategy,” “provide,” “commitment,” “result,” “seek“ “pursue“ “ongoing“ “include” or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of shareholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

Forward-looking statements are not guarantees of performance. You should understand that the foregoing factors, in addition to those discussed under the section entitled “Risk Factors” in our SEC filings and in any documents incorporated by reference, could affect our future results and could cause actual results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. As a result, you should consider all of the relevant factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2019, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SolarWindow Technologies, Inc.

By:	/S/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer
(Principal Financial Officer)
Date:	January 13, 2020