Form 10-Q
period 2020-02-29
SolarWindow Technologies, Inc.
filed 2020-05-01
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,959,323 shares of common stock, par value $0.001, were outstanding on April 28, 2020.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 29, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

BALANCE SHEETS

	February 29,	August 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash	$15,140,054	$16,604,011
Deferred research and development costs	665,209	580,879
Prepaid expenses and other current assets	126,378	46,832
Total current assets	15,931,641	17,231,722

Operating lease right-of-use asset	54,098	65,646
Equipment, net of accumulated depreciation of $81,760 and $68,858, respectively	1,361,058	1,368,929
Security deposit	2,200	2,200
Total assets	17,348,997	$18,668,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	81,303	$97,549
Related party payables	122,444	57,933
Current maturities of operating lease	23,855	23,169
Total current liabilities	227,602	178,651

Non-current operating lease	30,463	42,564
Total long term liabilities	30,463	42,564
Total liabilities	258,065	221,215

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 shares issued and outstanding at February 29, 2020 and August 31, 2019	52,959	52,959
Additional paid-in capital	72,021,926	71,166,300
Retained deficit	(54,983,953)	(52,771,977)
Total stockholders' equity	17,090,932	18,447,282
Total liabilities and stockholders' equity	$17,348,997	$18,668,497

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Six Months Ended February 29, 2020	Six Months Ended February 28, 2019

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	565,142	436,219	1,185,923	943,067
Research and product development	615,401	472,597	1,194,401	860,509
Total operating expenses	1,180,543	908,816	2,380,324	1,803,576

Loss from operations	(1,180,543)	(908,816)	(2,380,324)	(1,803,576)

Other income (expense)
Interest income	73,845	81,980	168,348	81,980
Interest expense	-	-	-	(128,239)
Accretion of debt discount	-	-	-	(663,918)
Total other income (expense)	73,845	81,980	168,348	(710,177)

Net loss	$(1,106,698)	$(826,836)	$(2,211,976)	$(2,513,753)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	52,959,323	52,959,323	44,877,131

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020	Shares	Amount	Additional Paid-in Capital	Common Stock Issuable	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$-	$(52,771,977)	$18,447,282

Stock based compensation due to common stock purchase options	-	-	420,970	-	-	420,970
Net loss for the three months ended November 30, 2019	-	-	-	-	(1,105,278)	(1,105,278)
Balance, November 30, 2019	52,959,323	52,959	71,587,270	-	(53,877,255)	17,762,974

Stock based compensation due to common stock purchase options	-	-	434,656	-	-	434,656
Net loss for the three months ended February 29, 2020	-	-	-	-	(1,106,698)	(1,106,698)
Balance, February 29, 2020	52,959,323	$52,959	$72,021,926	$-	$(54,983,953)	$17,090,932

	Common Stock
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019	Shares	Amount	Additional Paid-in Capital	Common Stock Issuable	Retained Deficit	Total Stockholders' Equity (Deficit)
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$-	$(45,884,299)	$(3,624,407)

November 2018 Private Placement units issued for cash	13,200,000	13,200	19,786,800	-	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534			5,200,000
Stock based compensation due to common stock purchase options	-	-	385,734	-	-	385,734
Net loss for three months ended November 30, 2018	-	-	-	-	(1,686,916)	(1,686,916)
Balance, November 30, 2018	52,959,323	52,959	67,592,667	-	(47,571,215)	20,074,411

Stock based compensation due to common stock purchase options	-	-	355,227	-	-	355,227
Net loss for the three months ended February 28, 2019	-	-	-	-	(826,836)	(826,836)
Balance, February 28, 2019	52,959,323	$52,959	$67,947,894	$-	$(48,398,052)	$19,602,801

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 29, 2020	Six Months Ended February 28, 2019

Cash flows from operating activities
Net loss	$(2,211,976)	$(2,513,753)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	12,902	8,443
Stock based compensation expense	855,626	740,961
Accretion of debt discount	-	663,918
Changes in operating assets and liabilities:
Deferred research and development costs	(84,330)	(134,591)
Prepaid expenses and other assets	(79,546)	(139,195)
Accounts payable and accrued expenses	(16,246)	16,876
Operating lease assets and liabilities	133	-
Related party payable	64,511	-
Interest payable	-	128,239
Net cash flows used in operating activities	(1,458,926)	(1,229,102)

Cash flows used in investing activity
Purchase of equipment	(5,031)	(565,850)
Net cash flows used in investing activity	(5,031)	(565,850)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	19,800,000
Net cash flows from financing activities	-	19,800,000

Change in cash	(1,463,957)	18,005,048

Cash at beginning of period	16,604,011	696,826

Cash at end of period	$15,140,054	$18,701,874

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$-	$5,200,000

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim financial statements of SolarWindow Technologies, Inc. (the “Company”) as of February 29, 2020, and for the three months ended February 29, 2020 and February 28, 2019, and the six months ended February 29, 2020 and February 28, 2019 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. The accompanying unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of February 29, 2020, results of operations, stockholders’ equity and cash flows for the three months ended February 29, 2020 and February 28, 2019 and six months ended February 29, 2020 and February 28, 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Photovoltaics are commonly known as “solar panels” providing a method to generate electricity using solar cells to convert energy from light into a flow of electrons. Conventional PV power is generated by solar modules composed of interconnected mono- or poly-crystalline cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., non-transparent) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with a very thin layers of specially developed compounds that allows our SolarWindow™ technology to remain see-through or “transparent” while generating electricity when exposed to either sun or artificial light. SolarWindow™ coatings generate electricity when exposed to direct, diffused, filtered, low, or reflected natural or artificial light. The company has filed patent applications related to the application and fabrication of SolarWindow™ devices using these compounds.

Liquidity and Management’s Plan

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of February 29, 2020, the Company had $15,140,054 of cash on hand and working capital of $15,704,039. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company had $15,140,054 of cash deposits as of February 29, 2020, including $241,447 in domestic bank accounts and $14,898,607 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

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

Research and Product Development

Research and product development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and product development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. Research and product development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model (the “Black-Scholes Model”) to determine the weighted-average fair value of options granted and recognizes the compensation expense of stock-based awards on a straight-line basis over the vesting period of the award. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

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

Net Loss Per Share

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

Following is the computation of basic and diluted net loss per share for the three months ended February 29, 2020 and February 28, 2019 and the six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Six Months Ended February 29, 2020	Six Months Ended February 28, 2019

Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,106,698)	$(826,836)	$(2,211,976)	$(2,513,753)
Denominator:
Weighted average number of common shares outstanding	52,959,323	52,959,323	52,959,323	44,877,131
Basic and diluted EPS	$(0.02)	$(0.02)	$(0.04)	$(0.06)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	2,935,334	1,271,334	2,935,334	1,271,334
Warrants	19,483,518	19,483,517	19,483,518	19,483,517
Total shares not included in the computation of diluted losses per share	22,418,852	20,754,851	22,418,852	20,754,851

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

NOTE 3 - Equipment

	February 29, 2020	August 31, 2019
	(Unaudited)
Computers, office equipment and software	$23,709	$18,678
Furniture and fixtures	12,634	12,634
Product development and manufacturing equipment	113,820	113,820
In-process equipment	1,292,655	1,292,655
Total equipment	1,442,818	1,437,787
Accumulated depreciation	(81,760)	(68,858)
Equipment, net	$1,361,058	$1,368,929

During the six months ended February 29, 2020, the Company purchased $5,031 of equipment. During the six months ended February 28, 2019, the Company purchased $565,850 of equipment. During the three months ended February 29, 2020 and February 28, 2019, the Company recognized depreciation expense of $6,218 and $4,454, respectively. During the six months ended February 29, 2020 and February 28, 2019, the Company recognized depreciation expense of $12,902 and $8,443, respectively

During the year ended August 31, 2019, the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That equipment is currently being fabricated to our particular design specifications and will provide a significant increase in our ability to develop and showcase prototype products and components at or near “commercial size.” Contingent on entering into an agreement with a manufacturing partner for our cleanroom process equipment, the remaining $510,345 is planned to be paid upon completion of the equipment fabrication and factory acceptance sometime before December, 2020.

NOTE 4 – Common Stock and Warrants

Common Stock

At February 29, 2020, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 906,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 29, 2020 and August 31, 2019 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	February 29,	August 31,	Exercise
Description	2020	2019	Price	Date of Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,483,517	19,483,517

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire from six to ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 906,085 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to a cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through February 29, 2020. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes Model and the simplified method to estimate the expected term of “plain vanilla” options:

	Six Months Ended February 29, 2020
Expected dividend yield		–
Expected stock price volatility	82.94	–	86.23%
Risk-free interest rate	1.40	–	1.69%
Expected term (in years)	4.5	–	5.75
Exercise price	$2.32	and	$3.54
Weighted-average grant date fair-value per share	$1.61	and	$1.55

A summary of the Company’s stock option activity for the six months ended February 29, 2020 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Grants	1,506,000	3.54
Forfeitures and cancellations	(20,000)	4.87
Outstanding at August 31, 2019	2,777,334	4.31
Grants	158,000	2.36
Outstanding at February 29, 2020	2,935,334	4.21	7.91	-
Exercisable at February 29, 2020	1,909,534	4.22	8.38	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 29, 2020. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.15 on February 29, 2020 and no outstanding options have an exercise price below $2.15 per share, as of February 29, 2020, there is no intrinsic value to the Company’s outstanding stock options.

Three and Six Months Ended February 29, 2020

On October 9, 2019, the Company granted 153,000 options to an employee with an exercise price of $2.32, vesting at the rate of 1/36th per month and ten-year term. Additionally, on September 16, 2019, the Board granted 5,000 options to a consultant with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six-year term.

Three and Six Months Ended February 28, 2019

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio, the Company’s current counsel, forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of said options in the amount of $58,367. During the three and six months ended February 28, 2019, the Company did not grant any stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended February 29, 2020 and February 28, 2019 and the six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Six Months Ended February 29, 2020	Six Months Ended February 28, 2019
Stock Compensation Expense:
SG&A	$172,219	$118,409	$344,439	$253,852
R&D	262,436	236,817	511,187	487,109
Total	$434,655	$355,226	$855,626	$740,961

As of February 29, 2020, the Company had $3,825,677 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.50 years.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price ($)	Number of Shares Subject to Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

2.32	153,000	9.62	2.32	17,000	9.62	2.32
3.28	7,500	6.71	3.28	7,500	6.71	3.28
3.46	35,000	5.85	3.46	35,000	5.85	3.46
3.54	1,511,000	8.03	3.54	1,083,200	9.08	3.54
4.87	187,500	7.73	4.87	187,500	7.73	4.87
5.35	1,008,000	7.84	5.35	546,000	7.84	5.35
5.94	33,334	0.82	5.94	33,334	0.82	5.94
Total	2,935,334	7.91	4.21	1,909,534	8.38	4.22

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2). Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal receives compensation of $18,750 per month. The Company recognized expense in connection with the Consulting Agreement of $56,250 and $56,250 during the three months ended February 29, 2020 and February 28, 2019, respectively, and $112,500 and $71,250 during the six months ended February 29, 2020 and February 28, 2019, respectively.

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

As of February 29, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company used its estimated incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of Lease expenses are as follows:

	Three Months Ended February 29, 2020	Six Months Ended February 29, 2020
Operating lease cost	$6,666	$13,332
Short-term lease costs	-	-
Total net lease costs	$6,666	$13,332

Supplemental balance sheet information related to the Lease is as follows:

	As of February 29, 2020	As of August 31, 2019

Operating lease right-of-use asset	$54,098	$65,646

Current maturities of operating lease	$23,855	$23,169
Non-current operating lease	30,463	42,564
Total operating lease liabilities	$54,318	$65,733

Weighted Average remaining lease term (in years):	2.17	2.9
Discount rate:	5.85%	5.85%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s balance sheets as of February 29, 2020 are as follows:

Amount
2020	$13,200
2021	26,664
2022	18,128
Total lease payments	57,992
Less: Imputed interest	(3,674)
Total lease obligation	54,318
Less: current lease obligations	23,855
Long term lease obligations	$30,463

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent to the period ended February 29, 2020 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On April 14, 2020, the Company filed Form 8-K disclosing its reliance on the Securities and Exchange Commission’s Release No. 34-88318 under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 to delay the filing of its Quaterly Financial Report on Form 10-Q for the period ended February 29, 2020 as a result of COVID-19 and its impact on the Company’s ability to timely file Form 10-Q.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees and R&D activities. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

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

Our SolarWindow™ technology is the subject of over sixty (60) U. S. and international patent, and thirty (30) trademark application filings for our electricity-generating coating, applications using SolarWindow™ electricity-generating coatings, and SolarWindow™ technology and product development efforts.

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

A brief list of some of our more important milestones includes:

•	SolarWindow™ coatings were successfully processed through a rigorous laminated commercial window glass fabrication autoclave system. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at a commercial glass fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with autoclave production equipment.

•	SolarWindow designed, developed, and demonstrated a diffractive optics-based laser multiplexing process to perform precision scribing across a substrate using a single laser system. This work is being accomplished through the AMM CRADA in collaboration with the EERE AMO, and the Advanced Materials Manufacturing Consortium.

•	The Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	Successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	Expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	Entered into the NREL CRADA which is still in effect and continues to support our on-going R&D and product development to improve our device, materials, and processes;

•	Expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	Developed new SolarWindow™ coatings with increased transparency and improved color;

•	Produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	Successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™– Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces;

•	SolarWindow™ - PowerWrap™ - A proprietary product under development that plans to feature multiple colors and high-power production; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

Our product development efforts have produced early working prototypes for several of these applications, which we are sharing with potential commercialization partners, who will work along-side us to ascertain whether the SolarWindowTM technology can form the basis for a commercially viable technology or product and which products will be first to market.

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

On November 18, 2019, we entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA. Under the terms of the NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change, with a new completion date of March 31, 2020. On February 26, 2020, the Company entered into another NCTE whereby all terms and conditions of the NREL CRADA remain in full force and effect without change, with a new completion date of September 30, 2020. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under the Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of February 29, 2020, the Company made $665,209 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheets.

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

On March 31, 2020, we entered into NCTE that extends the date of completion to October 18, 2020 pursuant to which researchers work towards specific product development goals outlined in the AMM CRADA.

The purpose of the AMM CRADA is to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Three months ended February 29, 2020 compared with the three months ended February 28, 2019 and the six months ended February 29, 2020 compared with the six months ended February 28, 2019

Operating Expenses

A summary of our operating expense for the three months ended February 29, 2020 compared with the three months ended February 28, 2019 follows:

	Three Months Ended February 29,	Three Months Ended February 28,	Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses:
Selling, general and administrative	$392,922	$317,810	$75,112	24
Research and product development	352,965	235,780	117,185	50
Stock based compensation	434,656	355,226	79,430	22
Total operating expenses	$1,180,543	$908,816	$271,727	30

A summary of our operating expense for the six months ended February 29, 2020 compared with the six months ended February 28, 2019 follows:

	Six Months Ended February 29,	Six Months Ended February 28,	Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses:
Selling, general and administrative	$841,484	$689,215	$152,269	22
Research and product development	683,214	373,400	309,814	83
Stock based compensation	855,626	740,961	114,665	15
Total operating expenses	$2,380,324	$1,803,576	$576,748	32

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended February 29, 2020 compared to the three months ended February 28, 2019, SG&A costs increased due primarily to an approximately $17,000 increase in personnel costs, $30,000 increase in professional costs and $28,000 increase in other administrative costs. During the six months ended February 29, 2020 compared to the six months ended February 28, 2019, SG&A costs increased due primarily to an approximately $68,000 increase in personnel costs, $37,000 increase in professional costs and $47,000 increase in other administrative costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 29, 2020 compared to the three months ended February 28, 2019, R&PD costs increased primarily as a result of an approximate $56,000 increase in CRADA costs and $81,000 increase in personnel costs offset by a decrease of $20,000 in other R&PD related costs. During the six months ended February 29, 2020 compared to the six months ended February 28, 2019, R&PD costs increased primarily as a result of an approximate $165,000 increase in CRADA costs, $129,000 increase in personnel costs and $16,000 in other R&PD related costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased due to differences in the terms of option grants and the roll off of expense related to older grants offset by expense related to more recent grants.

Other Income (Expense)

A summary of our other income (expense) for the three months ended February 29, 2020 compared with the three months ended February 28, 2019:

	Three Months Ended February 29,	Three Months Ended February 28,	Increase /
	2020	2019	(Decrease)
Other Income (expense):
Interest income	$73,845	$81,980	$8,135
Total operating expenses	$73,845	$81,980	$(8,135)

A summary of our other income (expense) for the six months ended February 29, 2020 compared with the six months ended February 28, 2019:

	Six Months Ended February 29,	Six Months Ended February 28,	Increase /
	2020	2019	(Decrease)
Other Income (expense):
Interest income	$168,348	$81,980	$86,368
Interest expense	-	(128,239)	(128,239)
Accretion of debt discount	-	(663,918)	(663,918)
Total other income (expense)	$168,348	$(710,177)	$(878,525)

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

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of February 29, 2020, the Company had $15,140,054 of cash compared to $16,604,011 as of August 31, 2019. We have financed our operations primarily from the sale of equity and debt securities.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Six Months Ended February 29,	Six Months Ended February 28,	Increase /
	2020	2019	(Decrease)
Operating activities	$(1,458,926)	$(1,229,102)	$(229,824)
Investing activities	(5,031)	(565,850)	560,819
Financing activities	-	19,800,000	(19,800,000)
Net increase (decrease) in cash and cash equivalents	$(1,463,957)	$18,005,048	$(19,469,005)

Operating Activities

Net cash used in operating activities increased $229,824 primarily due to increases in personnel and R&PD costs.

Investing Activities

Net cash used in investing activities decreased due to fewer purchases of equipment.

Financing Activities

Net cash provided by financing activities decreased due to the Company being adequately financed for the foreseeable future as a result of the receipt of $19,800,000 from the November 2018 Private Placement.

Other Contractual Obligations

Other than our contractual obligations under the research agreements and office rent, as of February 29, 2020, we have no other obligations.

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

New Accounting Standards to be Adopted Subsequent to February 29, 2020

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

COVID-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants;, (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing manufacturing sites or partnerships; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to continue on its pathway to commercialization of its SolarWindow technology or products.

The Company’s priority and commitment is to the health and security of its team members, their families and its partners, while its important work continues through this unprecedented event.

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

SolarWindow Technologies, Inc.

By:	/S/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer
(Principal Financial Officer)
Date:	May 1, 2020