Form 10-Q
period 2020-05-31
SolarWindow Technologies, Inc.
filed 2020-07-08
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,959,323 shares of common stock, par value $0.001, were outstanding on July 8, 2020.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.
BALANCE SHEETS

	May 31,	August 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash	$14,705,621	$16,604,011
Deferred research and development costs	658,150	580,879
Prepaid expenses and other current assets	89,872	46,832
Total current assets	15,453,643	17,231,722

Operating lease right-of-use asset	48,198	65,646
Equipment, net of accumulated depreciation of $87,542 and $68,858, respectively	1,355,276	1,368,929
Security deposit	2,200	2,200
Total assets	16,859,317	$18,668,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	79,861	$97,549
Related party payables	192,803	57,933
Current maturities of operating lease	24,272	23,169
Total current liabilities	296,936	178,651

Non-current operating lease	24,212	42,564
Total long term liabilities	24,212	42,564
Total liabilities	321,148	221,215

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 shares issued and outstanding at May 31, 2020 and August 31, 2019	52,959	52,959
Additional paid-in capital	72,456,580	71,166,300
Retained deficit	(55,971,370)	(52,771,977)
Total stockholders' equity	16,538,169	18,447,282
Total liabilities and stockholders' equity	$16,859,317	$18,668,497

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

Operating expenses
Selling, general and administrative	521,523	511,296	1,707,446	1,454,363
Research and product development	515,663	594,157	1,710,064	1,454,666
Total operating expenses	1,037,186	1,105,453	3,417,510	2,909,029

Loss from operations	(1,037,186)	(1,105,453)	(3,417,510)	(2,909,029)

Other income (expense)
Interest income	49,769	118,111	218,117	200,091
Interest expense	–	–	–	(128,239)
Accretion of debt discount	–	–	–	(663,918)
Total other income (expense)	49,769	118,111	218,117	(592,066)

Net loss	$(987,417)	$(987,342)	$(3,199,393)	$(3,501,095)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	52,959,323	52,959,323	47,616,857

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
FOR THE NINE MONTHS ENDED MAY 31, 2020	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$(52,771,977)	$18,447,282
Stock based compensation due to common stock purchase options	–	–	420,970	–	420,970
Net loss for the three months ended November 30, 2019	–	–	–	(1,105,278)	(1,105,278)
Balance, November 30, 2019	52,959,323	52,959	71,587,270	(53,877,255)	17,762,974
Stock based compensation due to common stock purchase options	–	–	434,656	–	434,656
Net loss for the three months ended February 29, 2020	–	–	–	(1,106,698)	(1,106,698)
Balance, February 29, 2020	52,959,323	52,959	72,021,926	(54,983,953)	17,090,932
Stock based compensation due to common stock purchase options	–	–	434,654	–	434,654
Net loss for the three months ended May 31, 2020	–	–	–	(987,417)	(987,417)
Balance, May 31, 2020	52,959,323	$52,959	$72,456,580	$(55,971,370)	$16,538,169

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
FOR THE NINE MONTHS ENDED MAY 31, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)
November 2018 Private Placement units issued for cash	13,200,000	13,200	19,786,800	–	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534		5,200,000
Stock based compensation due to common stock purchase options	–	–	385,734	–	385,734
Net loss for three months ended November 30, 2018	–	–	–	(1,686,917)	(1,686,917)
Balance, November 30, 2018	52,959,323	52,959	67,592,667	(47,571,215)	20,074,411
Stock based compensation due to common stock purchase options	–	–	355,227	–	355,227
Net loss for the three months ended February 28, 2019	–	–	–	(826,836)	(826,836)
Balance, February 28, 2019	52,959,323	52,959	67,947,894	(48,398,052)	19,602,801
Stock based compensation due to common stock purchase options	–	–	355,226	–	355,226
Net loss for the three months ended May 31, 2019	–	–	–	(987,342)	(987,342)
Balance, May 31, 2019	52,959,323	$52,959	$68,303,119	$(49,385,394)	$18,970,684

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
	2020	2019
Cash flows from operating activities
Net loss	$(3,199,393)	$(3,501,095)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	18,684	13,652
Stock based compensation expense	1,290,280	1,096,186
Security deposits	–	(2,200)
Accretion of debt discount	–	663,918
Changes in operating assets and liabilities:
Deferred research and development costs	(77,271)	(323,435)
Prepaid expenses and other assets	(43,040)	(27,808)
Accounts payable and accrued expenses	(17,688)	(9,243)
Operating lease assets and liabilities	199	22
Related party payable	134,870	51,868
Interest payable	–	128,239
Net cash flows used in operating activities	(1,893,359)	(1,909,896)

Cash flows used in investing activity
Purchase of equipment	(5,031)	(596,651)
Net cash flows used in investing activity	(5,031)	(596,651)

Cash flows from financing activities
Proceeds from the issuance of equity securities	–	19,800,000
Net cash flows from financing activities	–	19,800,000

Change in cash	(1,898,390)	17,293,453

Cash at beginning of period	16,604,011	696,826

Cash at end of period	$14,705,621	$17,990,279

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$–	$5,200,000

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim financial statements of SolarWindow Technologies, Inc. (the “Company”) as of May 31, 2020, and for the three and nine months ended May 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019. The accompanying unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of May 31, 2020, results of operations, stockholders’ equity and cash flows for the three and nine months ended May 31, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Photovoltaics are commonly known as “solar panels” providing a method to generate electricity using solar cells to convert energy from light into a flow of electrons. Conventional PV power is generated by solar modules composed of interconnected mono- or poly-crystalline cells containing PV and electricity-conducting materials. These materials are usually opaque (i.e., non-transparent) and only effectively generate electricity with sun light. The Company’s researchers have replaced these materials with very thin layers of specially developed compounds that allow our SolarWindow™ technology to remain see-through or “transparent” while generating electricity when exposed to either sun or artificial light. SolarWindow™ coatings generate electricity when exposed to direct, diffused, filtered, low, or reflected natural or artificial light. The company has filed patent applications related to the application and fabrication of SolarWindow™ devices using these compounds.

Liquidity and Management’s Plan

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of May 31, 2020, the Company had $14,705,621 of cash on hand and working capital of $15,156,707. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through private equity or convertible debt. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

The Company had $14,705,621 of cash deposits as of May 31, 2020, including $52,764 in domestic bank accounts and $14,652,857 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

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

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Computer equipment and software	3 years
Equipment, furniture and fixtures	5 years

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2020 and 2019:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(987,417)	$(987,342)	$(3,199,393)	$(3,501,095)
Denominator:
Weighted average number of common shares outstanding	52,959,323	52,959,323	52,959,323	47,616,857
Basic and diluted EPS	$(0.02)	$(0.02)	$(0.06)	$(0.07)

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

NOTE 3 - Equipment

	May 31,	August 31,
	2020 (Unaudited)	2019
Computers, office equipment and software	$23,709	$18,678
Furniture and fixtures	12,634	12,634
Product development and manufacturing equipment	113,820	113,820
In-process equipment	1,292,655	1,292,655
Total equipment	1,442,818	1,437,787
Accumulated depreciation	(87,542)	(68,858)
Equipment, net	$1,355,276	$1,368,929

During the nine months ended May 31, 2020 and 2019, the Company purchased $5,031 and $596,651, respectively, of equipment. During the three months ended May 31, 2020 and 2019, the Company recognized depreciation expense of $5,782 and $5,209, respectively. During the nine months ended May 31, 2020 and 2019, the Company recognized depreciation expense of $18,684 and $13,652, respectively

During the year ended August 31, 2019, the Company made payments for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That in-process equipment is currently being fabricated to our particular design specifications and will provide a significant increase in our ability to develop and showcase prototype products and components at or near “commercial size.” Contingent on entering into an agreement with a manufacturing partner for our cleanroom process equipment, the remaining $510,345 is planned to be paid upon completion of the equipment fabrication and factory acceptance sometime before December, 2020.

NOTE 4 – Common Stock and Warrants

Common Stock

At May 31, 2020, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 906,085 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants (See “NOTE 5 - Stock Options”).

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2020 and August 31, 2019 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	May 31,	August 31,	Exercise
Description	2020	2019	Price	Date of Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,483,517	19,483,517

NOTE 5 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over one to five years and expire from six to ten years after the date of grant. Stockholders previously approved 5,000,000 shares for grant under the 2006 Plan, of which 906,085 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to a cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through May 31, 2020. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes Model and the simplified method to estimate the expected term of “plain vanilla” options:

Nine Months Ended May 31,
2020
Expected dividend yield	–
Expected stock price volatility	82.94 – 86.23%
Risk-free interest rate	1.40 – 1.69%
Expected term (in years)	4.5 – 5.75
Exercise price	$2.32 and $3.54
Weighted-average grant date fair-value per share	$1.61 and $1.55

A summary of the Company’s stock option activity for the nine months ended May 31, 2020 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Grants	1,506,000	3.54
Forfeitures and cancellations	(20,000)	4.87
Outstanding at August 31, 2019	2,777,334	4.31
Grants	158,000	2.36
Outstanding at May 31, 2020	2,935,334	4.21	7.66 years	111,690
Exercisable at May 31, 2020	2,010,434	4.23	8.08 years	21,718

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2020. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.05 on May 31, 2020 and 153,000 outstanding options have an exercise price below $3.05 per share, as of May 31, 2020, there is $111,690 of intrinsic value to the Company’s outstanding stock options.

Three and Nine Months Ended May 31, 2020

On October 9, 2019, the Company granted 153,000 options to an employee with an exercise price of $2.32, vesting at the rate of 1/36th per month and ten-year term. Additionally, on September 16, 2019, the Board granted 5,000 options to a consultant with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six-year term.

Three and Nine Months Ended May 31, 2019

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio, the Company’s current counsel, forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of said options in the amount of $58,367. During the nine months ended May 31, 2019, the Company did not grant any stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2020 and 2019:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Stock Compensation Expense:
SG&A	$172,219	$118,409	$516,658	$372,260
R&D	262,436	236,817	773,622	723,927
Total	$434,655	$355,226	$1,290,280	$1,096,187

As of May 31, 2020, the Company had $3,391,022 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.25 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2020:

	Stock Options Outstanding			Stock Options Exercisable
					Weighted
	Number of			Number	Average
	Shares	Weighted	Weighted	of Shares	Remaining	Weighted
Range of	Subject to	Average	Average	Subject	Contractual	Average
Exercise	Outstanding	Contractual	Exercise	to Options	Life	Exercise
Prices	Options	Life (Years)	Price ($)	Exercise	(Years)	Price ($)
2.32	153,000	9.36	2.32	29,750	9.36	2.32
3.28	7,500	6.46	3.28	7,500	6.46	3.28
3.46	35,000	5.60	3.46	35,000	5.60	3.46
3.54	1,511,000	7.78	3.54	1,108,350	8.74	3.54
4.87	187,500	7.48	4.87	187,500	7.48	4.87
5.35	1,008,000	7.59	5.35	609,000	7.59	5.35
5.94	33,334	0.56	5.94	33,334	0.56	5.94
Total	2,935,334	7.66	4.21	2,010,434	8.08	4.23

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”), pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2). Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal received compensation of $18,750 per month. The Company recognized expense in connection with the Consulting Agreement of $56,250 and $56,250 during the three months ended May 31, 2020 and 2019, respectively, and $168,750 and $108,750 during the nine months ended May 31, 2020 and 2019, respectively.

On July 1, 2020 the Company and VAMI entered into an Executive Services Consulting Agreement, which supersedes the foregoing agreements and pursuant to which Mr. Bhogal, in addition to continuing to serve as a director of the Company will also serve as the Company’s President and Chief Executive Officer. Please refer to “NOTE 8 – Subsequent Events.”

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

As of May 31, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company used its estimated incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of Lease expenses are as follows:

	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2020
Operating lease cost	$6,666	$19,998
Short-term lease costs	–	–
Total net lease costs	$6,666	$19,998

Supplemental balance sheet information related to the Lease is as follows:

	As of May 31, 2020	As of August 31, 2019

Operating lease right-of-use asset	$48,198	$65,646

Current maturities of operating lease	$24,272	$23,169
Non-current operating lease	24,2112	42,564
Total operating lease liabilities	$48,484	$65,733

Weighted Average remaining lease term (in years):	1.92	2.9
Discount rate:	5.85%	5.85%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s balance sheets as of May 31, 2020 are as follows:

Amount
2020	$6,600
2021	26,664
2022	18,128
Total lease payments	51,392
Less: Imputed interest	(2,908)
Total lease obligation	48,484
Less: current lease obligations	24,272
Long term lease obligations	$24,212

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent to the period ended May 31, 2020 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Effective July 1, 2020, the Company, Jatinder S. Bhogal, Vector Asset Management, Inc., a Canadian entity wholly-owned by Mr. Bhogal (“VAMI”), entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal, in addition to Mr. Bhogal’s current role as a Director, will serve the Company as its President and Chief Executive Officer. Pursuant to the ECA, which has an initial term of three years with one year extensions thereafter unless otherwise terminated, 1) VAMI will be paid an annual base fee of $410,000, payable in accordance with the Company’s general payroll practices; 2) VAMI is eligible for a discretionary performance-based annual bonus of up to 40% of the then annual base fee in effect; 3) VAMI received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock at a strike price of $2.60 per share exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 50% on July 1, 2020 and as to the remaining 50% on July 1, 2021. VAMI assigned and transferred the Stock Option to Mr. Bhogal. The Stock Option is subject to the terms and conditions of the Stock Option Grant and Grant Agreement dated June 29, 2020 with an effective date of July 1, 2020, 2020 by and among the Company, VAMI and Mr. Bhogal. Capitalized terms used in this Item 5 not otherwise defined shall have the meaning ascribed thereto in the ECA.

The ECA provides that any party, at its option, may terminate the ECA with or without cause on 30 days prior written notice. If terminated by the Company without cause, subject to delivery to the Company, by each of VAMI and the Assigned Consultant, of an executed written general release of claims in favor of the Company and its affiliates in a form acceptable to the Company (the “Release”), within the timeframe set forth in the ECA and, if Mr. Bhogal then should be a director of the Company, his resignation therefrom, VAMI shall receive, in addition to any Accrued rights (A) the Prorated Bonus Payment, if any; and (B) the Base Fee in effect at termination, for twelve (12) months, payable in accordance with the normal payroll practices of the Company.

Effective July 1, 2020, Mr. John Conklin resigned as the Company’s President and Chief Executive Officer and as a Director. Effective July 1, 2020, Mr. Conklin will be assuming a new executive role with the Company as its Chief Technology Officer (CTO). The terms and conditions of Mr. Conklin’s current employment agreement will remain in full force and effect.

The Company accepted the resignations of Steve Horovitz and Dr. Alastair Livesey as members of the Board of Directors and appointed John Rhee to the Board of Directors effective July 1, 2020.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, the terms “we,” “us,” “our,” “Company” “our Company,” and “SolarWindow” refer to SolarWindow Technologies, Inc., a Nevada corporation.

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

Our SolarWindow™ technology is the subject of over sixty (60) U. S. and international patents, and thirty (30) trademark application filings for our electricity-generating coatings, applications using SolarWindow™ electricity-generating coatings, and SolarWindow™ technology and product development efforts.

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

A brief list of some of our more important milestones includes:

•	The Company accomplished development initiatives to improve and optimize its laser patterning system and methods of fabrication for our electricity-generating coatings on flexible plastics. Once optimized for industry, this advancement is expected to reduce process time, improve device performance, and reduce costs of SolarWindow™ electricity-generating plastic products.

•	SolarWindow™ coatings were successfully processed through a rigorous laminated commercial window glass fabrication autoclave system. Layered with SolarWindow™ electricity-generating liquid coatings, glass modules were subjected to the extremely high heat and pressure of autoclave equipment located at a commercial glass fabricator’s facility. Despite the SolarWindow™ modules being subjected to the harsh pressure and temperature conditions, subsequent performance testing confirmed that the modules continued to produce power. This is an important milestone for the commercialization of SolarWindow products, showing that our PV layers are compatible with autoclave production equipment.

•	SolarWindow designed, developed, and demonstrated a diffractive optics-based laser multiplexing process to perform precision scribing across a substrate using a single laser system. This work is being accomplished through the AMM CRADA in collaboration with the EERE AMO, and the Advanced Materials Manufacturing Consortium.

•	The Company has set a new performance record for power efficiency with a 34% increase in performance over previous generations of its transparent electricity-generating glass. Performance results are based on independent testing and certification of SolarWindow™ devices by NREL’s Device Performance Measurement Laboratory;

•	Successfully completed important freeze/thaw performance testing necessary for the commercialization of our transparent electricity-generating coatings; modules were subjected to more than 200 freeze/thaw cycles, which yielded favorable performance results of the edge sealing processes and minimal impact on the device electrical performance;

•	Expanded product development and successfully applied our electricity-generating coatings onto flexible glass – as thin as a business card (only 0.1-millimeter-thick) – that is flexible enough to be bent without breaking or cracking;

•	Entered into the NREL CRADA which is still in effect and continues to support our on-going R&D and product development to improve our device, materials, and processes;

•	Expanded the use of our SolarWindow™ coatings to include two new product lines for commercial and military aircraft, and the safety and security of military pilots;

•	Developed new SolarWindow™ coatings with increased transparency and improved color;

•	Produced the largest OPV device ever fabricated at NREL in the institute’s history;

•	Successfully collected and transported electricity using a virtually ‘invisible’ conductive wiring system developed for SolarWindow™;

We are currently developing “SolarWindow™ Products” derived from our SolarWindow™ technology designed to address several potential markets, including:

•	SolarWindow™ – Commercial – A flat glass product for installation in new commercial towers under construction and replacement windows;

•	SolarWindow™ – Structural Glass – Structural glass walls and curtains for tall structures;

•	SolarWindow™– Architectural Glass – Textured and decorative interior glass walls, room dividers, etc.;

•	SolarWindow™ – Residential – A window glass for installation in new residential homes under construction and replacement windows;

•	SolarWindow™ – Flex – Flexible films which may be applied directly to different surfaces;

•	SolarWindow™ - PowerWrap™ - A proprietary product under development that plans to feature multiple colors and high-power production; and

•	SolarWindow™ Retrofit Veneer - Transparent, tinted, and flexible veneers that installers can apply directly on to existing, previously installed, window glass.

Our product development efforts have produced early working prototypes for several of these applications, which we are sharing with potential commercialization partners, who will work along-side us to ascertain whether the SolarWindowTM technology can form the basis for a commercially viable technology or product and which products will be first to market.

We also developed the capability to integrate transparent SolarWindow™ coatings on to flexible glass. This presents new product opportunities for curved and shaped surfaces in automotive and trucking, aircraft, and military applications.

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

On November 18, 2019, we entered into a No Cost Time Extension (“NCTE”) under the NREL CRADA. Under the terms of the NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change, with a new completion date of March 31, 2020. On February 26, 2020, the Company entered into another NCTE whereby all terms and conditions of the NREL CRADA remain in full force and effect without change, with a new completion date of September 30, 2020. Specifically, we are preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for BIPV, and glass and flexible plastic applications. Under the Modification, NREL and the Company will work jointly towards achieving specific commercialization goals and objectives. As of May 31, 2020, the Company made $658,150 of advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA, which is capitalized as deferred research and development costs on our balance sheets.

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

Through the developments of AMM CRADA, the Company accomplished initiatives to improve and optimize its laser patterning system and methods of fabrication for our electricity-generating coatings on flexible plastics. Once optimized for industry, this advancement is expected to reduce process time, improve device performance, and reduce costs of SolarWindow™ electricity-generating plastic products. Another objective of the AMM CRADA is to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Three months ended May 31, 2020 compared with the three months ended May 31, 2019 and the nine months ended May 31, 2020 compared with the nine months ended May 31, 2019

Operating Expenses

A summary of our operating expense for the three months ended May 31, 2020 compared with the three months ended May 31, 2019 follows:

	Three Months Ended May 31,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses:
Selling, general and administrative	$349,305	$392,887	$(43,583)	(11)
Research and product development	253,227	357,340	(104,113)	(29)
Stock based compensation	434,654	355,226	79,429	22
Total operating expenses	$1,037,186	$1,105,453	$(68,267)	(6)

A summary of our operating expense for the nine months ended May 31, 2020 compared with the nine months ended May 31, 2019 follows:

	Nine Months Ended May 31,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses:
Selling, general and administrative	$1,190,788	$1,082,103	$108,685	10
Research and product development	936,442	730,739	205,703	28
Stock based compensation	1,290,280	1,096,187	194,093	18
Total operating expenses	$3,417,510	$2,909,029	$508,481	17

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs , including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended May 31, 2020 compared to the three months ended May 31, 2019, SG&A costs decreased due primarily to an approximate $47,000 decrease in professional costs offset by a $3,000 increase in other administrative costs. During the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019, SG&A costs increased due primarily to an approximate $67,000 increase in personnel costs, $18,000 increase in rent and $34,000 increase in other administrative costs offset by a $10,000 decrease in professional fees.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&PD personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2020 compared to the three months ended May 31, 2019, R&PD costs decreased primarily as a result of an approximate $92,000 decrease in CRADA costs and $114,000 decrease in Other R&PD costs related to materials, consulting, travel and depreciation offset by an increase of $54,000 in personnel costs. During the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019, R&PD costs increased primarily as a result of an approximate $121,000 increase in CRADA costs and $226,000 increase in personnel costs offset by a $141,000 decrease in Other R&PD costs related to materials, consulting, travel and depreciation.

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

Other Income (Expense)

A summary of our other income (expense) for the three months ended May 31, 2020 compared with the three months ended May 31, 2019:

	Three Months Ended May 31,		Increase /
	2020	2019	(Decrease)
Other Income (expense)::
Interest income	$49,769	$118,111	$(68,342)
Total operating expenses	$49,769	$118,111	$(68,342)

A summary of our other income (expense) for the nine months ended May 31, 2020 compared with the nine months ended May 31, 2019:

	Nine Months Ended May 31,		Increase /
	2020	2019	(Decrease)
Other Income (expense)::
Interest income	$218,117	$200,091	$18,026
Interest expense	–	(128,239)	(128,239)
Accretion of debt discount	–	(663,918)	(663,918)
Total operating expenses	$218,117	$(592,066)	$(810,183)

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

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of May 31, 2020, the Company had $14,705,621 of cash compared to $16,604,011 as of August 31, 2019. We have financed our operations primarily from the sale of equity and debt securities.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Nine Months Ended May 31,		Increase /
	2020	2019	(Decrease)
Operating activities	$(1,893,359)	$(1,909,896)	$16,537
Investing activities	(5,031)	(596,651)	591,620
Financing activities	–	19,800,000	(19,800,000)
Net increase (decrease) in cash and cash equivalents	$(1,898,390)	$17,293,453	$(19,191,843)

Operating Activities

Net cash used in operating activities increased $16,537 primarily due to increases in personnel costs.

Investing Activities

Net cash used in investing activities decreased due to fewer purchases of equipment.

Financing Activities

Net cash provided by financing activities decreased due to the Company being adequately financed for the foreseeable future as a result of the receipt of $19,800,000 from the November 2018 Private Placement.

Other Contractual Obligations

Other than our contractual obligations under the research agreements and office rent, as of May 31, 2020, we have no other obligations.

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

New Accounting Standards to be Adopted Subsequent to May 31, 2020

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information

Effective July 1, 2020, the Company, Jatinder S. Bhogal, Vector Asset Management, Inc., a Canadian entity wholly-owned by Mr. Bhogal (“VAMI”), entered into an Executive Consulting Agreement (“ECA”) whereby Mr. Bhogal, in addition to Mr. Bhogal’s current role as a Director, will serve the Company as its President and Chief Executive Officer. Pursuant to the ECA, which has an initial term of three years with one year extensions thereafter unless otherwise terminated, 1) VAMI will be paid an annual base fee of $410,000, payable in accordance with the Company’s general payroll practices; 2) VAMI is eligible for a discretionary performance-based annual bonus of up to 40% of the then annual base fee in effect; 3) VAMI received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock at a strike price of $2.60 per share exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 50% on July 1, 2020 and as to the remaining 50% on July 1, 2021. VAMI assigned and transferred the Stock Option to Mr. Bhogal. The Stock Option is subject to the terms and conditions of the Stock Option Grant and Grant Agreement dated June 29, 2020 with an effective date of July 1, 2020, 2020 by and among the Company, VAMI and Mr. Bhogal. Capitalized terms used in this Item 5 not otherwise defined shall have the meaning ascribed thereto in the ECA.

The ECA provides that any party, at its option, may terminate the ECA with or without cause on 30 days prior written notice. If terminated by the Company without cause, subject to delivery to the Company, by each of VAMI and the Assigned Consultant, of an executed written general release of claims in favor of the Company and its affiliates in a form acceptable to the Company (the “Release”), within the timeframe set forth in the ECA and, if Mr. Bhogal then should be a director of the Company, his resignation therefrom, VAMI shall receive, in addition to any Accrued rights (A) the Prorated Bonus Payment , if any; and (B) the Base Fee in effect at termination, for twelve (12) months, payable in accordance with the normal payroll practices of the Company.

The foregoing summary of the ECA and the Stock Option are qualified in their entirety by reference to the ECA and the Stock Option Grant and Grant Agreement copies of which are attached to this Report as Exhibits 10.1 and 10.2 respectively.

Effective July 1, 2020, Mr. John Conklin resigned as the Company’s President and Chief Executive Officer and as a Director. Effective July 1, 2020, Mr. Conklin will be assuming a new executive role with the Company as its Chief Technology Officer (CTO). The terms and conditions of Mr. Conklin’s current employment agreement will remain in full force and effect.

The Company accepted the resignations of Steve Horovitz and Dr. Alastair Livesey as members of the Board of Directors and appointed John Rhee to the Board of Directors effective July 1, 2020. Mr. Rhee brings over 20 years of experience helping businesses in a variety of industries in the areas of strategic financing, mergers and acquisitions and portfolio management. Since 2013, Mr. Rhee has served as Chairman and Managing Director of Stratis Impact a Private Equity firm located in Hong Kong. From 2009 to 2013, Mr. Rhee served the Korean Ministry of Culture as a Senior Adviser and from 2004 to 2008 as Executive Director for Investment at Softbank. Mr. Rhee holds a J.D from Yale Law School and undergraduate degree from Cornell University.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Executive Consulting Agreement dated June 29, 2020 having an effective date of July 1, 2020 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc., and Jatinder S. Bhogal. *

10.2	Stock Option Grant and Grant Agreement dated as of June 29, 2020 between SolarWindow Technologies, Inc., Jatinder S. Bhogal and Vector Asset Management, Inc. and having an effective date of July 1, 2020.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.

By:	/S/ Steve Yan-Klassen
Steve Yan-Klassen
Chief Financial Officer
(Principal Financial Officer)
Date:	July 8, 2020

