Form 10-K
period 2020-08-31
SolarWindow Technologies, Inc.
filed 2020-11-10
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-3509694 (I.R.S. Employer Identification No.)
430 Park Avenue, Suite 702 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

300 Main Street, Suite 6, Vestal, NY 13850

(Former name, former address and former fiscal year, if changed since last report)

(800) 213-0689

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2020 was $36,464,000.

As of November 9, 2020, 52,959,323 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2020 and 2019

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

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology and alternative energy industries (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

All references to “we,” “us,” or “our,” refer to SolarWindow Technologies, Inc.

Item 1. Business

Background

We are a pre-revenue company developing proprietary transparent electricity-generating coatings (“SolarWindow™ Coatings” or “LiquidElectricity™ Coatings”). Our LiquidElectricity™ Coatings generate electricity by harvesting light energy from natural sun, artificial light, and low, shaded, or reflected light conditions. We apply ultra-thin layers of LiquidElectricity™ Coatings to rigid glass, and flexible glass and plastic surfaces where they transform otherwise ordinary surfaces into organic photovoltaic devices.

Potential applications of our LiquidElectricity™ Coatings span multiple industries, including architectural, automotive, agrivoltaic (greenhouse agriculture), aerospace, commercial transportation and marine.

We have achieved important milestones and overcome major technical challenges in order to broaden the range of materials and products that we can coat to generate electricity. Our goals in developing electricity-generating products have included ensuring transparency and esthetics, optimizing power generation, and lowering the costs of our coatings materials and their related application.

We first coated rigid flat glass with our LiquidElectricity™ Coatings to generate electricity. Numerous technological advancements over the past two years enabled us to fabricate panes of flat glass layered with LiquidElectricity™ coatings at room temperature and ambient pressure; this process represents a significant technical achievement which may provide manufacturing advantages over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic manufacturing.

Among important field tests, LiquidElectricity™ Coatings on flat glass have been successfully processed through the rigorous autoclave system for window glass lamination at a commercial fabricator. At the fabricator’s facilities, glass panes layered with LiquidElectricity™ Coatings were subjected to the extremely high heat and pressure of autoclave equipment used in commercial glass lamination. Subsequent performance testing confirmed that glass with SolarWindow™ Coatings continued to produce power.

LiquidElectricity™ Coatings on glass panes have also been subjected to more than 200 freeze/thaw cycles, yielding favorable performance. SolarWindow™ edge sealing processes and materials contributed to the prevention of moisture-related damage, an important feature.

In addition to flat glass, we have successfully applied our LiquidElectricity™ Coatings to generate electricity on flexible glass and plastics. On glass surfaces, our electricity-generating SolarWindow™ Coatings could enable new and retrofit architectural applications such as windows for commercial towers, glass walls and curtain walls, room dividers, and other related products. On flexible surfaces, our electricity-generating SolarWindow™ products present applications in various industries, including: automotive, light and commercial trucks, recreational vehicles, marine, aerospace and defense, agrivoltaics, and others.

Among our near-term product iterations, is the electrification of glass surfaces. LiquidElectricity™ coatings could produce electricity-generating windows for potential use in new construction and retrofit applications in commercial buildings, when applied using our proprietary processes and subsequently fabricated into a window product.

In a recent demonstration in July 2020, LiquidElectricity™ Coatings applied to otherwise ordinary glass panes resulted in the fabrication of a 9 square-foot SolarWindow™ array, our largest and most transparent array, which displayed voltage and successfully powered a series of LED lights. In October 2020, we released video footage of our electricity-generating coatings applied to glass, successfully powering LED lights while undergoing testing under various simulated light conditions.

Currently, our LiquidElectricity™ Coatings and SolarWindow™ products are under development with support from commercial contract firms who provide expertise in specialty chemistry and coatings processes, and at one of the most respected and advanced solar-photovoltaic research institutions in the world, the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”), through a Cooperative Research and Development Agreement (“CRADA”).

Additionally, we work on specific advancements to various aspects of SolarWindow™ manufacturing-related processes with NREL and Argonne National Laboratory. This ongoing work was initiated after SolarWindow was awarded our first-ever DOE Grant for Advanced Manufacturing. Specifically, our work is conducted through an Advanced Materials Manufacturing Cooperative Research and Development Agreement (“AMM CRADA”) from the DOE Office of Energy Efficiency and Renewable Energy’s Advanced Manufacturing Office, and the Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory, partnering with Argonne National Laboratory, Lawrence Berkeley National Laboratory, and NREL.

Beyond research and development, our commercial strategy is to apply LiquidElectricity™ Coatings to existing third-party materials or product surfaces, to create electricity-generating products which could become self-powered, or colloquially, “self-charging”. In furtherance of our strategy, over the past year we have strengthened our management team, established the SolarWindow Innovation Group, and expanded our US operations to Asia.

In October 2020, we announced the opening of offices in Seoul, South Korea and the appointment of management and operations personnel in the US and South Korea to pursue commercial partnerships for our Company so as to enable productization, manufacturing, and marketing of our technologies and products.

Our commercial development efforts in the US and Asia include seeking technology, product licensing and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries.

Our proprietary electricity-generating coatings and associated SolarWindow™ technologies are the subject of thirty (30) trademarks and over sixty (60) U.S. and international patents, either granted or in-process. See Intellectual Property, below.

We believe that our efforts have already produced a basis for these applications. Our planned productization and commercialization of SolarWindowTM technologies will require significant further product development, fabrication, testing, and validation. In addition to our technology development CRADA and AMM CRADA, and engagements with specialty contract groups, we anticipate the need for product development partnerships with commercial partners in order to ascertain the viability of our technologies and products, currently under development.

Our SolarWindow™ technologies and products, currently under development, use our proprietary chemistries and application processes in order to generate electricity on glass and plastics. Our ongoing research and product development requires the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

We cannot accurately predict the amount of funding or the time required to successfully commercialize SolarWindow™ products. The actual cost and time required to commercialize our SolarWindow™ technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

The Market Opportunity for our SolarWindow™ Coatings

Based on our market research, there are no commercially marketed electricity-generating products available for sale in the United States which provide the functionality, features, esthetics, and adaptability of SolarWindow™ Coatings.

Our markets include building window and glass applications, referred to as “architectural flat glass” and “fabricated glass products.” Flat glass is extensively used in the architecture industry in applications such as windows, partitions, and facades. One third-party glass industry report, published in February 2020, by Grand View Research, Inc., projects that the global flat glass market is expected to reach $202.9 billion by 2027, growing at a revenue-based compounded annual growth rate (“CAGR”) of 7.3%.

We are also targeting applications for our LiquidElectricity™ Coatings in automotive, light and commercial trucks, recreational vehicles, marine, and aerospace and defense sectors, among others. We believe that the rising demand for electric propulsion and autonomous piloting in these segments presents a timely opportunity for our electricity-generating technologies.

Additionally, the agrivoltaics market for our electricity-generating coatings includes the smart greenhouse market, valued at $1.37 billion in 2019 and projected to reach $3.23 billion by 2027, growing at a CAGR of 11.4% from 2020 to 2027. In addition to these smart greenhouses which monitor and control the growth condition of plants and optimize the growing process of the plants, we believe that conventional greenhouse structures, both new and existing, present commercial opportunities for the application of SolarWindow to these structures.

We believe that our addressable markets in each of the forgoing segments are fractional, yet may present viable commercial opportunities.

Our Competitive Strengths

We believe that the following strengths of our SolarWindow™ Coatings and technologies should enable us to compete successfully in the alternative and renewable energy industries:

•	Performance in Natural and Artificial Light - We propose unique solutions for harvesting the light energy of natural and artificial light sources to generate sustainable electricity;

•	Works on Glass and Plastics - Our LiquidElectricity™ Coatings are capable of generating electricity on flat glass and flexible glass and plastics; and

•	Cost Effective - Our LiquidElectricity™ Coatings are engineered for manufacturing using earth abundant materials at a low price point, and are suited for high-throughput manufacturing.

Our Business Strategy

As noted, our commercial development efforts in the US and Asia include seeking technology, product licensing and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries. Key elements of our business strategy to implement the forgoing include:

•	Strategic Commercial Partnerships – We have expanded our US operations with commercial development offices in Seoul, South Korea and the appointment of management and operations personnel in the US and South Korea to pursue commercial partnerships for our Company so as to enable productization, manufacturing, and marketing of our technologies and products. Our target partnerships include glass, plastics, window, automotive, greenhouse manufacturing and other related companies;

•	Innovative Research and Continuous Product and Technology Enhancement - Partnering with research institutions, product development firms, and others with proven technology expertise and developing additional applications and markets for SolarWindow™ Coatings. We are currently working with scientists at NREL for the ongoing development of our SolarWindow™ Coatings and applications processes, and on the AMM CRADA which focuses on high-speed roll-to-roll manufacturing processes development. We work to engage additional firms and institutions with important technical and product development competencies as needed; and

•	Management Team Development – Augment our management team with experienced and effective talent in order to, among other competencies, advance our product development and innovation programs, monetize and leverage our intellectual property, develop and implement sales and marketing plans, enhance the Company’s brand positioning in industry and capital markets, and raise capital in order to effectuate our business plan.

Competition for SolarWindow™ Technology and Products

The solar PV industry is highly competitive and such competition is increasing as the number of participants in the industry continues to grow. Although we are not aware of other products utilizing technology substantially similar to SolarWindow™ technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies, from which products may be derived and ultimately compete with the SolarWindow™ Products.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium di-selenide, and others to generate electricity from sunlight. Given sufficient time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than SolarWindow™ Products, currently under development.

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

The descriptions of the products and technologies being developed or marketed by our competitors listed below have been taken from publicly available documents or reports filed by these companies:

•	Ubiquitous Energy is a company that began at the Massachusetts Institute of Technology and is initially moving toward the electronics (tablet & E-reader, cell phone) market. Their first product appears to be a very clear, and have a high visible light transmission (“VLT”);

•	Solarmer is developing organic photovoltaic or OPV technology, targeting portable power, off-grid power, and building integrated photovoltaics (BIPV) markets. Solarmer will utilize its materials, devices, and roll-to-roll process technology to manufacture OPV modules with strategic partners throughout the world. Solarmer sells and provides OPV modules to product developers and system integrators who will integrate them into various products;

•	Next Energy Technologies, Inc. (NEXT) is developing low-cost, printable, transparent coatings that are integrated into windows, allowing for the harvest and conversion of light energy for use as on site renewable power. NEXT solar technology is being developed to enable adoption into building-integrated photovoltaic windows to allow architects and building owners to transform windows and glass facades into energy-producing assets with reportedly appealing aesthetics, performance and economics.

•	ONYX Solar is a new type of solar company, while they are not an OPV material company, the company is considered a competitor in the space for generating power under low light conditions. Their current technology is mixture of semitransparent amorphous Si, Crystalline Si and possibly Copper, Indium, Gallium, Selenide (CIS or CIGS) and is also working on OPV. They are currently in production, and are generating revenue; and

These companies may have numerous competitive advantages, including:

•	Significantly greater name recognition;

▪	established distribution networks;

▪	more advanced technologies and product development;

▪	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

▪	processes that are operational and manufacturing prototype or final products;

▪	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

▪	significantly greater financial and human resources for product development, sales and marketing, and patent litigation.

If our competitors were to succeed in developing products that are more effective in producing electrical energy at a lower cost than SolarWindow™ technology, some or all of SolarWindow™ Products or our technology could be rendered obsolete and non-competitive. Accordingly, in addition to our research and development efforts, we have undertaken a public relations, advertising, and market access outreach programs designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products we may derive from our research and development efforts, if and when any applicable regulatory approval is received.

Our commercial success will depend on our ability and the ability of our manufacturing partners, licensee or sub-licensees, if any, to compete effectively in product development areas such as, but not limited to: safety, reliability, availability, price, marketing, distribution and patent position.

Our competitive position in the market will also depend on our ability to attract and retain qualified personnel, to obtain patent protection, develop proprietary products and processes, protect our intellectual property rights, and to secure sufficient capital resources required during the often-substantial period between technology development and commercial sales.

An important factor will be the timing of market introduction of any SolarWindowTM products we develop. Accordingly, the speed with which we can develop SolarWindow™ products, complete safety approvals and ultimately supply commercial quantities of any products we develop to the market is important.

Proprietary Assets

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes, and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technologies and products.

As of August 31, 2020, our proprietary electricity-generating coatings and associated SolarWindow™ technologies are the subject of more than 30 trademarks and over 60 U.S. and international patents, granted or in-process. Our patent filings include five (5) granted patents in the United States, while all in-process patent filings include U.S. and foreign jurisdictions. In preparation for productization and future commercial sales, our 30 trademarks have been established for the Company’s use in commerce. Our issued patents are scheduled to expire between November, 2032 and March, 2033, and may or may not be basis for filing continuations. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

We believe that many elements of LiquidElectricity™ Coatings and SolarWindow™ processes, technologies and products involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including but not limited to technical processes, equipment, design architecture, algorithms, and procedures. Accordingly, we rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce.

Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents we now own or that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Government Regulation

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

The production and marketing of SolarWindow™ technology derived products would be subject to existing and future safety & health regulations and standards in the United States and South Korea.

Current safety & health requirements and standards for electrical products can include, but may not be limited to, Occupational Safety and Health Administration regulations, National Electrical Code as approved as an American National Standard by the American National Standards Institute or ANSI/NFPA-70, certification by Underwriters Laboratories and the Society of Automotive Engineers, and compliance with State, Federal, and local building codes. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of SolarWindow™ technology evolves. We may be additionally required to comply with similar regulations and standards in South Korea.

Employees and Consultants

The Company utilizes the services of full-time employees as well as part-time employees and consultants on a contract basis. As of October 31, 2020, we had three (3) full-time employees and seven (7) part-time employees and consultants. Our employees are located in the United States, Canada and South Korea.

Our full-time employees include Jatinder S. Bhogal our President and Chief Executive Officer, John A. Conklin our Chief Technology Officer, and James Whitaker our Principal R&D Scientist.

We have employer sponsored health and dental plans available to form W-2 based employees. Additionally, from time-to-time, the Company grants stock options to employees on a discretionary basis. None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Other Information

Our website address is www.solarwindow.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this Annual Report on Form 10-K.

The public may also read and copy any materials we file with the United States Securities and Exchange Commission (“SEC”) on the SEC’s website at www.sec.gov which site contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

The Company’s executive office is located at 430 Park Avenue, Suite 702, New York, NY 10022. The Company’s telephone number is (800) 213-0689.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at SolarWindow Technologies, Inc., Attention: Jatinder S. Bhogal or Justin Frere, 430 Park Avenue, Suite 702, New York, NY 10022. The Board will review and respond to all correspondence received, as appropriate.

Item 1A. Risk Factors

RISK FACTORS

The following risk factors and the forward-looking statements elsewhere in this Report on Form 10-K should be read carefully in connection with evaluating the business of the Company. A wide range of events and circumstances could materially affect our overall performance and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this Annual Report on Form 10-K, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations. These risk factors may be amended, supplemented or superseded from time to time in filings and reports that we file with the SEC in the future.

Risks Related To Our Business

We have experienced significant losses, have not generated any revenues and expect losses to continue for the foreseeable future.

We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss of $7,353,062 and $6,887,678 for our fiscal years ended August 31, 2020 and 2019.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of August 31, 2020, we had 52,959,323 shares issued and outstanding, of which 31,306,805 are deemed “restricted” or “control” securities within the meaning of Rule 144, as promulgated under the Securities Act (“Rule 144”). The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future stock sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

We will require additional financing in the future to expand operations into advanced stages of product development and fabrication, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

We are currently in the advanced stages of our research and early stages of product development and have come to the point where larger, faster, and more precise equipment is necessary for development to continue and to be able to come to market with a commercially viable product. On November 26, 2018, the Company completed a self-directed offering of equity securities resulting in proceeds of $19,800,000. Based on management’s assessment, the Company has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report, to meet product development and fabrication goals.

We have experienced and continue to experience negative cash flows from operations. We expect that we will need to raise substantial additional capital to accomplish our business plan in future years. We expect to seek additional funding through financial or strategic investors. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect our business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its SolarWindow™ technology or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to us than might otherwise be available.

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

We are currently in the advanced stages of our research and early stages of product development. We have come to the point where larger, faster, and more precise equipment is necessary for all facets of technology and product development to continue and to be able to come to market with a commercially viable product. We, however, cannot accurately predict the amount of funding or the time required to successfully commercialize the SolarWindow™ technology. The actual cost and time required to commercialize these technologies may vary significantly depending on, among other things, the results of our research and product development efforts; the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and product development programs; competitive and technological advances; the cost of filing, prosecuting, defending and enforcing claims with respect to patents; the regulatory approval process; process manufacturing; marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

Due to the fact that all but one of our five directors conduct outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities which may hinder our achieving our business objectives.

Currently we have five directors, only one of whom is an employee. Mr. Jatinder S. Bhogal, our President and Chief Executive Officer, does and will continue to provide his full-time efforts to our business activities. While our four (4) other Directors intend to devote as much time as necessary to the success and development of SolarWindow™ technology, currently each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, and have done so to date, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. In the event that their outside interests begin to take precedence over their positions in with the Company, our business will suffer and may adversely impact our goal of achieving profitability through the commercialization of SolarWindow. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

The success of our research and development activities is uncertain. If such efforts are not successful, we will be unable to generate revenues from our operations and we may have to cease doing business.

Commercialization of the SolarWindow™ technology will require significant further research, development and testing as we must ascertain whether the SolarWindow™ technology can form the basis for a commercially viable technology or product. If our research and development fails to prove the commercial viability of the SolarWindow™ technology, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. We anticipate remaining engaged in technology and initial product development for (a) specific product(s) through at least December 2021.

The development of the SolarWindow™ technology is subject to the risks of failure inherent to the development of any novel technology.

Ultimately, the development and commercialization of the SolarWindow™ technology is subject to a number of risks that are particular to the development and commercialization of any novel technology. These risks include, but are not limited to, the following:

•	our research and development efforts may not produce a commercially viable product;
•	we may not be able to develop an industrial process required to manufacture a commercial product;
•	we may fail to maintain license rights to the SolarWindow™ technology (or any of its derivatives);
•	we may fail to develop, acquire, or license various enabling technologies that may be integral to the commercialization of the SolarWindow™ (or any of its derivatives);
•	we may fail to integrate our process into an industrial setting for the manufacturing of SolarWindow™ Products;
•	the SolarWindow™ technology (or any of its derivatives) may ultimately prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory or safe operating approvals;
•	the SolarWindow™ technology (or any of its derivatives), even if safe and effective, may be difficult to manufacture on a large scale or be uneconomical to market;
•	our marketing license or proprietary rights to products derived from the SolarWindow™ technology may not be sufficient to protect our products from competitors;
•	the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing products utilizing the SolarWindow™ technology; or,
•	third parties may market superior, more effective, or less expensive technologies or products having comparable performance and appearance characteristics to the SolarWindow™ coatings (or any of its derivatives).

If we ultimately do not obtain the necessary regulatory and safe operation approvals for the commercialization of the SolarWindow™ technology, we will not achieve profitable operations and your investment may be lost.

In order to commercialize the SolarWindow™ technology, we may need to obtain regulatory approval from various local, state, federal or international agencies; or approval from global safety certifying organizations that will certify safe operation of our products. At this time, we do not have a product to be submitted for regulatory or safe operating approval. The process for obtaining these approvals may be time consuming and costly, and there is no guaranty that we will be able to obtain such approvals. The failure to obtain any necessary approvals could delay or prevent us from achieving revenue or profitability, which could result in the partial or total loss of your investment.

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

Our commercial success will depend, in part, on our ability to obtain patents and/or maintain adequate protection for our technologies and products in the United States and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We intend to apply for additional patents for our SolarWindow™ technologies, applications, processes, and products, as we deem appropriate. We may, however, fail to apply for patents on important technologies, products, or processes in a timely manner, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products, processes, or technologies. In addition, the patent positions of alternative energy technology companies are highly uncertain and involve complex legal and factual questions for which important legal principles and regulations or policies remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	we are unable to reduce an invention to fabrication and product practice required for formation beyond conception;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications will result in issued patents;
•	any of our patents will be valid or enforceable;
•	any patents issued to us will provide us with any competitive advantages, or will not be challenged by third parties; and
•	we will develop additional proprietary technologies, products, or processes that are patentable, or the patents of others will not have an adverse effect on our business.

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends on many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is inappropriate or unobtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we may not be able to assert our trade secrets against them and our business could be harmed.

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

Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business (and as a result we have over 90 U.S. and International patent, and trademark filings), we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our research and product development programs involve the handling of chemicals. These chemicals have the potential to be harmful or hazardous to human health and/or the environment. Accordingly, we may become subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of dangerous and hazardous materials. If violations of environmental, and/or safety & health laws or standards occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may unintentionally violate environmental, and/or safety & health laws or standards in the future as a result of human error, equipment failure or other causes. Environmental, and safety & health laws and standards could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business, environmental, or safety & health groups. Changes to or restrictions on permitting requirements or processes, harmful or hazardous material storage, or chemical handling might require an unplanned capital investment or relocation of our research or product development programs. Failure to comply with new or existing laws or regulations, or failing to plan for possible changes in these laws could harm our business, financial condition and results of operations. Currently, we do not have any insurance coverage with respect to damages or liabilities we may incur as a result of these activities.

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

Some of our competitors are better capitalized, have more employees, and have established market positions than SolarWindow. If we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve adequate sales and market share. There are a number of major multi-national corporations that produce solar power and alternative energy products, which may be competitive with those that we are seeking to develop, including Heliatek, Dyetec Solar, Dysol, Solarmer Energy, BP Solar, Kyocera Solar, Sharp, GE, Mitsubishi, Solar World AG, Sanyo, Ubiquitous Energy, Oxford PV, ONYX Solar, Next Energy Technologies, and others. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power and alternative energy technologies that may have a cost basis similar to, or lower than, our SolarWindow™ Product projected costs.

Technological changes could render our products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine or advance our technologies, and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The alternative and renewable energy industry is rapidly evolving and highly competitive. We will need to invest significant financial resources in additional technology research & development, and product development to keep pace with technological advances in the industry and to compete in the future; we may be unable to secure such financing. We believe that a variety of competing solar and alternative or renewable energy technologies may be in development by other companies that could result in lower manufacturing costs and/or higher product performance than those expected for our products. Our development efforts may be hindered or rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of transparent electricity-generating products.

To the extent we are able to develop and commercialize products based upon or derived from the SolarWindow™ technology, if such products do not gain market acceptance, we may not achieve sales and market share.

The development of a successful market for our products may be adversely affected by a number of factors, some of which are beyond our control, including:

•	customer, architectural and engineering acceptance of our products;
•	our failure to produce products that compete favorably against other alternative or renewable energy, or solar-photovoltaic power products on the basis of cost, quality, durability, reliability, and performance;
•	our failure to produce products that compete favorably against conventional energy sources and distributed-generation technologies on the basis of cost, quality and performance;
•	our failure to qualify for and secure government grants, tax incentives and any other financial subsidies that may be available to consumers for the implementation of alternative or renewable energy technologies such as solar systems at such time as our products become available for commercial sale, and which potential customers for our products may reasonably expect; and
•	our failure to develop and maintain successful partnerships with manufacturers, distributors, and other resellers, as well as strategic partners.

If our products fail to gain market acceptance, we will be unable to achieve sales, market share, or profitability.

If organic solar photovoltaic light energy harvesting technologies are not suitable for widespread adoption or sufficient demand for such products does not develop or takes longer to develop than we anticipate, we may not be able to profitably exploit the SolarWindow™ technology.

The market for OPV solar-energy related products is emerging and rapidly evolving, and the market for energy harvesting products is generally unproven and not well established. The success of products for these markets is uncertain.

If our SolarWindow™ OPV solar power or light energy harvesting technologies prove unsuitable for widespread commercial deployment or if demand for such power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for such products in the particular markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of organic solar photovoltaic light energy capture and conversion products, including:

•	cost-effectiveness of such technologies as compared with conventional and competitive alternative or renewable energy technologies;
•	performance, durability, and reliability of such products as compared with conventional and competitive alternative energy products;

•	success of other alternative or renewable energy technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators, and solar thermal technologies;
•	public concern regarding energy security, the potential risks that may be associated with global warming, the environmental and social impacts of fossil fuel extraction and use;
•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative or renewable energy generating products;
•	fluctuations in the prices of fossil fuels or their derivatives;
•	capital expenditures by customers, which tend to decrease when domestic or foreign economies slow;
•	potential deregulation of the electric power industry and broader energy industry initiatives; and
•	availability of government, state, feed-in tariff, and other financial subsidies and incentives.

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

Competition for highly qualified management, technical, and scientific personnel (Personnel) is intense in our industry. Future success depends in part on our ability to hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the area of OPV with focus in our SolarWindow™ technologies and products. A key risk is our ability to anticipate our needs for certain key competences and to implement human resource solutions to recruit and hire, or improve these competences. If we are not successful in hiring and retaining qualified Personnel our ability to execute on our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

We may be the subject of product liability claims and other adverse effects due to defective products, design faults or harm caused to persons and property.

Despite our development, testing, fabrication, and quality control and assurance procedures, SolarWindow™ products may not operate properly or could contain design or fabrication faults or defects, which could give rise to disputes in respect of its performance, degradation and reliability giving rise to liability. Product liability related to defective products could lead to a loss of revenue, claims under warranty, and legal proceedings. Such disputes could result in a fall-off in demand or harm our reputation for product performance, safety, and/or quality.

Our SolarWindow™ technology and products will be subject to environmental, occupational safety & health, Underwriter Laboratory (UL) Certification, European Conformity (CE) Certification, electrical codes, and other state and federal, European Union (EU), and other Country regulations.

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

Our Power, and Financial and Revenue Modeling and Estimates (the “Model”) are exposed to risks associated with the effect of changing interest rates, State & Federal subsidies, modified accelerated cost recovery system (MACRS), taxes, depreciation and renewable energy tax credits. These risks affect borrowings; return on investment (“ROI”), internal rate of return (“IRR”) or economic rate of return (ERR), etc. and the ability to borrow or raise capital to have a structured finance program, or secure deployment funding. If any of these Financial and Revenue Modeling and Estimation parameters fail to exist, cease to be available, or diminish in any way, our Financial and Revenue Modeling and Estimates may not be accurate or reveal profitability, or favorable ROI and/or IRR necessary for SolarWindow™ technology or related product deployment.

Our financial model may prove to be inaccurate and our SolarWindow™ technology or related products may not be cost effective.

Although our independently verified Model has shown that our SolarWindow™ technology can provide a one-year payback, it is based upon a number of assumptions that may not prove accurate. If the Model is inaccurate our SolarWindow™ technology or related product may not provide potential customers with sufficient ROI or IRR to be a cost-effective alternative when compared to other competing products.

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

Without sufficient capital, human resources, the appropriate process equipment, or required supply chain, the Company may not be capable of integrating its process and/or technologies into a manufacturing process necessary to produce a manufacturable product. The innovation of SolarWindow™ processes and technologies is a crucial strategic concern, with mounting pressure to meet anticipated power, financial, and ROI and IRR for our manufacturers, or sales and distribution channels. If we are unable to integrate of process and/or technologies into industry, SolarWindow™ product innovation can rapidly become obsolete. SolarWindow™ processes and supply chains are highly complex and continuously exposed to a variety of risks such as microeconomics, macroeconomic, face geopolitical pressures, regulatory requirements, environmental risk and responsibilities, construction risk, and emerging markets. Integration of the company SolarWindow™ processes is critical to product development and revenue generation. If the process cannot be integrated into industry, products, or brought to market in a timely manner, the Company, its potential SolarWindow™ products, and ability to operate may be threatened. At this time, the integration of SolarWindow™ technologies into industrial manufacturing processes is uncertain.

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

A novel strain of coronavirus, the COVID-19 virus, may adversely affect our business operations and financial condition.

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. Our employees are working remotely and using various technologies to perform their functions. In reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition, and development; however, its ultimate impact is highly uncertain and subject to change.

We have recently expanded our operations to Asia and have established offices in the Republic of Korea, where we have limited experience in intellectual property, manufacturing, regulatory compliance, and sales, thus exposing us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

Having established offices in the Republic of Korea from which we will endeavor to expand into other Asian countries, we will now be faced with risks which previously were of little or no import to us but which now could have a material impact on our overall operations and ultimate success. These new risks, include:

•	protection of intellectual property and trade secrets in foreign jurisdictions in which our US based protections may not be generally recognized;
•	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;
•	the burden of complying with and changes in U.S. or international taxation policies;
•	disruptions in or inadequate infrastructure of the countries where we operate;
•	the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China, the Republic of Korea and Japan among others;
•	difficulties in staffing and managing international operations; and
•	the burden of complying with foreign and international laws and treaties.

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.

Moreover, as we move forward with our strategy of expanding into Asian markets, our operations and performance will become significantly more dependent on worldwide economic conditions. Uncertainty about global economic conditions ultimately could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition.

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

As of August 31, 2020, we had 52,959,323 shares issued and outstanding, of which 31,306,805 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, our former Chairman and former director, beneficially owns approximately 75.78% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this report, Kalen Capital Holdings LLC, a wholly owned subsidiary of KCC, a private corporation solely owned by Harmel S. Rayat, beneficially owned 54,200,849 shares (inclusive of 18,561,918 shares issuable upon exercise of outstanding warrants, conversion of the Convertible Note and the exercise of the warrants included upon conversion thereof), or approximately 75.78%, of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 35,638,931 shares of our total issued and outstanding 52,959,323 shares, is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, Mr. Rayat could use his voting influence to maintain our existing management and directors in office, or support or reject other management and Board of Director (“Board”) proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered financing transactions.

The company is subject to compliance with rules requiring the adoption of certain corporate governance measures, which requires control measures for related party transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of SOX, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market.

A significant requirement that applies to accelerated and large accelerated filers under SOX 404(c), but not to non-accelerated filers, is the requirement that accelerated and large accelerated filers have an internal control over financial reporting (“ICFR”) auditor attestation. An ICFR auditor attestation requires the independent accounting firm that prepares or issues the issuer’s financial statement audit report to also attest to, and report on, management’s assessment of the effectiveness of the issuer’s ICFR. SOX Section 404(c), however, exempts non-accelerated filers from the ICFR auditor attestation requirement. As a result of our public float exceeding $75 million (prior to the rule change described below) on February 28, 2018, for our year ended August 31, 2018, the Company was subject to SOX 404(b).

On March 12, 2020, the SEC approved amendments to Rule 12b-2 that excludes from the definitions of “accelerated filer” and “large accelerated filer” any issuer that is eligible to be a smaller reporting company (“SRC”) and had revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. These amendments align the June 2018 amendments to Rule 12b-2 that raised the cap for status as an SRC from less than $75 million in public float to less than $250 million. The June 2018 amendments also designated as SRCs companies with less than $100 million in annual revenues if they also had either no public float or a public float of less than $700 million. As a result of the recent amendments to the definition of an SRC and the resulting increase in the thresholds in revenue and public float value, the Company is not subject to the attest requirements of SOX 404(b). However, should our fiscal year revenues exceed $100 million and our second quarter public float exceed $250 million, the Company will again be subject to SOX 404(b).

There are options to purchase shares of our common stock currently outstanding.

As of August 31, 2020, we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 7,804,734 shares of our common stock. The exercise prices of these options range from $2.32 to $8.00 per share. 7,279,334 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our common stock currently outstanding.

As of August 31, 2020, we had issued warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 19,483,517 shares of common stock with exercise prices ranging from $1.70 to $4.00 per share. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P and Series T Warrants, which combined total 16,880,167, all of the Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation allow our Board to issue up to 1,000,000 shares of preferred stock. Currently, no shares of preferred stock are issued and outstanding. However, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from the holders of our common stock. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing it to be converted into shares of common stock, which could dilute the value of our common stock to then current stockholders and could adversely affect the market price, if any, of our common stock.

The Company may sell additional equity securities in the future and your ownership interest in the Company may be diluted as a result of such sales.

The Company may sell additional equity securities in order to fully implement our business plan. Such sales will be made at prices determined by our Board based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prices less than the price of the shares of our common stock purchased, in which case, investors could experience dilution of their investment.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC regulations and, in the event we are ever approved for listing on a registered national exchange, such exchange's rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to adequately comply with any of these laws, regulations, standards or rules may result in substantial fines or other penalties and could have an adverse impact on our ongoing operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 430 Park Avenue, Suite 702, New York, NY 10022. The Company leases office space at 300 Main Street, Vestal, New York 13850. The office is leased pursuant to a Professional Building Lease Agreement containing an initial term of three years through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three, the Company has the sole option to renew the lease for an additional two years through May 1, 2024.

In September 2020, the Company, through its newly formed, wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea located at JA-1022HO 10F, 338, Gwanggyojungang-ro, Suji-gu, Yongin-si, Gyeonggi-do, Republic of Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

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

As of October 26, 2020, there were 63 stockholders of record of our common stock, and the closing price of our common stock was $3.43 per share as reported on the OTC Markets. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity based compensation plan as of August 31, 2020.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, the Board adopted and approved, and on February 7, 2011, shareholders owning a majority of our issued and outstanding stock approved, our 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock options to employees, directors, officers and consultants. The 2006 Plan provides for the granting of options to purchase a maximum of 15,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over zero to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,804,734 (2)	$4.16	6,036,685
Equity compensation plans not approved by security holders	--	--	--
Total	7,804,731	$4.16	6,036,685

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

Overview

SolarWindow Technologies, Inc. is a developer of transparent electricity-generating coatings (“LiquidElectricity™ Coatings”). When applied in ultra-thin layers to rigid glass, and flexible glass and plastic surfaces our LiquidElectricity™ Coatings transform otherwise ordinary surfaces into photovoltaic devices capable of generating electricity from natural sun, artificial light, and low, shaded, or reflected light conditions while maintaining transparency.

We have overcome major technical challenges and achieved many important milestones resulting in an expansion of the potential applications of LiquidElectricity™ Coatings. Potential applications of LiquidElectricity™ Coatings span multiple industries, including architectural, automotive, agrivoltaic, aerospace, commercial transportation and marine. Our LiquidElectricity™ Coatings and SolarWindow™ products are under development with support from commercial contract firms and at the U.S. Department of Energy’s National Renewable Energy Laboratory, through Cooperative Research and Development Agreements.

Research and Related Agreements

We are a party to certain agreements related to the development of our SolarWindow™ technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, we entered into the NREL CRADA with Alliance for Sustainable Energy, the operator of the NREL under its U.S. Department of Energy contract to advance the commercial development of the SolarWindow™ technology. Under terms of the NREL CRADA, NREL researchers make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals, established by the Company. Under the terms of the NREL CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

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

On December 28, 2015, we entered into another modification to the NREL CRADA (the “Modification”). Under the Modification, (i) the date of completion was extended to December 2019; and (ii) the Company and the NREL will work jointly towards achieving specific product development goals and objectives for the purpose of preparing to commercialize our OPV-based SolarWindow™ transparent electricity-generating coatings for various applications, including BIPV, glass and flexible plastics.

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eight such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on September 15, 2020 and extends the date of completion to December 31, 2021. As of August 31, 2020, the Company had a capitalized asset balance of $574,731 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

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

On September 15, 2020, we entered into NCTE that extends the date of completion to December 31, 2021 pursuant to which researchers work towards specific product development goals outlined in the AMM CRADA.

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

Results of Operations

Year ended August 31, 2020 compared to the year ended August 31, 2019

Operating Expenses

A summary of our operating expenses for the years ended August 31, 2020 and 2019 follows:

			2020 compared to 2019
	Year Ended August 31,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$1,535,041	$1,438,111	$96,930	7%
Research and product development	1,195,513	1,013,387	182,126	18%
Stock compensation	4,872,909	3,959,367	913,542	23%
Total Operating expense	$7,603,463	$6,410,865	$1,192,598	19%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the year ended August 31, 2020 compared to the year ended August 31, 2019, SG&A costs increased due primarily to a $121,554 increase in personnel costs and $72,612 increase in other administrative costs offset by a decrease of $97,236 of professional costs.

Research and Product Development

Research and Product Development (“R&PD”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&PD cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&PD costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the year ended August 31, 2020 compared to the year ended August 31, 2019, R&PD costs increased primarily as a result of a $272,860 increase in personnel costs and $88,053 increase in CRADA costs offset by a decrease of $178,787 in other R&PD related costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased due primarily to the Company entering into an Executive Consulting Agreement with each of Mr. Jatinder S. Bhogal, President and CEO and Mr. John Rhee, Director, pursuant to which each party was granted 2,500,000 stock purchase options.

Other Income (Expense)

A summary of our other income (expense) for the years ended August 31, 2020 and 2019 follows:

	Year Ended August 31,		2020 compared
	2020	2019	to 2019
Other income (expense)
Interest income	$250,401	$315,344	(64,943)
Interest expense	-	(128,239)	(128,239)
Accretion of debt discount	-	(663,918)	(663,918)
Total other income (expense)	$250,401	$(476,813)	$(727,214)

“Interest income” relates to the interest earned on our cash. “Interest expense” relates to the stated interest of our convertible promissory notes and bridge note. “Accretion of debt discount” represents the accretion of the discount applied to those notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained therein. As a result of the financing received by the Company on November 26, 2018, all outstanding debt was converted resulting in the elimination of further interest expense and an increase in accretion due to the recognition of all remaining debt discount related to the 2013 Note. For additional information, see “NOTE 4 – Debt” and “NOTE 5 – November 2018 Private Placement” to our Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

Our principal source of liquidity is cash in the bank. As of August 31, 2020, the Company had $14,151,523 of cash compared to $16,604,011 as of August 31, 2019. We have financed our operations primarily from the sale of equity and debt securities. We expect the cost of funding the South Korea office to be approximately $850,000 over the twelve months ended August 31, 2021.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Years Ended August 31,		2020 compared
	2020	2019	to 2019
Operating activities	$(2,447,457)	$(2,545,151)	$97,694
Investing activities	(5,031)	(1,347,664)	1,342,633
Financing activities	-	19,800,000	(19,800,000)
Net increase in cash	$(2,452,488)	$15,907,185	$(18,359,673)

Operating Activities

Net cash used in operating activities decreased 3.8% to $2,447,457 for the year ended August 31, 2020 as compared to $2,545,151 for the year ended August 31, 2019.

Investing Activities

Net cash used in investing activities totaled $5,031 for the year ended August 31, 2020 as compared to $$1,347,664 for the year ended August 31, 2019. The $1,342,633 decrease was the result of prior year purchases of computer and equipment, furniture and various production and R&D equipment, including payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. The finalization of that equipment to meet our process and product fabrication standards and requirements has been pushed out due to the effects of the pandemic on our ability to secure a development and manufacturing partner.

Financing Activities

Net cash provided by financing activities totaled $0 for the year ended August 31, 2020, compared to $19,800,000 for the year ended August 31, 2019. During the year ended August 31, 2019, the Company received proceeds of $19,800,000 from the November 2018 Private Placement.

Indebtedness

None.

Other Contractual Obligations

The Company entered into an operating lease for office space with a term from May 1, 2019 through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. For additional information, see “Note 8 – Lease” located in the footnotes to our financial statements.

In September 2020, the Company, through its wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

During fiscal 2019 the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. The remaining $510,345 will be paid upon the completion of the equipment once the final specifications have been determined pending optimization of the Company’s product iteration specific to this equipment. For additional information, see “Note 3 – Equipment” located in the footnotes to our financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2020 and 2019.

Recently Issued Accounting Standards

For more information regarding recent accounting standards and their impact to our results of operations and financial position, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Stock Based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718-10, Compensation-Stock Compensation, which establishes accounting for share-based payment transactions for acquiring goods and services from employees and nonemployees, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

New Accounting Standards to be Adopted Subsequent to August 31, 2020

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after August 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company will early adopt ASU 2020-06 beginning with our fiscal year starting on September 1, 2021. We do not expect the adoption of ASU 2020-06 to have a material impact on our consolidated financial statements.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 9 - Transactions With Related Persons” to our Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2020.

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

As of August 31, 2020, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (comm. only referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of August 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to monitor our control environment and will implement additional controls and processes utilizing internal resources, and outside resources (when deemed necessary) to strengthen the controls over our financial reporting and disclosure processes, as applicable, in order to meet the needs of our organization.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of five members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
Jatinder Bhogal	53	President, Chief Executive Officer (principal executive officer) Chairman and Director	August 7, 2017
John A. Conklin	61	Chief Technology Officer	August 9, 2010
Justin Frere, CPA	48	Treasurer, Interim Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	July 5, 2019
John Rhee	52	Director, President and CEO of SolarWindow Asia Co., Ltd.	July 1, 2020
Gary Parmar, CPA, CA	49	Director, Audit Committee Chair	June 14, 2019
Bob Levine	71	Director	December 7, 2018
Joseph Sierchio	71	Director	October 1, 2020

Business Experience

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Jatinder S. Bhogal. Mr. Jay (Jatinder) S. Bhogal brings 20 years of experience helping finance and build companies in diversified industries, including: online media, health services, medical devices, drug discovery, vaccine production, renewable and alternative energy, fossil fuels, and others. Numerous breakthrough technologies supported by Mr. Bhogal have grown from inception to achieve $300 million-plus market capitalization. As a private investor, director, and executive, Mr. Bhogal has incubated and directed ventures and projects in collaboration with leading research institutions and government agencies, including: United States Department of Energy’s National Renewable Energy Laboratory, University of California Berkeley, Dartmouth College, NASA’s International Space Station National Laboratory Initiative (on board the Space Shuttle ‘Endeavour’ with USDA; mission STS-126), and others. Mr. Bhogal serves as our President, Chief Executive Officer and Chairman.

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

Justin Frere, CPA. Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary and Interim Chief Financial Officer on July 5, 2019 and July 22, 2020, respectively. Mr. Frere has over 20 years of experience as a hands-on CFO/Controller level finance and administration professional with extensive operational and analytical experience as a consultant, CFO and controller for numerous public entities. From 2001 through present, Mr. Frere has been principal of Frontline Accounting performing CFO/controller, and financial analyst services for various public and private domestic and international clients. Mr. Frere has been the primary party responsible for accounting, drafting and filing SEC Forms and interacting with auditors and the SEC in support of public company reporting. Mr. Frere started his career at KPMG in their assurance practice. Mr. Frere earned a Bachelors of Science in accounting and finance from California Polytechnic State University in San Luis Obispo and MBA from San Diego State University.

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

John Rhee. Mr. Rhee has more than 20 years of experience helping businesses in a variety of industries in the areas of strategic financing, mergers and acquisitions and portfolio management. Since 2013, Mr. Rhee has served as Chairman and Managing Director of Stratis Impact a Private Equity firm located in Hong Kong. From 2009 to 2013, Mr. Rhee served the Korean Ministry of Culture as a Senior Adviser and from 2004 to 2010 in various roles including Executive Director for Investment at Softbank. Mr. Rhee holds a J.D from Yale Law School and undergraduate degree from Cornell University.

Joseph Sierchio.  Mr. Sierchio has been engaged in the practice of law as the principal of Sierchio Law LLP, our general corporate counsel since August 2019; prior thereto Mr. Sierchio provided legal services to the Company as a partner of Satterlee Stephens LLP, our counsel, from September 2016 to August 2019. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing, in the United States, domestic and foreign private and public corporations, investors, brokerage firms, and entrepreneurs. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters as well as his familiarity with the Company’s business and operations. Mr. Sierchio also served as a director of RenovaCare, Inc. from August 26, 2010 to June 22, 2018. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971, and where he was also named a Henry Rutgers Scholar.

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

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics.

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

Board Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that two of our five directors, including Bob Levine and Gary Parmar, qualify as “independent” directors.

Board Leadership Structure

We currently have three executive officers and five directors; two of which are independent. At present, Mr. Bhogal serves as our Chief Executive Officer and Chairman of the Board, Mr. Frere serves as our Interim Chief Financial Officer, Mr. Conklin serves as our Chief Technology Officer.

Our Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company and its stockholders. Our Board believes that the current leadership structure, which consists of a Chief Executive Officer and Chairman is appropriate. Our Board also considered that our Audit Committee, which oversees critical matters such as the integrity of our financial statements, consist entirely of independent directors. Our Board has reviewed our current Board leadership structure, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company.

Board Committees

Audit Committee

Our Board has established a separately-designated independent Audit Committee of the Board in accordance with Section 3(a)(58)(A) of the Exchange Act for the purpose of overseeing our accounting and financial reporting processes and the audits of our annual financial statements. Our Audit Committee currently consists of Mr. Parmar (Chair), Mr. Levine. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that each of the members of the Audit Committee is independent as determined under Rule 10A-3 of the Exchange Act. Our Board has determined that Mr. Gary Parmar is an audit committee financial expert (as that term is defined in Item 407 of Regulation S-K under the Exchange Act). The Audit Committee is governed by a written charter approved by the Board, a copy of which is available on our website at https://www.solarwindow.com/investors/corporate-governance/.

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

While the Board is solely responsible for the selection and nomination of Directors, the Board may consider nominees recommended by stockholders as deemed appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to Mr. Jatinder S. Bhogal, President and CEO or Mr. Justin Frere, Interim CFO and Secretary, 430 Park Avenue, Suite 702, New York, NY 10022, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2020, all directors attended at least 75% or more of the aggregate of the meetings of the Board. The Board met two (2) times and acted by written consent Ten (10) times during the fiscal year ended August 31, 2020; the Audit Committee was established in July 2019, met one (1) time and did not act by written consent during the fiscal year ended August 31, 2020. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2020 or 2019.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;

•	motivate and reward executives whose experience and skills are critical to our success;

•	reward performance; and

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2020 and Fiscal 2019:

Name and Principal Position	Year Ended August 31,	Salary ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Jatinder S. Bhogal (2) President, Chief Executive Officer and Director	2020	255,833	3,850,000	5,833	4,111,666
John A. Conklin (3) Chief Technology Officer	2020	275,000	-	24,125	299,125
	2019	275,000	117,500	35,233	427,733
Justin Frere (4) Interim Chief Financial Officer and Secretary	2020	96,000	-	-	96,000
Steve Yan-Klassen (5) Former Chief Financial Officer	2020	20,421	-	-	20,421
	2019	15,497	117,500	-	132,997
John Rhee, President, CEO and Director of SolarWindow Asia Co., Ltd. (6)	2020	-	3,765,000	-	3,765,000

(1) The amounts in this column represent employer sponsored and paid health coverage, vacation pay and health insurance premium reimbursement for Mr. Conklin who maintained private insurance coverage and was reimbursed an agreed upon amount each month to offset his out-of-pocket medical insurance premiums through December 31, 2019 and prior to the Company established Health benefit plans. With regard to Mr. Bhogal, the amount in this column represents fees for his service on the Board during fiscal 2020.

(2) On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company since 2011. Pursuant to Mr. Bhogal’s consulting agreements in effect prior to July 1, 2020, Mr. Bhogal received compensation of $18,750 per month. Effective July 1, 2020, the Company, Mr. Bhogal, and Vector Asset Management, Inc., a Canadian entity wholly-owned by Mr. Bhogal (“VAMI”), entered into an Executive Consulting Agreement (the “ECA”) whereby Mr. Bhogal, in addition to Mr. Bhogal’s current role as a Director, will serve the Company as its President and Chief Executive Officer (Principle Executive Officer). Pursuant to the ECA, which has an initial term of three years with one year extensions thereafter unless otherwise terminated, VAMI 1) will be paid an annual salary of $410,000 (the “Annual Base Fee”); 2) is eligible for a discretionary performance-based annual bonus of up to 40% of the then annual base fee in effect; 3) received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock with an exercise price of $2.60 per share, exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 50% on July 1, 2020 and as to the remaining 50% on July 1, 2021. The Stock Option is subject to the terms and conditions of the Stock Option Grant and Grant Agreement dated June 29, 2020 with an effective date of July 1, 2020. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $1.54 per share. For additional information, see “NOTE 7 – Stock Options” and “NOTE 9 - Transactions with Related Persons” of our notes to financial statements contained in this annual report.

(3) On December 27, 2017, the Company and Mr. Conklin entered into an employment agreement (the “2018 Employment Agreement”) pursuant to which Mr. Conklin is paid an annual salary of $275,000, received a grant of 1,008,000 stock options and was entitled to a medical insurance premium reimbursement stipend of $2,166 per month up until the company established an employer based medical insurance plan that became effective on January 1, 2020. On October 22, 2018, Mr. Conklin resigned as Chief Financial Officer commensurate with the appointment of Steve Yan-Klassen as the Company’s Chief Financial Officer. Effective July 1, 2020, Mr. John Conklin resigned as the Company’s President and Chief Executive Officer and as a Director and assumed a new executive role with the Company as its Chief Technology Officer. The terms and conditions of Mr. Conklin’s current employment agreement remain in full force and effect.

(4) Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary on July 5, 2019. Effective July 23, 2020, Mr. Frere was appointed to also serve as the Company’s Interim Chief Financial Officer (principal financial officer) and Interim Treasurer. Mr. Frere is providing his services on an as needed basis; Mr. Frere’s engagement is at will and can be terminated by either party on notice. Mr. Frere’s aggregate fee for his services is $8,000 per month.

(5) Effective October 22, 2018, the Company appointed Steve Yan-Klassen to serve as our Chief Financial Officer. Mr. Yan-Klassen had no employment agreement. Mr. Yan-Klassen resigned effective July 22, 2020 to pursue other business. Mr. Yan-Klassen received an annual salary of $31,500 Canadian dollars.

(6) On July 1, 2020, the Company appointed John Rhee to the Board of Directors. On August 31, 2020, the Company and Mr. John Rhee entered into an Executive Services Consulting Agreement (the “ESCA”). Pursuant to the ESCA, Mr. Rhee will provide executive consulting services to the Company, and it’s directly and indirectly owned subsidiaries, in connection with the Company’s efforts to establish an operating presence in the Republic of Korea. The Initial Term of the ESCA is three years, but may be extended annually thereafter. Mr. Rhee’s engagement pursuant to the ESCA is an “at-will” engagement. It is acknowledged that Mr. Rhee’s engagement is on a part-time basis; however, he has agreed to devote as much of his time, efforts, professional attention, knowledge, and experience as may be necessary to carry on fully his duties and responsibilities under the ESCA. Pursuant to the ESCA, which has an initial term of three years, Mr. Rhee 1) will be paid a monthly base fee of $10,000; 2) received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock with exercise prices as follows: as to 1,000,000 options, $3.66 per share; as to 800,000 options, $6.00 per share and as to 700,000 options, $8.00 per share, exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 500,000 on the date of grant; as to the next 800,000 shares on the six month anniversary of the date of grant; as to the next 700,000 shares on the 12 month anniversary of the date of grant; and as to the last 500,000 shares on the eighteen month anniversary of the date of grant. The Stock Option is subject to the terms and conditions of the Non-Statutory Stock Option Agreement dated August 31, 2020. The aggregate grant date weighted average fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $1.51 per share. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2020.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
Jatinder S. Bhogal (1)	1,020,500	37,500	3.54	7/5/2029
	90,000	-	4.87	11/21/2027
	1,250,000	1,250,000	2.60	7/2/2026
John A. Conklin (2)	672,000	336,000	5.35	1/1/2028
	40,000	-	4.87	11/21/2027
	12,500	37,500	3.54	7/5/2025
Justin Frere (3)	10,000	-	4.87	11/21/2027
	12,500	37,500	3.54	7/5/2025
Steve Yan-Klassen (4)	10,000	-	3.54	7/5/2025
John Rhee (5)	500,000	-	3.66	8/31/2023
	-	800,000	6.00	8/31/2023
	-	700,000	8.00	8/31/2023
	-	500,000	3.66	8/31/2023

(1) On November 21, 2017, pursuant the grant of stock options to our Board and certain personnel for their services, we granted a stock option to purchase 90,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 1,008,000 and 50,000 shares of our common stock. On July 1, 2020, pursuant to an Executive Consulting Agreement and Stock Option Grant and Grant Agreement both dated June 29, 2020 we granted a stock option to purchase 2,500,000 shares of our common stock.

(2) On January 1, 2018, pursuant to the 2018 Employment Agreement, we granted a stock option to purchase 1,008,000 shares of our common stock. On November 21, 2017, pursuant the grant of stock options to our Board for their services, we granted a stock option to purchase 40,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock to each Mr. Conklin and Mr. Yan-Klassen.

(3) On November 21, 2017, pursuant the grant of stock options to our Board and certain personnel for their services, we granted a stock option to purchase 20,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock.

(4) On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock.

(5) On August 31, 2020, pursuant to an Executive Services Consulting Agreement and Non-Statutory Stock Option Agreement, we granted a stock option to purchase 2,500,000 shares of our common stock.

Employee directors, which include Mr. Conklin until his resignation from the Board on July 1, 2020 and Mr. Bhogal, are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

Potential Payments upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

On June 29, 2020, we entered into the Executive Consulting Agreement with Mr. Jatinder S. Bhogal. Pursuant to the terms of the ECA, Mr. Bhogal will receive an annual salary of $410,000, is eligible for a discretionary performance-based annual bonus of up to 40% of the then Annual Base Fee in effect, and a grant to purchase 2,500,000 stock options. Additionally, in the event that Mr. Bhogal’s employment is terminated without cause, he will be entitled to receive the Annual Base Fee in effect at termination paid over the subsequent 12 months. In the event that, following a change of control, the ECA is terminated by the Company without cause prior to the later of (a) June 29, 2021, or (b) within twelve (12) months of the change of control, then VAMI shall be entitled to receive an amount equal to the Annual Base Fee in effect on the termination date multiplied by 1.5, which amount is payable in a lump sum within thirty (30) days; and if the termination without cause occurs prior to June 29, 2021, the remaining unvested 1,250,000 stock options shall vest as of the date of such termination. Upon termination, the portion of the stock option, if any, which is vested and exercisable at the time of such termination may be exercised prior to the first to occur of (a) the expiration of the a two year period which commences on the date of termination and expires on the second anniversary of such date of termination or (b) the expiration date of the term of this stock option. There shall be no further vesting after the date termination. As of August 31, 2020, in the event of termination for reasons other than cause, death or disability or for good reason the cash severance due to Mr. Bhogal would be $410,000.

On January 1, 2018, we entered into the 2018 Employment Agreement with Mr. John A. Conklin. Pursuant to the terms of the 2018 Employment Agreement, Mr. Conklin will receive an annual salary of $275,000 and a grant to purchase 1,008,000 stock options. Additionally, in the event that Mr. Conklin’s employment is terminated without cause or a result of disability, he will be entitled to receive up to three monthly payments as in effect on the date of termination if terminated after December 31, 2019 and prior to December 31, 2021. In addition to the delivery of the applicable severance payment, 50% of the then unvested stock options shall vest as of the termination date. Upon termination, the portion of the stock option, if any, which is vested and exercisable at the time of such termination may be exercised prior to the first to occur of (a) the expiration of the a two year period which commences on the date of termination and expires on the second anniversary of such date of termination or (b) the expiration date of the term of this stock option. There shall be no further vesting after the date termination. As of August 31, 2020, in the event of termination for reasons other than cause, death or disability or for good reason the cash severance due to Mr. Conklin would be $68,750.

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

For their services as directors, non-employee directors received cash compensation of $1,750 per quarter during 2019 and 2020, pro-rated to the date they join the Board of Directors. Beginning on September 1, 2019, the audit committee members will each receive an additional $750 per quarter.

During fiscal 2019, the Company’s Board granted 50,000 stock options to each of our non-employee directors and an additional 2,000 stock options to our three Audit Committee Board members with an additional 1,008,000 stock option awarded to Jatinder S. Bhogal for a total issuance of 1,264,000 stock options (of 1,506,000 total stock options granted in fiscal 2019) with a weighted average value of $2.40 per share using the Black-Scholes Option Pricing Model, or $3,051,540 in aggregate. No equity based grants were awarded to the Board in fiscal 2020.

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee director for service as a director during Fiscal 2020 and Fiscal 2019:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Dr. Alastair Livesey	5,833	-	5,833
Bob Levine	7,000	-	7,000
Steve Horovitz	5,833	-	5,833
Gary Parmar	10,000	-	10,000
Harmel S. Rayat (7)	1	-	1
John Rhee (8)	1,167	-	1,167
Total 2020 director compensation	29,834	-	29,834

Dr. Alastair Livesey (2)	7,000	117,500	124,500
Joseph Sierchio (3)	2,692	-	2,692
Jatinder S. Bhogal(4)	7,000	2,566,940	2,573,940
Bob Levine (5)	4,919	122,200	127,119
Steve Horovitz (5)(6)	2,625	122,200	124,825
Gary Parmar (5)	1,527	122,200	123,727
Harmel S. Rayat (7)	1	-	1
Total 2019 director compensation	25,764	3,051,040	3,076,804

(1) The amounts in this column represent the aggregate grant date fair value of stock option awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. No options were granted in fiscal 2020. See “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(2)During Fiscal 2019 Dr. Livesey received 50,000 stock options with an exercise price of $3.54 per share, a fair value of $2.35 per share and five year vesting. Dr. Livesey resigned from the Board effective July 1, 2020.

(3) Mr. Sierchio resigned from the Board effective October 22, 2018 and was re appointed on October 1, 2020.

(4) Mr. Bhogal became a director of the Company effective August 7, 2017. On July 1, 2020, Mr. Bhogal became the President and CEO of the Company. During Fiscal 2019, Mr. Bhogal received a) 50,000 stock options with an exercise price of $3.54 per share, a fair value of $2.35 per share and five year vesting; and b) 1,008,000 stock options with an exercise price of $3.54 per share, a fair market value of $2.43 per share and immediate vesting of the entire award. On July 1, 2020, Mr. Bhogal became the President and CEO of the Company as a result, his earnings as a director are included in the “Summary Compensation Table” above.

(5) During Fiscal 2019, Mr. Levine, Mr. Horovitz and Mr. Parmar each received 52,000 stock options with an exercise price of $3.54 per share, a fair value of $2.35 per share and five year vesting.

(6) Mr. Horovitz resigned from the Board effective July 1, 2020.

(7) Mr. Rayat became a director of the Company effective March 15, 2018. Mr. Rayat’s annual compensation for serving as Chairman of the Board of Directors is $1.00 per year. Mr. Rayat resigned from the Board effective October 1, 2020

(8) Mr. Rhee became a director of the Company effective July 1, 2020. On August 31, 2020, the Company and Mr. John Rhee entered into an ESCA. Pursuant to the ESCA, Mr. Rhee received a stock option grant of 2,500,000 shares. Those shares were granted in conjunction with the ESCA and not for Mr. Rhee’s service on the Board. See the “Summary Compensation Table” above for additional information.

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2020:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Bob Levine	13,000	39,000
Gary Parmar	13,000	39,000
John Rhee (1)	500,000	2,000,000
Harmel S. Rayat (2)	n/a	n/a
Total	526,000	2,078,000

(1) Mr. Rhee received a stock option grant of 2,500,000 shares pursuant to the ESCA. See the “Summary Compensation Table” and “Director Compensation Table” above for additional information.

(2) Mr. Rayat, Chairman, has chosen to not receive any stock option related compensation. Mr. Rayat resigned from the Board effective October 1, 2020

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 22, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 26, 2020 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Jatinder S. Bhogal (3)	2,453,000	4.43
John A. Conklin (4)	964,110	1.80
Justin Frere (5)	25,000	*
Gary Parmar (6)	15,600	*
Bob Levine (7)	74,933	*
John Rhee (8)	500,000	*
Joseph Sierchio (9)	230,067	*
All Directors and Officers as a Group (6 people)	4,250,210	7.53

5% Shareholders
Kalen Capital Corporation (10) The Kalen Capital Building 688 West Hastings St. Suite 700 Vancouver, BC V6B 1P1	54,200,849	75.78

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 430 Park Avenue, Suite 702, New York, NY 10022.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 52,959,323 shares of common stock issued and outstanding on a fully diluted basis as of October 26, 2020. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 90,000 shares of common stock and 2,363,000 shares of common stock reserved for issuance upon the exercise of vested stock options, including 2,500 shares issuable upon exercise of options expected to vest on or before January 1, 2021. Does not include 1,285,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(4) Includes 195,110 shares of common stock and 769,000 shares of common stock reserved for issuance upon the exercise of vested stock options, including 44,500 shares issuable upon exercise of options expected to vest on or before January 1, 2021. Does not include 329,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(5) Includes 25,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 35,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(6) Includes 15,600 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 36,400 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(7) Includes 26,000 shares of common stock, 33,333 shares of common stock reserved for issuance upon the exercise of a Series T Warrant and 15,600 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 36,400 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(8) Includes 500,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 2,000,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(9) Includes 182,567 shares of common stock and 47,500 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 74,500 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(10) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of the date of this prospectus based upon the review of our transfer records and information provided to us by Kalen Capital Corporation and includes: (a) 35,638,931 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; (b) up to 246,000 shares issuable upon exercise of a Series M Warrant; (c) up to 767,000 shares issuable upon exercise of a Series N Warrant; (d) up to 213,500 shares issuable upon exercise of a Series P Warrant; (e) up to 468,750 shares issuable upon exercise of a Series R Warrant; (f) up to 300,000 shares issuable upon exercise of a Series S-A Warrant; and (g) 16,566,668 shares issuable upon exercise of a Series T Warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board establishes policies and procedures, and sets standards regarding operations and governance. Accordingly, the Company adopted a policy and procedures pertaining to related-party transactions (“RPTs”) as they relate to the Company’s employees, officers and directors.

The Board recognizes that RPTs must be managed to prevent the risk of perceived or actual conflicts of interest. The Company’s RPT policy and procedures addresses these transactions as they may occur. The Board is responsibe for reviewing and approving RPTs in accordance with the adopted policy and procedures. The Board may review the RPT policy and procedures from time to time and accordingly recommend amendments for consideration and/or implementation.

The Board will review and approve all RPTs over $25,000 with the option to review and approve all RPTs if, in their judgment, it would be in the best interests of the Company for the proposed transaction to be reviewed.

Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. Immediate family members include spouses, parents, stepparents, children stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant)

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

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

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; and, if applicable, the availability of other sources of comparable products or services. An interested related party who serves on the Board shall recuse their self from the review and approval of a RPT in which they have an interest in the transaction.

Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our Board will review the transaction and relationship disclosed and make a determination regarding appropriatness and recommend modifications to the RPT if the transaction is deemed to present a conflict of interest.

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

For additional information, please refer to see “NOTE 9 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2020 and 2019.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Board has appointed PKF O’Connor Davies, LLP (“PKF”) as the company’s independent registered public accounting firm for the fiscal year ending August 31, 2020. PKF has served as the company’s independent registered public accounting firm since May 28, 2020.

At a meeting held on May 28, 2020, the Board, upon the recommendation of the Audit Committee, approved the dismissal of Marcum, LLP (“Marcum”) as our independent registered public accounting firm, effective May 28, 2020, and the appointment of PKF as our independent registered public accounting firm, effective May 28, 2020, to perform independent audit services for the fiscal year ending August 31, 2020. The reports of Marcum on our consolidated financial statements for the fiscal years ended August 31, 2019 and 2018 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended August 31, 2019 and 2018, and the subsequent interim period through May 28, 2020, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of Marcum would have caused Marcum to make reference thereto in its reports.

During the fiscal years ended August 31, 2019 and 2018, and the subsequent interim period through May 28, 2020, neither we nor anyone on our behalf consulted with PKF regarding (i) either: the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was provided to us that PKF concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Company established an Audit Committee of the Board of Directors in July 2019. The Audit Committee has adopted policies and procedures to oversee the external audit process, pre-approve all services provided by our independent registered public accounting firm and evaluate the performance of our independent registered public accounting firm. Prior to the establishment of an Audit Committee, the entire board of directors were responsible for pre-approving all services provided by our independent registered public accounting firm. The Board, prior to establishment of the Audit Committee, and the Audit Committee since its establishment considered the audit fees and tax fees paid to out independent registered public accounting firm, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or expected to be billed to us for services related to the fiscal years ended August 31, 2020 and 2019, by PKF and Marcum:

	2020	2019
Audit Fees (1)	$66,225	$135,335
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Total	$66,225	$135,335

(1) Audit fees consist of fees billed for professional services performed by PKF as applicable, for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements.

(2) Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3) Tax fees consist of fees for professional services, including tax consulting and compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1)	Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors, are included in Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2020 and 2019;

•	Statements of Operations for the years ended August 31, 2020 and 2019;

•	Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2020 and 2019;

•	Statements of Cash Flows for the years ended August 31, 2020 and 2019; and

•	Notes to Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)       Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	$3,000,000 Convertible Promissory Note dated October 7, 2013 (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.2	Series I Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.3	Registration Rights Agreement dated October 7, 2013, entered into between New Energy Technologies, Inc. and Kalen Capital Corporation (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.4	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.5	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.6	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.7	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.8	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.9	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.11	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.12	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.13	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.14	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.15	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.16	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.17	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.19	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.21	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.22	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.23	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.25	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.26	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.27	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.28	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.29	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.30	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.31	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.32	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.33	Amended and Restated Articles (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.34	Amended and Restated Bylaws (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.35	Form of Stock Option Agreement dated August 31, 2020 (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.1	Form of Lock-Up Agreement dated November 15, 2016, between SolarWindow, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to the Form 8-K filed on November 18, 2016)

10.2	Form of Lock-Up Agreement dated January 5, 2016, between SolarWindow Technologies, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to Form 8-K filed on January 7, 2016)

10.3	Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC, (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.4	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.5	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.6§	Employment Agreement dated January 1, 2014, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 31, 2014)

10.7§	Employment Agreement dated December 27, 2017, between SolarWindow Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 3, 2018)

10.8	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

10.9	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.11	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.12	Lease dated May 1, 2019 between Rose Claudia of the Vestal Professional Building and Registrant for 300 Main Street, Suite 6, Vestal, New York (Incorporated by reference to Form 10-Q filed on July 9, 2019)

10.13	Executive Consulting Agreement dated June 29, 2020 having an effective date of July 1, 2020 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc., and Jatinder S. Bhogal (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.14	Stock Option Grant and Grant Agreement dated as of June 29, 2020 between SolarWindow Technologies, Inc., Jatinder S. Bhogal and Vector Asset Management, Inc. and having an effective date of July 1, 2020 (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.15	Executive Services Consulting Agreement dated August 31, 2020, between SolarWindow Technologies, Inc. and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.16	Non-statutory Stock Option Agreement dated as of August 31, 2020 between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

23.1	Consent of PKF O”Connor Davies, LLP*

23.2	Consent of Marcum, LLP*

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

31.1	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.

By:	/S/ Jatinder S. Bhogal
Jatinder S. Bhogal
Chief Executive Officer and Director
(principal executive officer)
Date:	November 9, 2020

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)
Date:	November 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jatinder S. Bhogal	Chief Executive Officer, Chairman and	November 9, 2020
Jatinder S. Bhogal	Director (principal executive officer)

/S/ Justin Frere, CPA	Interim Chief Financial Officer and	November 9, 2020
Justin Frere	Secretary (principal financial officer and
principal accounting officer)

/s/ Bob Levine	Director	November 9, 2020
Bob Levine

/s/John Rhee	Director	November 9, 2020
John Rhee

/s/Gary Parmar, CPA, CA	Director	November 9, 2020
Gary Parmar, CPA, CA

/s/Joseph Sierchio	Director	November 9, 2020
Joseph Sierchio

SOLARWINDOW TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2020, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and the results of its operations and its cash flows for the year ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since May 28, 2020.

New York, New York

November 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SolarWindow Technologies, Inc., (the “Company”) as of August 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and the results of its operations and its cash flows for the year ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2018 to 2020.

Melville, NY

November 18, 2019

SOLARWINDOW TECHNOLOGIES, INC.
BALANCE SHEETS

	August 31,
	2020	2019
ASSETS
Current assets
Cash	$14,151,523	$16,604,011
Deferred research and development costs	574,731	580,879
Prepaid expenses and other current assets	56,147	46,832
Total current assets	14,782,401	17,231,722

Operating lease right-of-use asset	42,212	65,646
Equipment, net of accumulated depreciation of $93,323 and $68,858, respectively	1,349,495	1,368,929
Security deposit	2,200	2,200
Total assets	16,176,308	$18,668,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	53,428	$97,549
Related party payables	113,186	57,933
Current maturities of operating lease	24,828	23,169
Total current liabilities	191,442	178,651

Non-current operating lease	17,737	42,564
Total long term liabilities	17,737	42,564
Total liabilities	209,179	221,215

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 shares issued and outstanding at August 31, 2020 and 2019	52,959	52,959
Additional paid-in capital	76,039,209	71,166,300
Retained deficit	(60,125,039)	(52,771,977)
Total stockholders' equity	15,967,129	18,447,282
Total liabilities and stockholders' equity	$16,176,308	$18,668,497

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2020	2019

Revenue	$-	$-

Operating expenses
Selling, general and administrative	5,323,579	4,431,643
Research and product development	2,279,884	1,979,222
Total operating expenses	7,603,463	6,410,865

Loss from operations	(7,603,463)	(6,410,865)

Other income (expense)
Interest income	250,401	315,344
Interest expense	-	(128,239)
Accretion of debt discount	-	(663,918)
Total other income (expense)	250,401	(476,813)

Net loss	$(7,353,062)	$(6,887,678)

Basic and Diluted Loss per Common Share	$(0.14)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	48,686,720

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, August 31, 2018	36,292,656	$36,293	$42,223,599	$(45,884,299)	$(3,624,407)

November 2018 Private Placement units issued for cash	13,200,000	13,200	19,786,800	-	19,800,000
November 2018 Private Placement units issued in exchange for convertible debt	3,466,667	3,466	5,196,534	-	5,200,000
Stock based compensation due to common stock purchase options	-	-	3,959,367	-	3,959,367
Net loss for the year ended August 31, 2019	-	-	-	(6,887,678)	(6,887,678)
Balance, August 31, 2019	52,959,323	52,959	71,166,300	(52,771,977)	18,447,282

Stock based compensation due to common stock purchase options	-	-	4,872,909	-	4,872,909
Net loss for the year ended August 31, 2020	-	-	-	(7,353,062)	(7,353,062)
Balance, August 31, 2020	52,959,323	$52,959	$76,039,209	$(60,125,039)	$15,967,129

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,339,054)	$(6,887,678)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	24,465	18,349
Stock based compensation expense	4,872,909	3,959,367
Security deposits	-	(2,200)
Accretion of debt discount	-	663,918
Changes in operating assets and liabilities:
Deferred research and development costs	6,148	(446,904)
Prepaid expenses and other assets	(9,315)	11,987
Accounts payable and accrued expenses	(44,121)	3,933
Operating lease assets and liabilities	266	87
Related party payable	41,245	57,933
Interest payable	-	76,057
Net cash flows used in operating activities	(2,447,457)	(2,545,151)

Cash flows used in investing activity
Purchase of equipment	(5,031)	(1,347,664)
Net cash flows used in investing activity	(5,031)	(1,347,664)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	19,800,000
Net cash flows from financing activities	-	19,800,000

Change in cash	(2,452,488)	15,907,185

Cash at beginning of period	16,604,011	696,826

Cash at end of period	$14,151,523	$16,604,011

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$52,182
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$-	$5,200,000

(The accompanying notes are an integral part of these financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

NOTE 1 – Organization

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

Liquidity and Management’s Plan

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of August 31, 2020, the Company had $14,151,523 of cash on hand and working capital of $14,590,959. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan over the next several years. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

On July 5, 2019, the Board of Directors voted to dissolve Kinetic Energy Corporation (“KEC”) and New Energy Solar (“NES”). KEC was incorporated on June 19, 2008. NES was incorporated on February 9, 2009. Neither KEC nor NES had operating activity for the year ended August 31, 2019.

On August 24, 2020, the Company formed wholly owned SolarWindow Asia (USA) Corp. as the holding company for SolarWindow Asia Co. Ltd., a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. As of August 31, 2020, the Company had not capitalized the Korean subsidiaries and there were no transactions related to these entities during the year ended August 31, 2020.

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

The Company had $14,151,523 of cash deposits as of August 31, 2020, including $282,042 in domestic bank accounts and $13,869,481 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

Leases

The Company recognizes their leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s lease consists of an operating lease for office space. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

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

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2020 and 2019:

	Years Ended August 31,
	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(7,353,062)	$(6,887,678)
Denominator:
Weighted average number of common shares outstanding	52,959,323	48,986,720
Basic and diluted EPS	$(0.14)	$(0.14)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	7,804,734	2,777,334
Warrants	19,483,517	19,483,517
Total shares not included in the computation of diluted losses per share	27,288,251	22,260,851

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after August 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company will early adopt ASU 2020-06 beginning with our fiscal year starting on September 1, 2021. We do not expect the adoption of ASU 2020-06 to have a material impact on our consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company elected to early adopt ASU 2018-07 effective July 1, 2018. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company adopted ASU 2017-09 beginning September 1, 2018 with no impact on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC 842, Leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU No. 2016-02 beginning September 1, 2018. The adoption of the standard did not impact the Company’s consolidated net earnings and had no impact on cash flows. As of May 1, 2019, the Company entered into an operating lease for office space. See “NOTE 8 – Lease” for additional information.

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

NOTE 3 – Equipment

Equipment consists of the following:

	August 31,
	2020	2019
Computers, office equipment and software	$23,709	$18,678
Furniture and fixtures	12,634	12,634
Product development and manufacturing equipment	113,820	113,820
In-process equipment	1,292,655	1,292,655
Total equipment	1,442,818	1,437,787
Accumulated depreciation	(93,323)	(68,858)
Equipment, net	$1,349,495	$1,368,929

During the years ended August 31, 2020 and 2019, the Company purchased $5,031 and $1,347,664, respectively, of equipment. During the years ended August 31, 2020 and 2019, the Company recognized depreciation expense of $24,465 and $18,349, respectively.

During the year ended August 31, 2019, the Company made payments for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That in-process equipment will provide a significant increase in our ability to develop and showcase prototype products and components at or near “commercial size.” The remaining $510,345 will be paid upon the completion of the equipment once the final specifications have been determined pending optimization of the Company’s product iteration specific to this equipment.

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

March 2015 Loan as Amended

On March 4, 2015, the Company entered into a Bridge Loan Agreement with 1420468 Alberta Ltd. (which has since been merged with and into Kalen Capital Corporation, a British Columbia corporation wholly-owned by our former Chairman, Harmel S. Rayat (the “Investor”)). Pursuant the Bridge Loan Agreement, the Company borrowed $600,000 at an annual interest rate of 7% (the “March 2015 Loan”), compounded quarterly, with a default rate of 15%.

On November 3, 2017, the Company entered into the Third Amendment related to the March 2015 Loan pursuant to which the Company and the Investor amended the March 2015 loan to extend the maturity date to December 31, 2019. As consideration for the note extension, the interest rate was increased to 10.5%. On November 26, 2018, $798,566 of the March 2015 Loan was converted in exchange for 532,377 Units pursuant to the November 2018 Private Placement except for $7,922 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement. See “Note 5 – November 2018 Private Placement” for additional information.

During the year ended August 31, 2019, the Company recognized $19,691 of interest expense.

2013 Note as Amended

On October 7, 2013, the Company sold to the Investor an unsecured Convertible Promissory Note (the “2013 Note”) in the amount of $3,000,000 with 7% interest compounded quarterly. According to the terms of the amended 2013 Note, the Investor may elect to convert principal and accrued interest into units of the Company’s equity securities, with each Unit consisting of (a) one share of common stock; and (b) one Stock Purchase Warrant for the purchase of one share of common stock. The conversion price for each Unit is the lesser of (i) $1.37; or (ii) 70% of the 20 day average closing price of the Company’s common stock prior to conversion, subject to a floor of $1.00 with the exercise price of each Warrant being equal to 60% of the 20 day average closing price of the Company’s common stock prior to conversion. On November 26, 2018, $4,401,434 of the 2013 Note was converted in exchange for 2,934,290 Units pursuant to the November 2018 Private Placement except for $44,260 of accrued interest which the Company agreed to repay from proceeds from the November 2018 Private Placement. See “Note 5 – November 2018 Private Placement” for additional information.

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

During the year ended August 31, 2019, the Company recognized $108,548 of interest expense. Accretion of the debt discount related to the 2013 Note as amended amounted to $663,918 during the year ended August 31, 2019.

NOTE 5 – November 2018 Private Placement

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

NOTE 6 – Common Stock and Warrants

Common Stock

At August 31, 2020, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 6,036,685 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants. See “NOTE 7 - Stock Options” for additional information.

During the year ended August 31, 2019, the Company completed the November 2018 Private Placement of 16,666,667 units at a price of $1.50 per unit. Each unit consisted of one share of common stock and one Series T Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $1.70 per share for a period of seven (7) years. See “NOTE 5 – November 2018 Private Placement” for additional information.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2020 and 2019 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	August 31,		Exercise	Date Of
Description	2020	2019	Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	821,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,483,517	19,483,517

NOTE 7 - Stock Options

Stock option grants pursuant to the 2006 Plan vest either immediately or over zero to five years and expire from six to ten years after the date of grant. Stockholders previously approved 15,000,000 shares for grant under the 2006 Plan, of which 6,036,685 remain available for grant, 1,305,001 have been exercised in total with 629,677 net shares (due to a cashless exercise feature) issued pursuant to such exercises of vested options from inception of the 2006 Plan through August 31, 2020. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company employs the following key weighted-average assumptions in determining the fair value of stock options, using the Black-Scholes Model and the simplified method to estimate the expected term of “plain vanilla” options:

	Years Ended August 31,
	2020			2019
Expected dividend yield		–			–
Expected stock price volatility	82.94	–	99.44%	87.42	–	87.84%
Risk-free interest rate	0.08	–	1.69%		1.84%
Expected term (in years)	1.87	–	5.75	4.5	–	5.0
Exercise price	$2.32	–	8.00		$3.54
Weighted-average grant date fair-value	$1.15	–	1.84	$2.35	–	2.43

A summary of the Company’s stock option activity for the years ended August 31, 2020 and 2019 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2018	1,291,334	5.22
Grants	1,506,000	3.54
Forfeitures and cancellations	(20,000)	4.87
Outstanding at August 31, 2019	2,777,334	4.31
Grants	5,158,000	4.06
Forfeitures and cancellations	(130,600)	3.54
Outstanding at August 31, 2020	7,804,734	4.16	5.54	3,030,518
Exercisable at August 31, 2020	3,853,734	3.64	6.54	1,526,908

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2020. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $3.66 on August 30, 2020 and 4,075,900 outstanding options have an exercise price below $3.66 per share, as of August 31, 2020, there is $3,030,518 and $1,526,908 of intrinsic value to the totality of the Company’s outstanding stock options and vested options, respectively.

Year Ended August 31, 2020

On August 31, 2020, the Company’s Board granted 2,500,000 options to John Rhee, Director and CEO of our Korean subsidiary with an exercise price of $3.66 as to 1,000,000 options, $6.00 as to 800,000 options and $8.00 as to 700,000 options, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, three year term and vesting at the rate of 500,000 on the date of grant, 800,000 on the six month anniversary, 700,000 on the one-year anniversary and 500,000 on the eighteen month anniversary.

On July 1, 2020, the Company’s Board granted 2,500,000 options to Jatinder S. Bhogal with an exercise price of $2.60, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, six year term and immediate vesting as to 1,250,000 options and July 1, 2021 as to 1,250,000 options.

On October 9, 2019, the Company granted 153,000 options to an employee with an exercise price of $2.32, vesting at the rate of 1/36th per month and ten-year term.

On September 16, 2019, the Board granted 5,000 options to a consultant with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six-year term.

During the year ended August 31, 2020, there were 130,600 vested options forfeited.

Year Ended August 31, 2019

On July 5, 2019, the Company’s Board granted 498,000 options to directors and employees with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six year term. Additionally, on July 5, 2019, the Board granted to Jatinder S. Bhogal, Director, 1,008,000 stock purchase options with an exercise price of $3.54, exercisable on a cashless basis, ten year term and immediate vesting of the entire grant.

Due to his resignation from the Board of Directors on October 22, 2018, Joseph Sierchio forfeited 20,000 unvested stock options with an exercise price of $4.87 which resulted in the Company reversing previously recorded stock compensation expense related to the vesting of said options in the amount of $58,367.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the years ended August 31, 2020 and 2019:

	Year Ended August 31,
	2020	2019
Stock Compensation Expense:
SG&A	$3,788,538	$2,993,532
R&D	1,084,371	965,835
Total	$4,872,909	$3,959,367

As of August 31, 2020, the Company had $7,116,483 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 4.00 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	9.11	2.32	42,500	9.11	2.32
2.60	2,500,000	5.84	2.60	1,250,000	5.84	2.60
3.28	7,500	6.21	3.28	7,500	6.21	3.28
3.46	35,000	5.35	3.46	35,000	5.35	3.46
3.54	1,380,400	7.78	3.54	1,125,900	8.43	3.54
3.66	1,000,000	3.00	3.66	500,000	3.00	3.66
4.87	187,500	7.23	4.87	187,500	7.23	4.87
5.35	1,008,000	7.34	5.35	672,000	7.34	5.35
5.94	33,334	0.31	5.94	33,334	0.31	5.94
6.00	800,000	3.00	6.00	-	3.00	6.00
8.00	700,000	3.00	8.00	-	3.00	8.00
Total	7,804,734	5.54	4.16	3,853,734	6.54	3.64

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

As of August 31, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company used its estimated incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of Lease expenses are as follows:

	Year Ended August 31, 2020
	2020	2019
Operating lease cost	$26,664	$8,888
Short-term lease costs	-	-
Total net lease costs	$26,664	$8,888

Supplemental balance sheet information related to the Lease is as follows:

	As of August 31,
	2020	2019
Operating lease right-of-use asset	$42,212	$65,646

Current maturities of operating lease	$24,828	$23,169
Non-current operating lease	17,736	42,564
Total operating lease liabilities	$42,564	$65,733

Weighted Average remaining lease term (in years):	1.67	2.9
Discount rate:	-	5.85%

In September 2020, the Company, through its wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating leases liabilities on the Company’s balance sheets as of August 31, 2020 are as follows:

Amount
2021	26,664
2022	18,128
Total lease payments	44,792
Less: Imputed interest	(2,228)
Total lease obligation	42,564
Less: current lease obligations	24,828
Long term lease obligations	$17,736

NOTE 9 - Transactions with Related Persons

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement, which supersedes the foregoing agreements and pursuant to which Mr. Bhogal, in addition to continuing to serve as a director of the Company will also serve as the Company’s President and Chief Executive Officer. Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal received compensation of $18,750 per month and pursuant to the ECA, Mr. Bhogal receives 34,167 per month. Mr. Bhogal also incurs expenses on behalf of the Company which are reimbursed according to the Company’s expense report policy. The Company recognized cash compensation expense in connection with the Consulting Agreements and ECA of $255,833 and $183,750 during the years ended August 31, 2020 and 2019, respectively. As of August 31, 2020, the Company recognized a related party payable to Mr. Bhogal of $48,758.

During the year ended August 31, 2020, Talia Jevan Properties, Inc., a British Columbia corporation wholly-owned by the Investor, made advances on behalf of the Company totaling $210,415 and $15,497 during the years ended August 31, 2020 and 2019, respectively. The Company repaid Talia Jevan Properties $172,661 and $0 during the years ended August 31, 2020 and 2019, respectively. As of August 31, 2020, the Company owed Talia Jevan Properties, Inc. $53,251.

The law firm of Sierchio & Partners, LLP, of which Joseph Sierchio, one of the Company’s directors, was a principal, had provided counsel to the Company since its inception. Beginning in September 2016, Mr. Sierchio became a partner at Satterlee Stephens LLP (“Satterlee”). Concurrently with Mr. Sierchio’s move to Satterlee, the Company engaged with Satterlee to provide legal counsel with Mr. Sierchio maintaining his role as the Company’s primary attorney. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Mr. Sierchio has maintained his role as the Company’s General Counsel. During our fiscal year ended August 31, 2019 (from September 1, 2018 through October 22, 2018, the date of Mr. Sierchio’s resignation from the Board), the Company recognized $3,480 of fees for legal services billed by firms associated with Mr. Sierchio.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$6,598,870	$5,901,666
Capitalized research and development	1,069,124	1,014,380
Depreciation	1,762	(7,353)
Stock based compensation	3,006,736	1,983,425
Research and development credit carry forward	657,737	599,646
Total deferred tax assets	11,334,229	9,491,764
Less: valuation allowance	(11,334,229)	(9,491,764)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $1,842,465 and $1,594,583 during the year ended August 31, 2020 and 2019, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at August 31, 2020 available to offset future federal taxable income, if any, of $31,423,193. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.

In addition, the Company has research and development tax credit carry forwards of $657,737 at August 31, 2020, which are available to offset federal income taxes.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended August 31, 2020 and 2019.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2020 and 2019:

	2020	2019
Income tax benefit at statutory rate	$1,544,143	$1,446,412
Permanent differences	240,231	69,190
Research and development credit	58,091	78,981
Change in valuation allowance	(1,842,465)	(1,594,583)
	$-	$-

The fiscal years 2018 through 2020 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2020 and 2019 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 11 – Commitments and Contingencies

The Company entered into an operating lease for office space with a term from May 1, 2019 through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. For additional information, see “Note 8 – Lease” located in the footnotes to our financial statements.

In September 2020, the Company, through its wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

During 2019 the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. The remaining $510,345 will be paid upon the completion of the equipment once the final specifications have been determined pending optimization of the Company’s product iteration specific to this equipment. For additional information, see “Note 3 – Equipment” located in the footnotes to our financial statements.

COVID-19

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. Our employees are working remotely and using various technologies to perform their functions. In reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

NOTE 12 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2020 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this annual report.

From September 1 – October 26, 2020, the Company made capital contributions of $78,000 to SolarWindow Asia Co., Ltd., a Korean foreign direct investment company. The Board has approved an additional $753,000 for transfer to the Korean subsidiary.

On October 20, 2020, the Company settled all outstanding related party payables to Talia Jevan Properties, Inc., by making a payment of $53,251.

On October 19, 2020, the Company granted 50,000 options to Joesph Sierchio in connection with his appointment to the Board. The options have an exercise price of $3.42, vest as to 12,500 immediately and 12,500 each anniversary thereafter and expires on October 19, 2026.

