Form 10-Q
period 2020-11-30
SolarWindow Technologies, Inc.
filed 2021-01-08
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,964,990 shares of common stock, par value $0.001, were outstanding on January 6, 2021.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2020	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$8,549,510	$14,151,523
Short-term investments	5,000,000	-
Deferred research and development costs	463,614	574,731
Prepaid expenses and other current assets	20,962	56,147
Total current assets	14,034,086	14,782,401

Operating lease right-of-use asset	-	42,212
Property and equipment, net of accumulated depreciation of $88,498 and $93,323, respectively	1,360,503	1,349,495
Security deposit	13,537	2,200
Total assets	15,408,126	16,176,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	64,256	53,428
Related party payables	71,967	113,186
Current maturities of operating lease	-	24,828
Total current liabilities	136,223	191,442

Non-current operating lease	-	17,737
Total long term liabilities	-	17,737
Total liabilities	136,223	209,179

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 52,959,323 shares issued and outstanding at November 30, 2020 and August 31, 2020	52,959	52,959
Additional paid-in capital	77,877,741	76,039,209
Accumulated other comprehensive income (loss)	3,277	-
Retained deficit	(62,662,074)	(60,125,039)
Total stockholders' equity	15,271,903	15,967,129
Total liabilities and stockholders' equity	$15,408,126	$16,176,308

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended November 30,
	2020	2019

Revenue	$-	$-

Operating expenses
Selling, general and administrative	1,999,785	620,781
Research and development	547,864	579,000
Total operating expenses	2,547,649	1,199,781

Loss from operations	(2,547,649)	(1,199,781)

Other income (expense)
Interest income	19,389	94,503
Loss on disposal of assets	(8,775)	-
Total other income (expense)	10,614	94,503

Net loss	$(2,537,035)	$(1,105,278)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	52,959,323	52,959,323

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
	2020	2019

Net income (loss)	$(2,537,035)	$(1,105,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,277	-
Comprehensive income (loss)	$(2,533,758)	$(1,105,278)

(a) Amounts include gains from the strengthening of the South Korean Won against the U.S. dollar.

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated Other	Total '
	Common Stock		Additional	Retained	Comprehensive	Stockholders
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020	Shares	Amount	Paid-in Capital	Deficit	Income	Equity
Balance, August 31, 2020	52,959,323	52,959	76,039,209	(60,125,039)	-	15,967,129
Stock based compensation due to common stock purchase options	-	-	1,838,532	-	-	1,838,532
Foreign currency translation adjustments	-	-	-	-	3,277	3,277
Net loss for the three months ended November 30, 2020	-	-	-	(2,537,035)	-	(2,537,035)
	52,959,323	$52,959	$77,877,741	$(62,662,074)	$3,277	$15,271,903

					Accumulated Other	Total '
	Common Stock		Additional	Retained	Comprehensive	Stockholders
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019	Shares	Amount	Paid-in Capital	Deficit	Income	Equity
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$(52,771,977)	$-	$18,447,282
Stock based compensation due to common stock purchase options	-	-	420,970	-	-	420,970
Net loss for the three months ended November 30, 2019	-	-	-	(1,105,278)	-	(1,105,278)
Balance, November 30, 2019	52,959,323	$52,959	$71,587,270	$(53,877,255)	$-	$17,762,974

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
	2020	2019
Cash flows from operating activities
Net loss	$(2,537,035)	$(1,105,278)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	5,782	6,684
Stock based compensation expense	1,838,532	420,970
Loss on disposal of assets	8,775	-
Changes in operating assets and liabilities:
Deferred research and development costs	111,117	(77,706)
Prepaid expenses and other assets	35,185	20,047
Accounts payable and accrued expenses	10,792	25,700
Operating lease assets and liabilities	(353)	68
Related party payable	(41,219)	61,047
Security deposits	(10,890)	-
Net cash flows used in operating activities	(579,314)	(648,468)

Cash flows used in investing activity
Purchaseof short-term investments	(5,000,000)	-
Capital expenditures	(27,726)	(5,031)
Proceeds from the sale of assets	2,161	-
Net cash flows used in investing activity	(5,025,565)	(5,031)

Effect of exchange rate changes on cash and cash equivalents	2,866	-
Net increase (decrease) in cash and cash equivalents	(5,602,013)	(653,499)
Cash and cash equivalents at beginning of period	14,151,523	16,604,011
Cash and cash equivalents at end of period	$8,549,510	$15,950,512

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. (the “Company”) as of November 30, 2020, and for the three months ended November 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s consolidated financial position as of November 30, 2020, results of operations, stockholders’ equity and cash flows for the three months ended November 30, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Liquidity and Management’s Plan

The Company does not have any commercialized products, has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our products and technologies. As of November 30, 2020, the Company had $13,549,510 of cash and cash equivalents and short term investments on hand and working capital of $13,897,863. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s first quarter in fiscal 2021 and 2020 ended on November 30, 2020 and 2019, respectively.

Principles of consolidation

On August 24, 2020, the Company formed wholly owned SolarWindow Asia (USA) Corp. as the holding company for SolarWindow Asia Co. Ltd., a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. As of August 31, 2020, the Company had not capitalized the Korean subsidiaries and there were no transactions related to these entities during the year ended August 31, 2020. During our fiscal quarter ended November 30, 2020, the Company capitalized SolarWindow Asia Co. Ltd. with a transfer of $831,000.

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. The Company considers its accounting policies relating to stock based compensation to be the most significant accounting policy that involves management estimates and judgments. The Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase.

	November 30, 2020	August 31, 2020
Cash and cash equivalents	8,549,510	14,151,523
Short-term investment	5,000,000	-
Cash and cash equivalents	13,549,510	14,151,523

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of November 30, 2020, the short-term investment consists of a fixed-term deposit with a twelve month maturity at the time of purchase on October 1, 2020.

Recent accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the consolidated financial statements.

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	November 30,	August 31,
	2020	2019
Computers, office equipment and software	$14,800	$23,709
Furniture and fixtures	27,726	12,634
Product development and manufacturing equipment	113,820	113,820
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,449,001	1,442,818
Accumulated depreciation	(88,498)	(93,323)
Property and equipment, net	$1,360,503	$1,349,495

During the three months ended November 30, 2020 and 2019, the company purchased $27,726 and $5,031 of property and equipment, respectively. During the three months ended November 30, 2020 and 2019, the Company recognized depreciation expense of $5,782 and $6,684, respectively.

As a result of the closure of the Vestal New York office, during the three months ended November 30, 2020, the Company disposed of office equipment, computers and furniture with an historical cost totaling $21,543 and net book value of 10,936. The Company received $2,161 of proceeds from the sale of the assets resulting in a loss of $8,775.

NOTE 4 – Common Stock and Warrants

Common Stock

At November 30, 2020, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 52,959,323 shares of common stock outstanding and 6,001,169 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) as adopted and approved by the Company’s Board on October 10, 2006 that provides for the grant of stock options to employees, directors, officers and consultants. See “NOTE 5 - Stock Options” for additional information.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2020 and August 31, 2019 is as follows:

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

NOTE 5 - Stock Options

Stockholders previously approved 15,000,000 shares for grant under the 2006 Plan. The 2006 Plan was adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the Company’s business. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Stock option grants pursuant to the 2006 Plan vest either immediately or over zero to five years and expire from six to ten years after the date of grant with the exercise price equal to the fair value of the underlying stock on the date of grant. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. The 2006 Plan was approved by stockholders on February 7, 2011 and expires according to its terms on February 7, 2021.

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended November 30,
	2020	2019
Expected dividend yield	–		–
Expected stock price volatility	89.44%	82.94	–	86.23%
Risk-free interest rate	0.19%	1.40	–	1.69%
Expected term (in years)(simplified method)	4.00	4.5	–	5.75
Exercise price	$3.42	$2.32	and	$3.54
Weighted-average grant date fair-value	$2.16	$1.61	and	$1.55

A summary of the Company’s stock option activity for the three months ended November 30, 2020 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2019	2,777,334	4.31
Grants	5,158,000	4.06
Forfeitures and cancellations	(130,600)	3.54
Outstanding at August 31, 2020	7,804,734	4.16
Grants	50,000	3.42
Forfeitures and cancellations	(37,500)	3.54
Outstanding at November 30, 2020	7,817,234	4.16	5.29	27,557,385
Exercisable at November 30, 2020	3,956,434	3.66	6.30	15,789,872

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2020. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $7.65 on November 30, 2020 and 6,386,567 outstanding options have an exercise price below $7.65 per share, as of November 30, 2020, there is $25,886,685 and $14,070,872 of intrinsic value to the totality of the Company’s outstanding stock options and vested options, respectively.

Three Months Ended November 30, 2020

On October 19, the Company’s Board granted 50,000 options to Joseph Sierchio, Director, with an exercise price of $3.42, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, six year term and vesting at the rate of 12,500 on the date of grant and 12,500 each anniversary thereafter.

Three Months Ended November 30, 2019

On October 9, 2019, the Company granted 153,000 options to an employee with a ten-year term, exercise price of $2.32 per share and vesting at the rate of 1/36th per month. Additionally, on September 16, 2019, the Board granted 5,000 options with a six-year term to a consultant with an exercise price of $3.54 per share and vesting at the rate of 1/20th per quarter.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019
Stock Compensation Expense:
SG&A	$1,533,824	$172,219
R&D	304,708	248,751
Total	$1,838,532	$420,970

As of November 30, 2020, the Company had $5,297,826 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.75 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	8.86	2.32	55,250	8.86	2.32
2.60	2,500,000	5.59	2.60	1,250,000	5.59	2.60
3.28	7,500	5.96	3.28	7,500	5.96	3.28
3.42	50,000	5.89	3.42	12,500	5.89	3.42
3.46	35,000	5.10	3.46	35,000	5.10	3.46
3.54	1,342,900	7.61	3.54	1,140,350	8.14	3.54
3.66	1,000,000	2.75	3.66	500,000	2.75	3.66
4.87	187,500	6.98	4.87	187,500	6.98	4.87
5.35	1,008,000	7.09	5.35	735,000	7.09	5.35
5.94	33,334	0.06	5.94	33,334	0.06	5.94
6.00	800,000	2.75	6.00	-	2.75	6.00
8.00	700,000	2.75	8.00	-	2.75	8.00
Total	7,817,234	5.29	4.16	3,956,434	6.30	3.66

NOTE 6 – Lease

On May 1, 2019, the Company leased office space in Vestal, New York and entered into a Professional Building Lease Agreement (the “Lease”). The Lease has an initial term of three years through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. On November 30, 2020, the Company terminated the Lease and entered into a lease termination agreement (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the Company made a payment of $26,400 and delivered the premises in good order including the removal of furniture and fixtures which the Company disposed, See “NOTE 3 – Property and Equipment” for additional information related to the disposal of the furniture and fixtures. All related assets and liabilities were written off with $418 of unrecognized interest expense charged to rent expense.

As of November 30, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The components of Lease expenses are as follows:

	Three Months Ended November 30, 2020
	2020 (a)	2019
Operating lease cost	$32,648	$6,666
Short-term lease costs	-	-
Total net lease costs	$32,648	$6,666

(a) Represents 3 months of rent expense at $2,222 per month, $26,400 lease termination fee and ($418) of unrecognized interest expense.

Supplemental balance sheet information related to the Lease is as follows:

	November 30,	August 31,
	2020	2019
Operating lease right-of-use asset	$-	$42,212

Current maturities of operating lease	$-	$24,828
Non-current operating lease	-	17,736
Total operating lease liabilities	$-	$42,564

Weighted Average remaining lease term (in years):	-	1.67
Discount rate:	-	5.85%

In September 2020, the Company, through its wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

NOTE 7 - Transactions with Related Persons

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc., pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement, which supersedes the foregoing agreements and pursuant to which Mr. Bhogal, in addition to continuing to serve as a director of the Company will also serve as the Company’s President and Chief Executive Officer. Pursuant to the Consulting Agreements in effect prior to December 1, 2018, Mr. Bhogal received compensation of $5,000 per month. Beginning with Amendment No. 2, Mr. Bhogal received compensation of $18,750 per month and pursuant to the ECA, Mr. Bhogal receives $34,167 per month. Mr. Bhogal also incurs expenses on behalf of the Company which are reimbursed according to the Company’s expense report policy. The Company recognized cash compensation expense in connection with the Consulting Agreements and ECA of $102,500 and $56,250 during the three months ended November 30, 2020 and 2019, respectively. As of November 30, 2020, the Company recognized a related party payable to Mr. Bhogal of $34,167.

During the three months ended November 30, 2020 and 2019, the Company received advances of $0 and $73,005, respectively, from Talia Jevan Properties, Inc., a British Columbia corporation wholly-owned by our former Chairman and majority shareholder, Harmel S. Rayat. The Company repaid Talia Jevan Properties $53,251 and $0 during the three months ended November 30, 2020 and 2019. As of November 30, 2020, there were no balances owing to Talia Jevan Properties, Inc.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. During the three months ended November 30, 2020 and 2019, the Company recognized $43,750 and $43,750 of fees for legal services billed by Sierchio Law, LLP.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Commitments and Contingencies

In September 2020, the Company, through its wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

During 2019 the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. The remaining $510,345 will be paid upon the completion of the equipment once the final specifications have been determined pending optimization of the Company’s product iteration specific to this equipment. For additional information, see “Note 3 – Property and Equipment” located in the footnotes to our financial statements.

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

NOTE 9 - Net Income (Loss) Per Share

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

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,537,035)	$(1,105,278)
Denominator:
Weighted average number of common shares outstanding	52,959,323	52,959,323
Basic and diluted EPS	$(0.05)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	7,817,234	2,935,334
Warrants	19,483,517	19,483,517
Total shares not included in the computation of diluted losses per share	27,300,751	22,418,851

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended November 30, 2020 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

On December 18, 2020, one of our Directors exercised 16,667 stock options on a cashless basis resulting in the issuance of 5,667 shares of restricted common stock.

On December 18, 2020, Mr. John Conklin and the Company entered into an Amendment to the Separation, Consulting and Release of Claims Agreement dated November 24, 2020. Pursuant to the Amendment, no further payments are due to Mr. Conklin and all stock options granted under his employment agreement totaling 1,008,000 are cancelled.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eight such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on September 15, 2020 and extends the date of completion to December 31, 2021. As of November 30, 2020, the Company had a capitalized asset balance of $463,614 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO) Cooperative Research and Development Agreement

On March 15, 2018 the Company was awarded its first-ever AMM CRADA by the DOE EERE AMO. SolarWindow was awarded the AMM CRADA after submitting a proposal outlining its coating technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by ORNL and partnering with ANL, LBNL, and NREL. The AMM CRADA will be carried out with the DOE by SolarWindow, ANL, and NREL.

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

Results of Operations

Our quarterly periods end on November 30, February 28, May 31, and August 31. Our operating results for the fiscal quarter ended November 30, 2020 may not be indicative of the results that may be expected for the fiscal year ending August 31, 2021 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

	Three Months Ended		2021 compared to 2020
	November 30,		Increase /	Percentage
	2020	2019	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$465,961	$448,562	$17,399	4%
Research and development	243,156	330,249	(87,093)	-26%
Stock compensation	1,838,532	420,970	1,417,562	337%
Total Operating expense	$2,547,649	$1,199,781	$1,347,868	112%

Comparison of the three months ended November 30, 2020 to the three months ended November 30, 2019

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended November 30, 2020 compared to the three months ended November 30, 2019, SG&A costs increased due primarily to a $92,000 increase in personnel costs and $69,459 increase in other administrative costs offset by a decrease of $144,061 in professional fees.

Research and Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2020 compared to the three months ended November 30, 2019, R&D costs decreased as a result of a $51,177 decrease in CRADA costs and $42,502 decrease in other R&D related costs offset by a $6,587 increase in personnel costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased due primarily to the Company entering into an Executive Consulting Agreement with each of Mr. Jatinder S. Bhogal, President and CEO and Mr. John Rhee, Director, pursuant to which each party was granted 2,500,000 stock purchase options in the fourth quarter of last fiscal year.

Other Income (Expense)

A summary of our other income (expense) for the three months ended November 30, 2020 and 2019 follows:

	Three Months Ended November 30,		2021 compared to
	2020	2019	2020
Other income (expense)
Interest income	$19,389	$94,503	(75,114)
Loss on disposal of assets	(8,775)	-	8,775
Total other income (expense)	$10,614	$94,503	$(66,339)
Total other income (expense)	$21,228	$189,006	$17,550

Interest income relates to the interest earned on our cash and cash equivalents and short-term investments. We experienced a decrease over the prior year due to a decrease in the rate of interest earned. The loss on disposal of fixed assets relates to the closing of the Vestal, New York office and related disposal of office equipment and furniture.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and development related fees and insurance. Our principal sources of liquidity are cash and cash equivalents and short-term investments. As of November 30, 2020 and August 31, 2020, we had cash and cash equivalents and short-term investments of $13,549,510 and $14,151,523, respectively. We have financed our operations primarily from the sale of equity and debt securities. We expect the cost of funding the South Korea office to be approximately $850,000 over the twelve months ending August 31, 2021.

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended November 30,		2021 compared to
	2020	2019	2020
Net cash used in operating activities	$(579,314)	$(648,468)	$69,154
Net cash used in investing activities	(5,025,565)	(5,031)	(5,020,534)
Effect of exchange rate changes on cash and cash equivalents	2,866		2,866
Net (decrease) in cash and cash equivalents	$(5,602,013)	$(653,499)	$(4,948,514)

Operating Activities

Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, non-cash lease expense, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The decrease over the prior period is mainly due to the increase in net loss, and the timing of accounts payable. The increase in net loss was primarily due to an increase in stock based compensation resulting from the grant of options to our CEO and South Korean subsidiary President, and higher personnel and SG&A costs partially offset by a decrease in professional fees.

Investing Activities

We have used cash primarily for short-term investments, investments in property and equipment, and, to a lesser extent, for the purchase of furniture and office equipment, including computers and software. Net investment activities for capital expenditures were $25,565 during the three months ended November 30, 2020, compared to $5,031 during the three months ended November 30, 2019. Also, during the three months ended November 30, 2020, we purchased a twelve month term deposit in the amount of $5,000,000.

Indebtedness

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Other Contractual Obligations

In September 2020, the Company, through its wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

During fiscal 2019 the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. The remaining $510,345 will be paid upon the completion of the equipment once the final specifications have been determined pending optimization of the Company’s product iteration specific to this equipment. For additional information, see “Note 3 – Property and Equipment” located in the footnotes to our financial statements.

Recent accounting pronouncements not yet adopted

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recent accounting pronouncements not yet adopted.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Summary of significant accounting policies – Recently adopted accounting pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Related Party Transactions

See Note 7 to our consolidated financial statements for a discussion of our related party transactions.

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information accessible through our website is not a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Stock Option Grant and Grant Agreement dated as of October 19, 2020 between SolarWindow Technologies, Inc., and Joseph Sierchio.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.

By:	/S/ Jatinder S. Bhogal
Jatinder S. Bhogal
Chief Executive Officer
(Principal Financial Officer)
Date:	January 8, 2021

By:	/S/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	January 8, 2021

