Form 10-Q
period 2021-02-28
SolarWindow Technologies, Inc.
filed 2021-04-02
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,196,799 shares of common stock, par value $0.001, were outstanding on March 31, 2021.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2021

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$8,477,264	$14,151,523
Short-term investments	5,000,000	-
Deferred research and development costs	346,837	574,731
Prepaid expenses and other current assets	169,579	56,147
Total current assets	13,993,680	14,782,401

Operating lease right-of-use asset	-	42,212
Property and Equipment, net of accumulated depreciation of $95,127 and $93,323, respectively	1,397,795	1,349,495
Security deposit	14,189	2,200
Total assets	15,405,664	16,176,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	45,271	53,428
Related party payables	64,500	113,186
Current maturities of operating lease	-	24,828
Total current liabilities	109,771	191,442

Non-current operating lease	-	17,737
Total long term liabilities	-	17,737
Total liabilities	109,771	209,179

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,196,799 and 52,959,323 shares issued and outstanding at February 28, 2021 and August 31, 2020, respectively	53,197	52,959
Additional paid-in capital	80,060,807	76,039,209
Accumulated other comprehensive income (loss)	(6,767)	-
Retained deficit	(64,811,344)	(60,125,039)
Total stockholders' equity	15,295,893	15,967,129
Total liabilities and stockholders' equity	$15,405,664	$16,176,308

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	Six Months Ended February 28, 2021	Six Months Ended February 29, 2020

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	1,786,024	565,142	3,785,809	1,185,923
Research and development	366,525	615,401	914,389	1,194,401
Total operating expenses	2,152,549	1,180,543	4,700,198	2,380,324

Loss from operations	(2,152,549)	(1,180,543)	(4,700,198)	(2,380,324)

Other income (expense)
Interest income	3,279	73,845	22,668	168,348
Loss on disposal of assets	-	-	(8,775)	-
Total other income (expense)	3,279	73,845	13,893	168,348

Net loss	$(2,149,270)	$(1,106,698)	$(4,686,305)	$(2,211,976)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	53,072,574	52,959,323	53,015,949	52,959,323

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	Six Months Ended February 28, 2021	Six Months Ended February 29, 2020

Net income (loss)	$(2,149,270)	$(1,106,698)	$(4,686,305)	$(2,211,976)
Other comprehensive income (loss):
Foreign currency translation adjustments, net (a)	(10,044)	-	(6,767)	-
Comprehensive income (loss)	$(2,159,314)	$(1,106,698)	$(4,693,072)	$(2,211,976)

 (a) Amounts include translation of subsidiary financial statements from South Korean Won to the U.S. dollar.

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, August 31, 2020	52,959,323	52,959	76,039,209	(60,125,039)	-	15,967,129
Stock based compensation due to common stock purchase options	-	-	1,838,532	-	-	1,838,532
Foreign currency translation adjustments	-	-	-	-	3,277	3,277
Net loss for the three months ended November 30, 2020	-	-	-	(2,537,035)	-	(2,537,035)
Balance, November 30, 2020	52,959,323	52,959	77,877,741	(62,662,074)	3,277	15,271,903
Exercise of warrants	200,000	200	683,800	-	-	684,000
Exercise of stock options	37,476	38	35,362	-	-	35,400
Stock based compensation due to common stock purchase options	-	-	1,463,904	-	-	1,463,904
Foreign currency translation adjustments	-	-	-	-	(10,044)	(10,044)
Net loss for the three months ended February 28, 2021	-	-	-	(2,149,270)	-	(2,149,270)
Balance, February 28, 2021	53,196,799	$53,197	$80,060,807	$(64,811,344)	$(6,767)	$15,295,893

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$(52,771,977)	$-	$18,447,282
Stock based compensation due to common stock purchase options	-	-	420,970	-	-	420,970
Net loss for the three months ended November 30, 2019	-	-	-	(1,105,278)	-	(1,105,278)
Balance, November 30, 2019	52,959,323	52,959	71,587,270	(53,877,255)	-	17,762,974
Stock based compensation due to common stock purchase options	-	-	434,656	-	-	434,656
Net loss for the three months ended February 29, 2020	-	-	-	(1,106,698)	-	(1,106,698)
Balance, February 29, 2020	52,959,323	$52,959	$72,021,926	$(54,983,953)	$-	$17,090,932

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28, 2021	Six Months Ended February 29, 2020
Cash flows from operating activities
Net loss	$(4,686,305)	$(2,211,976)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	12,455	12,902
Stock based compensation expense	3,302,436	855,626
Loss on disposal of assets	8,775	-
Changes in operating assets and liabilities:
Deferred research and development costs	227,894	(84,330)
Prepaid expenses and other assets	(113,432)	(79,546)
Accounts payable and accrued expenses	(8,193)	(16,246)
Operating lease assets and liabilities	(353)	133
Related party payable	(48,686)	64,511
Security deposits	(11,542)	-
Net cash used in operating activities	(1,316,951)	(1,458,926)

Cash flows used in investing activities
Purchase of short-term investments	(5,000,000)	-
Capital expenditures	(71,647)	(5,031)
Proceeds from the sale of assets	2,161	-
Net cash used in investing activities	(5,069,486)	(5,031)

Cash flows from financing activities
Proceeds from the issuance of equity securities	719,400	-
Net cash from financing activities	719,400	-

Effect of exchange rate changes on cash and cash equivalents	(7,222)	-
Net increase (decrease) in cash and cash equivalents	(5,674,259)	(1,463,957)
Cash and cash equivalents at beginning of period	14,151,523	16,604,011
Cash and cash equivalents at end of period	$8,477,264	$15,140,054

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of February 28, 2021, and for the three and six months ended February 28, 2021 and February 29, 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on November 10, 2020.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of February 28, 2021, results of operations, stockholders’ equity and cash flows for the three and six months ended February 28, 2021 and February 29, 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998. On August 24, 2020, the Company formed wholly owned SolarWindow Asia (USA) Corp. as the holding company for SolarWindow Asia Co. Ltd., (collectively “SolarWindow Asia”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. SolarWindow™ technology harvests light energy from the sun and from artificial light sources, by generating electricity from a transparent coating of organic photovoltaic (“OPV”) solar cells, applied to glass and plastics, thereby creating a “photovoltaic” effect. The Company’s ticker symbol is WNDW.

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of February 28, 2021, the Company had $13,477,264 of cash and cash equivalents and short term investments on hand and working capital of $13,883,909. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s second quarter in fiscal 2021 and 2020 ended on February 28, 2021 and February 29, 2020, respectively.

Principles of consolidation

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. All significant intercompany balances and transactions have been eliminated.

The Consolidated Financial Statements above include the results of operations for SolarWindow Asia from the date of its operations beginning in September 2020. During our fiscal quarter ended November 30, 2020, the Company made its initial capital infusion of $831,000 to SolarWindow Asia.

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

Cash and Cash Equivalents and Highly Liquid Investments

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase.

	February 28, 2021	August 31, 2020
Cash and cash equivalents	$8,477,264	$14,151,523
Short-term investment	5,000,000	-
	$13,477,264	$14,151,523

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of February 28, 2021, the short-term investment consists of a fixed-term deposit with a twelve month maturity at the time of purchase on October 1, 2020.

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

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	February 28, 2021	August 31, 2020	Increase / (decrease)
Computers, office equipment and software	$14,800	$23,709	$(8,909)
Furniture and fixtures	15,579	12,634	2,945
Equipment	113,820	113,820	-
Leasehold improvements	28,822	-	28,822
In-process equipment	1,319,901	1,292,655	27,246
Total property and equipment	1,492,922	1,442,818	50,104
Accumulated depreciation	(95,127)	(93,323)	1,804
Property and equipment, net	$1,397,795	$1,349,495	48,300

During the three months ended February 21, 2021, furniture and fixtures, leasehold improvements and in-process equipment increased $15,579, $28,822 and $27,246, respectively, due to payments towards SolarWindow Asia office improvements.

As a result of the closure of the Vestal New York office, during our first fiscal quarter, , the Company disposed of office equipment, computers and furniture with an historical cost totaling $21,543 and net book value of $10,936. The Company received $2,161 of proceeds from the sale of the assets resulting in a loss of $8,775.

During the three months ended February 28, 2021 and February 29, 2020, the Company recognized depreciation expense of $6,673 and $6,218, respectively. During the six months ended February 28, 2021 and February 29, 2020, the Company recognized depreciation expense of $12,455 and $12,902, respectively.

NOTE 4 – Common Stock and Warrants

Common Stock

At February 28, 2021, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, 53,196,799 shares of common stock outstanding

2006 Long-Term Incentive Plan

In 2006 the Company’s Board and stockholders adopted and approved 15,000,000 shares for grant under the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was extended by the Board on February 7, 2021 to expire two years hence. The 2006 Plan was adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the Company’s business. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Stock option grants pursuant to the 2006 Plan vest from zero to five years and expire from six to ten years after the date of grant with the exercise price equal to the fair value of the underlying stock on the date of grant. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised. There are currently 7,040,527 shares reserved for issuance under the 2006 Plan, see “NOTE 5 - Stock Options” for additional information.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2021 and August 31, 2020 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	February 28,	August 31,	Weighted Average	Date of
Description	2021	2020	Exercise Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	621,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,283,517	19,483,517

During the three months ended February 28, 2021, 200,000 Series S Warrants were exercised for cash resulting in $684,000 of proceeds to the Company.

NOTE 5 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended
	February 28, 2021	February 29, 2020
Expected dividend yield	–	–
Expected stock price volatility	89.44%	82.94 – 86.23%
Risk-free interest rate	0.19%	1.40 – 1.69%
Expected term (in years)(simplified method)	4.00	4.5 – 5.75
Exercise price	$3.42	$2.32 and $3.54
Weighted-average grant date fair-value	$2.16	$1.61 and $1.55

A summary of the Company’s stock option activity for the six months ended February 28, 2021 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2019	2,777,334	4.31
Grants	5,158,000	4.06
Forfeitures and cancellations	(130,600)	3.54
Outstanding at August 31, 2020	7,804,734	4.16
Grants	50,000	3.42
Exercises	(56,667)	4.95
Forfeitures and cancellations	(1,057,667)	5.30
Outstanding at February 28, 2021	6,740,400	3.97	4.80	75,046,959
Exercisable at February 28, 2021	3,975,900	3.78	5.26	44,988,139

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2021. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $15.10 on February 28, 2021 and all outstanding options have an exercise price below $15.10 per share, as of February 28, 2021, there is $75,046,959 and $44,988,139 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Three and Six Months Ended February 28, 2021

Grants - Pursuant to his appointment to the Board, on October 19, 2020, the Company’s Board granted 50,000 options to Joseph Sierchio, Director, with an exercise price of $3.42, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, six year term and vesting at the rate of 12,500 on the date of grant and 12,500 each anniversary thereafter.

Exercises – upon the exercise of 56,667 stock options by three individuals between December 18, 2020 and February 23, 2021, the Company received $35,400 and issued 37,476 shares of restricted common stock. Of the 56,667 options exercised, 10,000 were exercised for cash at an exercise price of $3.54 and 46,667 were exercised on a cashless basis resulting in the issuance of 27,476 shares of restricted common stock.

Forfeitures and cancellations – On December 18, 2020, Mr. John Conklin and the Company entered into an Amendment to the Separation, Consulting and Release of Claims Agreement dated November 24, 2020. Pursuant to the Amendment, no further payments are due to Mr. Conklin and all stock options granted under his employment agreement totaling 1,008,000 were cancelled. In addition, 37,500 unvested options granted to Mr. Conklin on July 5, 2019 were also cancelled. 16,667 options expired and 4,500 options that were previously canceled as a result of an employee reduction in hours were reinstated due to the continuation of that employee’s services.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended February 28, 2021,	Three Months Ended February 29, 2020,	Six Months Ended February 28, 2021,	Six Months Ended February 29, 2020,
Stock Compensation Expense:
SG&A	$1,321,654	$172,220	$2,855,479	$344,439
R&D	142,250	262,436	446,957	511,187
Total	$1,463,904	$434,656	$3,302,436	$855,626

As of February 28, 2021, the Company had $2,305,188 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.50 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	8.62	2.32	68,000	8.62	2.32
2.60	2,500,000	5.35	2.60	1,250,000	5.35	2.60
3.28	7,500	5.72	3.28	7,500	5.72	3.28
3.42	50,000	5.65	3.42	12,500	5.65	3.42
3.46	35,000	4.86	3.46	35,000	4.86	3.46
3.54	1,337,400	7.38	3.54	1,145,400	7.88	3.54
3.66	1,000,000	2.51	3.66	500,000	2.51	3.66
4.87	157,500	6.74	4.87	157,500	6.74	4.87
6.00	800,000	2.51	6.00	800,000	2.51	6.00
8.00	700,000	2.51	8.00	-	2.51	8.00
Total	6,740,400	4.80	3.97	3,975,900	5.26	3.78

NOTE 6 – Leases

On February 26, 2021, SolarWindow Asia entered into an apartment lease for the purposes of housing foreign personnel. The term of the apartment lease provide for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700 of which approximately $900 was paid prior to February 28, 2021 and the remaining $7,800 paid on March 8, 2021.

In September 2020, SolarWindow Asia entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200.

The Company’s policy is to record all leases with a term of less than one year as an operating lease with rent expensed recorded on a straight-line basis and to not recognize lease assets or lease liabilities.

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

As of November 30, 2020, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

The components of Lease expenses are as follows:

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	Six Months Ended February 28, 2021(a)		Six Months Ended February 29, 2020
Operating lease cost	$4,639	$6,666		$40,280	$13,332
Short-term lease costs	-	-		-	-
Total net lease costs	$4,639	$6,666	$		$13,332

 (a) Represents three months of rent expense at $2,222 per month, $26,400 lease termination fee, ($418) of unrecognized interest expense and $7,632 related to SolarWindow Asia.

Supplemental balance sheet information related to the Lease is as follows:

	February 28,	August 31,
	2021	2020
Operating lease right-of-use asset	$-	$42,212

Current maturities of operating lease	$-	$24,828
Non-current operating lease	-	17,736
Total operating lease liabilities	$-	$42,564

Weighted Average remaining lease term (in years):	-	1.67
Discount rate:	-	5.85%

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”), pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement, which supersedes the foregoing agreements and pursuant to which Mr. Bhogal serves as a director of the Company and as its Chairman and Chief Executive Officer. Pursuant to the Consulting Agreements in effect prior to December 1, 2018, VAMI received compensation of $5,000 per month. Beginning with Amendment No. 2, VAMI received compensation of $18,750 per month and pursuant to the ECA, VAMI receives $34,167 per month. VAMI also incurs expenses on behalf of the Company which are reimbursed according to the Company’s expense report policy. In connection with the Consulting Agreements and ECA, the Company recognized cash compensation expense of $102,500 and $56,250 during the three months ended February 28, 2021 and February 29, 2020, respectively, and $205,000 and $112,500 during the six months ended February 28, 2021 and February 29, 2020, respectively. As of February 28, 2021, the Company recognized a related party payable to VAMI of $34,167.

From time-to–time, Talia Jevan Properties, Inc., a British Columbia corporation wholly-owned by our former Chairman and majority shareholder, Harmel S. Rayat would make interest-free advances to the Company. Advances received totaled $0 and $5,692 during the three months ended February 28, 2021 and February 29, 2020, respectively, and $0 and $86,357 during the six months ended February 28, 2021 and February 29, 2020, respectively. On October 20, 2020, the Company repaid Talia Jevan Properties $53,251, the balance owing as of our fiscal year end August 2020. As of February 28, 2021, there were no balances owing to Talia Jevan Properties, Inc.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while Mr. Sierchio was a Director totaled $43,750 and $72,917 during the three and six months ended February 28, 2021, respectively.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Commitments and Contingencies

In September 2020, and February 2021, SolarWindow Asia entered into leases for office space and an apartment in South Korea. See “Note 6 - Leases” for additional information.

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

Following is the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	Six Months Ended February 28, 2021	Six Months Ended February 29, 2020
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,149,270)	$(1,106,698)	$(4,686,305)	$(2,211,976)
Denominator:
Weighted average number of common shares outstanding	53,072,574	52,959,323	53,015,949	52,959,323
Basic and diluted EPS	$(0.04)	$(0.02)	$(0.09)	$(0.04)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Stock options	6,740,400	2,935,334	6,740,400	2,935,334
Warrants	19,283,517	19,483,517	19,283,517	19,483,517
Total shares not included in the computation of diluted losses per share	26,023,917	22,418,851	26,023,917	22,418,851

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 28, 2021 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Overview

We are a developer of transparent electricity-generating coatings, and methods for their application to various materials (collectively, “LiquidElectricity™ Coatings”). When applied in ultra-thin layers to rigid glass, and flexible glass and plastic surfaces our LiquidElectricity™ Coatings transform otherwise ordinary surfaces into photovoltaic devices capable of generating electricity from natural sun, artificial light, and low, shaded, or reflected light conditions while maintaining transparency.

We have overcome major technical challenges and achieved many important milestones resulting in an expansion of the potential applications of LiquidElectricity™ Coatings which span multiple industries, including architectural, automotive, agrivoltaic, aerospace, commercial transportation and marine. Our LiquidElectricity™ Coatings are under development with support from commercial contract firms and at the U.S. Department of Energy’s National Renewable Energy Laboratory, through Cooperative Research and Development Agreements.

Research and Related Agreements

We are a party to certain agreements related to the development of our technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, we entered into the NREL CRADA with Alliance for Sustainable Energy, the operator of the NREL under its U.S. Department of Energy contract to advance the commercial development of our technology. Under terms of the NREL CRADA, NREL researchers make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals, established by the Company. Under the terms of the NREL CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications.

On March 6, 2013, we entered into Phase II of our NREL CRADA. Under the terms of the agreement, researchers will additionally work towards:

•	further improving our technology efficiency and transparency;
•	optimizing electrical power (current and voltage) output;
•	optimizing the application of the active layer coatings and application processes which make it possible for LiquidElectricity™ Coatings to generate electricity on glass surfaces;
•	developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	optimizing LiquidElectricity™ Coating performance on flexible substrates; and
•	developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating application methods required for commercial-scale building integrated photovoltaic (“BIPV”) products and windows.

On December 28, 2015, we entered into another modification to the NREL CRADA (the “Modification”). Under the Modification, (i) the date of completion was extended to December 2019; and (ii) the Company and the NREL will work jointly towards achieving specific product development goals and objectives for the purpose of preparing to commercialize our OPV-based transparent electricity-generating coatings for various applications, including BIPV, glass and flexible plastics.

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eight such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on September 15, 2020 and extends the date of completion to December 31, 2021. As of February 28, 2021, the Company had a capitalized asset balance of $346,837 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

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

Through the developments of AMM CRADA, the Company accomplished initiatives to improve and optimize its laser patterning system and methods of fabrication for application of our electricity-generating coatings on flexible plastics. Once optimized for industry, this advancement is expected to reduce process time, improve device performance, and reduce the costs of LiquidElectricity™ Coating based plastic products. Another objective of the AMM CRADA is to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Our operating results for the fiscal quarter ended February 28, 2021 may not be indicative of the results that may be expected for the fiscal year ending August 31, 2021 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

			2021 compared to 2020
	Three Months Ended	Three Months Ended	Increase /	Percentage
	February 28, 2021	February 29, 2020	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$464,370	$392,922	$71,448	18%
Research and development	224,275	352,965	(128,690)	(36)%
Stock compensation	1,463,904	434,656	1,029,248	237%
Total Operating expense	$2,152,549	$1,180,543	$972,006	82%

			2021 compared to 2020
	Six Months Ended	Six Months Ended	Increase /	Percentage
	February 28, 2021	February 29, 2020	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$930,332	$841,484	$88,848	11%
Research and development	467,432	683,214	(215,782)	(32)%
Stock compensation	3,302,434	855,626	2,446,808	286%
Total Operating expense	$4,700,198	$2,380,324	$2,319,874	97%

Comparison of the three and six months ended February 28, 2021, to the three and six months ended February 29, 2020

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended February 28, 2021 compared to the three months ended February 29, 2020, SG&A costs increased due primarily to a $38,463 increase in personnel costs and $61,885 increase in other administrative costs offset by a decrease of $28,901 in professional fees. During the six months ended February 28, 2021 compared to the three months ended February 29, 2020, SG&A costs increased due primarily to a $56,713 increase in personnel costs and $131,344 increase in other administrative costs offset by a decrease of $99,209 in professional fees.

Research and Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 28, 2021 compared to the three months ended February 29, 2020, R&D costs decreased as a result of a $36,598 decrease in CRADA costs and $61,867 decrease in personnel costs and $30,225 decrease in other R&D related costs. During the six months ended February 28, 2021 compared to the three months ended February 29, 2020, R&D costs decreased as a result of a $87,776 decrease in CRADA costs, $55,280 decrease in personnel costs and $72,726 decrease in other R&D related costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased due primarily to the Company entering into an Executive Consulting Agreement with each of Mr. Jatinder S. Bhogal, CEO and Chairman and Mr. John Rhee, President and Director, pursuant to which each party was granted 2,500,000 stock purchase options in the fourth quarter of fiscal year 2020.

Other Income (Expense)

A summary of our other income (expense) for the periods presented is as follows:

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020	2021 compared to 2020
Other income (expense)
Interest income	$3,279	$73,845	(70,566)
Total other income (expense)	$3,279	$73,845	$(70,566)

	Six Months Ended February 28,	Six Months Ended February 29,	2021 compared to 2020
Other income (expense)
Interest income	$22,668	$168,348	(145,680)
Loss on disposal of assets	(8,775)	-	(8,775)
Total other income (expense)	$13,893	$168,348	$(154,455)

Interest income relates to the interest earned on our cash and cash equivalents and short-term investments. We experienced a decrease over the prior year primarily due to a decrease in the rate of interest earned. The loss on disposal of fixed assets relates to the closing of the Vestal, New York office and related disposal of office equipment and furniture.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and development related fees and insurance. Our principal sources of liquidity are cash and cash equivalents and short-term investments. As of February 28, 2021 and August 31, 2020, we had cash and cash equivalents and short-term investments of $13,477,264 and $14,151,523, respectively. We have financed our operations primarily from the sale of equity and debt securities. We expect the cost of funding the South Korea office to be approximately $850,000 over the twelve months ending August 31, 2021.

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended February 28, 2021	Six Months Ended February 29, 2020	2021 compared to 2020
Net cash used in operating activities	$(1,316,951)	$(1,458,926)	$141,975
Net cash used in investing activities	(5,069,486)	(5,031)	(5,064,455)
Cash flows from financing activities	719,400	-	719,400
Effect of exchange rate changes on cash and cash equivalents	(7,222)	-	(7,222)
Net (decrease) in cash and cash equivalents	$(5,674,259)	$(1,463,957)	$(4,210,302)

Operating Activities

Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, non-cash lease expense, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The decrease over the prior period is mainly due to the timing of working capital accounts.

Investing Activities

We have used cash primarily for short-term investments, investments in property and equipment, and, to a lesser extent, for the purchase of furniture, office equipment, leasehold improvements to our Korean offices and computers and software. Net investment activities for capital expenditures were $71,647 during the six months ended February 28, 2021, compared to $5,031 during the six months ended February 29, 2020. Also, during the six months ended February 28, 2021, we purchased a twelve month term deposit in the amount of $5,000,000.

Financing Activities

Cash flows from financing activities totaled $719,400 as a result of the exercise of 200,000 Series S Warrants with a strike price of $3.42 per share and the exercise of 10,000 stock options at a strike price of $3.54 per share.

Indebtedness

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Other Contractual Obligations

See Note 8 to our consolidated financial statements for a discussion of our contractual obligations

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

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 430 Park Avenue, Suite 702, New York, NY 10022. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information accessible through our website is not a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2021, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SolarWindow Technologies, Inc.

By:	/S/ Jatinder S. Bhogal
Jatinder S. Bhogal
Chief Executive Officer
(Principal Financial Officer)
Date:	April 2, 2021

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	April 2, 2021

