Form 10-Q
period 2021-05-31
SolarWindow Technologies, Inc.
filed 2021-07-08
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9375 E. Shea Blvd., Suite 107-B
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

430 Park Avenue, Suite 702, New York, NY 10022

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

Yes ☒ No☐

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,196,799 shares of common stock, par value $0.001, were outstanding on July 7, 2021.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,876,446	$14,151,523
Short-term investments	5,000,000	-
Deferred research and development costs	187,756	574,731
Prepaid expenses and other current assets	148,510	56,147
Total current assets	13,212,712	14,782,401

Operating lease right-of-use asset	-	42,212
Property and Equipment, net of accumulated depreciation of $104,404 and $93,323, respectively	1,369,791	1,349,495
Security deposit	22,553	2,200
Total assets	$14,605,056	$16,176,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$138,802	$53,428
Related party payables	65,550	113,186
Current maturities of operating lease	-	24,828
Total current liabilities	204,352	191,442

Non-current operating lease	-	17,737
Total long-term liabilities	-	17,737
Total liabilities	204,352	209,179

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,196,799 and 52,959,323 shares issued and outstanding at May 31, 2021 and August 31, 2020, respectively	53,197	52,959
Additional paid-in capital	80,964,005	76,039,209
Accumulated other comprehensive income (loss)	1,247	-
Retained deficit	(66,617,745)	(60,125,039)
Total stockholders' equity	14,400,704	15,967,129
Total liabilities and stockholders' equity	$14,605,056	$16,176,308

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	1,394,977	521,523	5,180,785	1,707,446
Research and development	423,859	515,663	1,338,248	1,710,064
Total operating expenses	1,818,836	1,037,186	6,519,033	3,417,510

Loss from operations	(1,818,836)	(1,037,186)	(6,519,033)	(3,417,510)

Other income (expense)
Interest income	12,435	49,769	35,102	218,117
Loss on disposal of assets	-	-	(8,775)	-
Total other income (expense)	12,435	49,769	26,327	218,117

Net loss	$(1,806,401)	$(987,417)	$(6,492,706)	$(3,199,393)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.02)	$(0.12)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	53,196,799	52,959,323	53,076,883	52,959,323

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Net income (loss)	$(1,806,401)	$(987,417)	$(6,492,706)	$(3,199,393)
Other comprehensive income (loss):
Foreign currency translation adjustments, net (a)	8,014	-	1,247	-
Comprehensive income (loss)	$(1,798,387)	$(987,417)	$(6,491,459)	$(3,199,393)

(a) Amounts include translation of subsidiary financial statements from South Korean Won to the U.S. dollar.

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Accumulated Other	Total
FOR THE NINE MONTHS ENDED MAY 31, 2021	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, August 31, 2020	52,959,323	52,959	76,039,209	(60,125,039)	-	15,967,129
Stock based compensation due to common stock purchase options	-	-	1,838,532	-	-	1,838,532
Foreign currency translation adjustments	-	-	-	-	3,277	3,277
Net loss for the three months ended November 30, 2020	-	-	-	(2,537,035)	-	(2,537,035)
Balance, November 30, 2020	52,959,323	52,959	77,877,741	(62,662,074)	3,277	15,271,903
Exercise of warrants	200,000	200	683,800	-	-	684,000
Exercise of stock options	37,476	38	35,362	-	-	35,400
Stock based compensation due to common stock purchase options	-	-	1,463,904	-	-	1,463,904
Foreign currency translation adjustments	-	-	-	-	(10,044)	(10,044)
Net loss for the three months ended February 28, 2021	-	-	-	(2,149,270)	-	(2,149,270)
Balance, February 28, 2021	53,196,799	53,197	80,060,807	(64,811,344)	(6,767)	15,295,893
Stock based compensation due to common stock purchase options	-	-	903,198	-	-	903,198
Foreign currency translation adjustments	-	-	-	-	8,014	8,014
Net loss for the three months ended May 31, 2021	-	-	-	(1,806,401)	-	(1,806,401)
Balance, May 31, 2021	53,196,799	$53,197	$80,964,005	$(66,617,745)	$1,247	$14,400,704

FOR THE NINE MONTHS ENDED MAY 31, 2020

Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$(52,771,977)	$-	$18,447,282
Stock based compensation due to common stock purchase options	-	-	420,970	-	-	420,970
Net loss for the three months ended November 30, 2019	-	-	-	(1,105,278)	-	(1,105,278)
Balance, November 30, 2019	52,959,323	52,959	71,587,270	(53,877,255)	-	17,762,974
Stock based compensation due to common stock purchase options	-	-	434,656	-	-	434,656
Net loss for the three months ended February 29, 2020	-	-	-	(987,417)	-	(987,417)
Balance, February 29, 2020	52,959,323	52,959	72,021,926	(54,864,672)	-	17,210,213
Stock based compensation due to common stock purchase options	-	-	434,654	-	-	434,654
Net loss for the three months ended May 31, 2020	-	-	-	(987,417)	-	(987,417)
Balance, May 31, 2020	52,959,323	$52,959	$72,456,580	$(55,852,089)	$-	$16,657,450

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,492,706)	$(3,199,393)
Depreciation	21,637	18,684
Stock based compensation expense	4,205,634	1,290,280
Loss on disposal of assets	8,775	-
Changes in operating assets and liabilities:
Deferred research and development costs	386,975	(77,271)
Prepaid expenses and other assets	(92,363)	(43,040)
Accounts payable and accrued expenses	85,338	(17,688)
Operating lease assets and liabilities	(353)	199
Related party payable	(47,636)	134,870
Security deposits	(19,906)	-
Net cash used in operating activities	(1,944,605)	(1,893,359)

Cash flows used in investing activity
Purchase of short-term investments	(5,000,000)	-
Capital expenditures	(52,920)	(5,031)
Proceeds from the sale of assets	2,161	-
Net cash used in investing activity	(5,050,759)	(5,031)

Cash flows from financing activities
Proceeds from the issuance of equity securities	719,400	-
Net cash from financing activities	719,400	-
Effect of exchange rate changes on cash and cash equivalents	887	-
Net increase (decrease) in cash and cash equivalents	(6,275,077)	(1,898,390)
Cash and cash equivalents at beginning of period	14,151,523	16,604,011
Cash and cash equivalents at end of period	$7,876,446	$14,705,621

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of May 31, 2021, and for the three and nine months ended May 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for  quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on November 10, 2020.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of May 31, 2021, results of operations, stockholders’ equity and cash flows for the three and nine months ended May 31, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of May 31, 2021, the Company had $12,876,446 of cash and cash equivalents and short-term investments on hand and working capital of $13,008,360. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s third quarter in fiscal 2021 and 2020 ended on May 31, 2021 and 2020, respectively.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. The Company considers its accounting policies relating to stock-based compensation to be the most significant accounting policy that involves management estimates and judgments. The Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

Cash and Cash Equivalents and Highly Liquid Investments

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase.

	May 31, 2021	August 31, 2020
Cash and cash equivalents	$7,876,446	$14,151,523
Short-term investment	5,000,000	-
	$12,876,446	$14,151,523

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of May 31, 2021, the short-term investment consists of a fixed-term deposit with a twelve-month maturity at the time of purchase on October 1, 2020.

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

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	May 31, 2021	August 31, 2020	Increase / (Decrease)
Computers, office equipment and software	$14,800	$23,709	$(8,909)
Furniture and fixtures	19,316	12,634	6,682
Equipment	113,820	113,820	-
Leasehold improvements	33,604	-	33,604
In-process equipment	1,292,655	1,292,655	-
Total property and equipment	1,474,195	1,442,818	31,377
Accumulated depreciation	(104,404)	(93,323)	(11,081)
Property and equipment, net	$1,369,791	$1,349,495	$20,296

During the nine months ended May 31, 2021, furniture and fixtures and leasehold improvements increased $6,682 and $33,604, respectively, due to payments towards SolarWindow Asia office improvements.

As a result of the closure of the Vestal New York office, during our first fiscal quarter, the Company disposed of office equipment, computers and furniture with an historical cost totaling $21,543 and net book value of $10,936. The Company received $2,161 of proceeds from the sale of the assets resulting in a loss of $8,775.

During the three months ended May 31, 2021 and 2020, the Company recognized depreciation expense of $9,183 and $5,782, respectively. During the nine months ended May 31, 2021 and 2020, the Company recognized depreciation expense of $21,637 and $18,684, respectively.

NOTE 4 – Common Stock and Warrants

Common Stock

At May 31, 2021, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share and 53,196,799 shares outstanding.

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2021 and August 31, 2020 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	May 31,	August 31,	Exercise	Date of
Description	2021	2020	Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	621,600	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,283,517	19,483,517

During the nine months ended May 31, 2021, 200,000 Series S Warrants were exercised for cash resulting in $684,000 of proceeds to the Company.

NOTE 5 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended
	May 31, 2021	May 31, 2020
Expected dividend yield	–	–
Expected stock price volatility	89.44%	82.94 – 86.23%
Risk-free interest rate	0.19%	1.40 – 1.69%
Expected term (in years)(simplified method)	4.00	4.5 – 5.75
Exercise price	$3.42	$2.32 and $3.54
Weighted-average grant date fair-value	$2.16	$1.61 and $1.55

A summary of the Company’s stock option activity for the nine months ended May 31, 2021 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2019	2,777,334	4.31
Grants	5,158,000	4.06
Forfeitures and cancellations	(130,600)	3.54
Outstanding at August 31, 2020	7,804,734	4.16
Grants	50,000	3.42
Exercises	(56,667)	4.95
Forfeitures and cancellations	(1,057,667)	5.30
Outstanding at May 31, 2021	6,740,400	3.97	4.55	41,277,555
Exercisable at May 31, 2021	4,003,400	3.78	5.01	25,264,560

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2021. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $10.09 on May 31, 2021 and all outstanding options have an exercise price below $10.09 per share, as of May 31, 2021, there is $41,277,555 and $25,264,560 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Three and Nine Months Ended May 31, 2021

Grants - Pursuant to his appointment to the Board, on October 19, 2020, the Company’s Board granted 50,000 options to Joseph Sierchio, Director, with an exercise price of $3.42, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, six-year term and vesting at the rate of 12,500 on the date of grant and 12,500 each anniversary thereafter.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2021 and 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
SG&A	$761,654	$172,218	$3,617,132	$516,658
R&D	141,544	262,436	588,502	773,622
Total	$903,198	$434,654	$4,205,634	$1,290,280

As of May 31, 2021, the Company had $1,401,989 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.25 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	8.36	2.32	80,750	8.36	2.32
2.60	2,500,000	5.09	2.60	1,250,000	5.09	2.60
3.28	7,500	5.46	3.28	7,500	5.46	3.28
3.42	50,000	5.39	3.42	12,500	5.39	3.42
3.46	35,000	4.60	3.46	35,000	4.60	3.46
3.54	1,337,400	7.13	3.54	1,160,150	7.58	3.54
3.66	1,000,000	2.25	3.66	500,000	2.25	3.66
4.87	157,500	6.59	4.87	157,500	6.59	4.87
6.00	800,000	2.25	6.00	800,000	2.25	6.00
8.00	700,000	2.25	8.00	-	2.25	8.00
Total	6,740,400	4.55	3.97	4,003,400	5.01	3.78

NOTE 6 – Leases

On February 26, 2021, SolarWindow Asia entered into an apartment lease for the purposes of housing foreign personnel. The term of the apartment lease provided for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700.

In September 2020, SolarWindow Asia entered a lease for office space in South Korea. The lease has a term of one year from September 23, 2020 through September 23, 2021 with monthly payments of approximately $1,200 and a security deposit of approximately $14,000.

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

As of May 31, 2021, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

The components of Lease expenses are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021(a)	2020
Operating lease cost	$6,672	$6,666	$46,952	$19,998

(a) Represents three months of rent expense at $2,222 per month, $26,400 lease termination fee, ($418) of unrecognized interest expense and $14,304 related to SolarWindow Asia.

Supplemental balance sheet information related to the Lease is as follows:

	May 31,	August 31,
	2021	2020
Operating lease right-of-use asset	$-	$42,212

Current maturities of operating lease	$-	$24,828
Non-current operating lease	-	17,736
Total operating lease liabilities	$-	$42,564

Weighted Average remaining lease term (in years):	-	1.67
Discount rate:	-	5.85%

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”), pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2) (collectively, the “Prior VAMI Agreements”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”), which supersedes the Consulting Agreements and pursuant to which Mr. Bhogal serves as a director of the Company and as its Chairman and Chief Executive Officer. Pursuant to the Consulting Agreements in effect prior to December 1, 2018, VAMI received compensation of $5,000 per month. Beginning with Amendment No. 2, VAMI received compensation of $18,750 per month and pursuant to the ECA, VAMI receives $34,167 per month. VAMI also incurs expenses on behalf of the Company which are reimbursed according to the Company’s expense report policy. In connection with the Prior VAMI Agreements and ECA, the Company recognized cash compensation expense of $102,500 and $56,250 during the three months ended May 31, 2021 and 2020, respectively, and $307,500 and $168,750 during the nine months ended May 31, 2021 and 2020, respectively. As of May 31, 2021, the Company recognized a related party payable to VAMI of $34,167.

From time-to–time, Talia Jevan Properties, Inc., a British Columbia corporation wholly-owned by our majority shareholder and former Chairman, Harmel S. Rayat would make interest-free advances to the Company. Advances received totaled $0 and $120,360 during the three months ended May 31, 2021 and 2020, respectively, and $0 and $206,718 during the nine months ended May 31, 2021 and 2020, respectively. On March 2, 2020, the Company repaid Talia Jevan Properties $50,000. On October 20, 2020, the Company repaid Talia Jevan Properties $53,251, the balance owing as of our fiscal year end August 2020. As of May 31, 2021, there were no balances owing to Talia Jevan Properties, Inc.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while Mr. Sierchio was a Director totaled $43,750 and $116,667 during the three and nine months ended May 31, 2021, respectively.

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

Following is the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,806,401)	$(987,417)	$(6,492,706)	$(3,199,393)
Denominator:
Weighted average number of common shares outstanding	53,196,799	52,959,323	53,076,883	52,959,323
Basic and diluted EPS Computation	$(0.03)	$(0.02)	$(0.12)	$(0.06)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

Stock options	6,740,400	2,935,334	6,740,400	2,935,334
Warrants	19,283,517	19,483,517	19,283,517	19,483,517
Total shares not included in the computation of diluted loss per share	26,023,917	22,418,852	26,023,917	22,418,852

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended May 31, 2021 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eight such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on September 15, 2020 and extends the date of completion to December 31, 2021. As of May 31, 2021, the Company had a capitalized asset balance of $187,756 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

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

Results of Operations

Our operating results for the fiscal quarter ended May 31, 2021 may not be indicative of the results that may be expected for the fiscal year ending August 31, 2021 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following tables present the components of our consolidated results of operations for the periods indicated:

			2021 compared to 2020
	Three Months Ended May 31,		Increase /	Percentage
	2021	2020	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$633,323	$349,305	$284,018	81%
Research and development	282,315	253,227	29,088	11%
Stock compensation	903,198	434,654	468,544	108%
Total Operating expense	$1,818,836	$1,037,186	$781,650	75%

			2021 compared to 2020
	Nine Months Ended May 31,		Increase /	Percentage
	2021	2020	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$1,563,653	$1,190,788	$372,865	31%
Research and development	749,746	936,442	(186,696)	-20%
Stock compensation	4,205,634	1,290,280	2,915,354	226%
Total Operating expense	$6,519,033	$3,417,510	$3,101,523	91%

Comparison of the three and nine months ended May 31, 2021, to the three and nine months ended May 31, 2020

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended May 31, 2021 compared to the three months ended May 31, 2020, SG&A costs increased due to an increase of $136,438 in personnel costs, $85,678 in professional fees and $61,902 in other administrative costs. During the nine months ended May 31, 2021, SG&A costs increased due to an increase of $193,151 in personnel costs and $193,245 in other administrative costs offset by a decrease of $13,531 in professional fees.

Research and Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2021 compared to the three months ended May 31, 2020, R&D costs increased as a result of an increase of $72,022 in CRADA costs and $1,748 in other R&D costs offset by a $44,682 decrease in personnel costs. During the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020, R&D costs decreased as a result of a decrease of $15,754 in CRADA costs $99,963 in personnel costs $70,979 in other R&D related costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased due primarily to the Company entering into an Executive Consulting Agreement with each of Mr. Jatinder S. Bhogal, CEO and Chairman and Mr. John Rhee, President and Director, pursuant to which each party was granted 2,500,000 stock purchase options in the fourth quarter of fiscal year ended August 31, 2020.

Other Income (Expense)

A summary of our other income (expense) for the periods presented is as follows:

	Three Months Ended May 31,		2021 compared to
	2021	2020	2020
Other income (expense)
Interest income	$12,435	$49,769	$(37,334)
Total other income (expense)	$12,435	$49,769	$(37,334)

	Nine Months Ended May 31,		2021 compared to
	2021	2020	2020
Other income (expense)
Interest income	$35,102	$218,117	$(183,015)
Loss on disposal of assets	(8,775)	-	(8,775)
Total other income (expense)	$26,327	$218,117	$(191,790)

Interest income relates to the interest earned on our cash and cash equivalents and short-term investments. We experienced a decrease over the prior year primarily due to a decrease in the rate of interest earned and falling cash balances. The loss on disposal of fixed assets relates to the closing of the Vestal, New York office and related disposal of office equipment and furniture.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and cash equivalents and short-term investments. As of May 31, 2021 and August 31, 2020, we had cash and cash equivalents and short-term investments of $12,876,446 and $14,151,523, respectively. We have financed our operations primarily from the sale of equity and debt securities. We expect the cost of funding the South Korea office to total approximately $850,000 over the twelve months ending August 31, 2021.

The following table presents a summary of our cash flows for the periods indicated:

	Nine months Ended May 31,		2021 compared to
	2021	2020	2020
Net cash used in operating activities	$(1,944,605)	$(1,893,359)	$(51,246)
Net cash used in investing activities	(5,050,759)	(5,031)	(5,045,728)
Net cash provided by financing activities	719,400	-	719,400
Effect of exchange rate changes on cash and cash equivalents	887	-	887
Net increase (decrease) in cash and cash equivalents	$(6,275,077)	$(1,898,390)	$(4,376,687)

Operating Activities

Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, non-cash lease expense, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of working capital changes. The decrease over the prior period is mainly due to the timing of working capital accounts.

Investing Activities

We have used cash primarily for short-term investments, investments in property and equipment, and, to a lesser extent, for the purchase of furniture, office equipment, leasehold improvements to our Korean offices and computers and software. Net investment activities for capital expenditures were $52,920 during the nine months ended May 31, 2021, compared to $5,031 during the nine months ended May 31, 2020. Also, during the nine months ended May 31, 2021, we purchased a twelve-month term deposit in the amount of $5,000,000.

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

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 9375 E. Shea Blvd, Suite 107-A, Scottsdale, AZ 85260. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information accessible through our website is not a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2021, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

_____________________

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

SolarWindow Technologies, Inc.

Date:	July 8, 2021	/S/ Jatinder S. Bhogal
Jatinder S. Bhogal
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 8, 2021	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)