Form 10-K
period 2021-08-31
SolarWindow Technologies, Inc.
filed 2021-11-04
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2021 was $260,299,000.

As of November 2, 2021, 53,198,399 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2021 and 2020

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

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology and alternative energy industries (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

All references to “we,” “us,” “our,” and “SolarWindow” refer to SolarWindow Technologies, Inc, and as applicable, its wholly-owned technologies.

Item 1. Business

We are a pre-revenue company developing proprietary transparent electricity-generating coatings and methods for their application to various materials which we refer to as our “LiquidElectricity™ Coatings”. Our LiquidElectricity™ Coatings generate electricity by harvesting light energy from natural sun, artificial light, and low, shaded, or reflected light conditions. We apply ultra-thin layers of LiquidElectricity™ Coatings to rigid glass, and flexible glass and plastic surfaces where they transform otherwise ordinary surfaces into organic photovoltaic devices. Potential applications of our LiquidElectricity™ Coatings span multiple industries, including architectural, automotive, agrivoltaic (greenhouse agriculture), aerospace, commercial transportation and marine.

We have achieved important milestones and overcome major technical challenges in order to broaden the range of materials and products that we can coat to generate electricity. Our goals in developing electricity-generating products have included ensuring transparency and esthetics, optimizing power generation, and lowering the costs of our coating materials and their related application.

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

Among important field tests, LiquidElectricity™ Coatings on flat glass have been successfully processed through the rigorous autoclave system for window glass lamination at a commercial fabricator. At the fabricator’s facilities, glass panes layered with LiquidElectricity™ Coatings were subjected to the extremely high heat and pressure of autoclave equipment used in commercial glass lamination. Subsequent performance testing confirmed that glass with LiquidElectricity™ Coatings continued to produce power.

LiquidElectricity™ Coatings on glass panes have also been subjected to more than 200 freeze/thaw cycles, yielding favorable performance. Our edge sealing processes and materials contributed to the prevention of moisture-related damage, an important feature.

In addition to flat glass, we have successfully applied our LiquidElectricity™ Coatings to generate electricity on flexible glass and plastics. On glass surfaces, our electricity-generating coatings could enable new and retrofit architectural applications such as windows for commercial towers, glass walls and curtain walls, room dividers, and other related products. On flexible surfaces, our electricity-generating products present applications in various industries, including: automotive, light and commercial trucks, recreational vehicles, marine, aerospace and defense, agrivoltaics, and others.

Among our near-term product iterations, is the electrification of glass surfaces. LiquidElectricity™ coatings could produce electricity-generating windows for potential use in new construction and retrofit applications in commercial buildings, when applied using our proprietary processes and subsequently fabricated into a window product.

In a July 2020 demonstration, LiquidElectricity™ Coatings applied to otherwise ordinary glass panes resulted in the fabrication of a 9 square-foot window array, our largest and most transparent array, which displayed voltage and successfully powered a series of LED lights. In October 2020, we released video footage of our electricity-generating coatings applied to glass, successfully powering LED lights while undergoing testing under various simulated light conditions. In February 2021, we achieved a 500% increase in prototyping and testing speed, 12-fold increase in testing capacity and output, and 20-times reduction in material costs using a newly developed high-out platform for lab-scale prototyping. In March 2021, using industry-standard single-cell patterning for performance testing, we successfully doubled our power conversion efficiency to 14.72% (+/- 0.29%), according to independent tests conducted by the Device Performance Measurement Laboratory (National Renewable Energy Laboratory).

Currently, our LiquidElectricity™ Coatings are under development with support from commercial contract firms who provide expertise in specialty chemistry and coatings processes, and at one of the most respected and advanced solar-photovoltaic research institutions in the world, the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”), through a Cooperative Research and Development Agreement (“CRADA”).

Additionally, we work on specific advancements to various aspects of manufacturing-related processes with NREL and Argonne National Laboratory. This ongoing work was initiated after we were awarded a DOE Grant for Advanced Manufacturing. Specifically, our work was conducted through an Advanced Materials Manufacturing Cooperative Research and Development Agreement (“AMM CRADA”) from the DOE Office of Energy Efficiency and Renewable Energy’s Advanced Manufacturing Office, and the Roll-to-Roll Advanced Materials Manufacturing Consortium, led by Oak Ridge National Laboratory, partnering with Argonne National Laboratory, Lawrence Berkeley National Laboratory, and NREL. Work under the AMM CRADA was completed in April 2021.

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

In October 2020, we announced the opening of an office in Seoul, South Korea, and the appointment of management and operations personnel in the US and South Korea to pursue commercial partnerships for our Company so as to enable productization, manufacturing, and marketing of our technologies and products.

Our commercial development efforts in the US and Asia include seeking technology, product licensing and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries.

Our proprietary electricity-generating coatings and associated technologies are the subject of thirty-one (31) trademarks and seventy-one (71) U.S. and international patents, either granted or in-process. See “Intellectual Property,” below.

We believe that our efforts have already produced a basis for these applications. Our planned productization and commercialization of SolarWindowTM technologies will require significant further product development, fabrication, testing, and validation. In addition to our technology development CRADA and engagements with specialty contract groups, we anticipate the need for product development partnerships with commercial partners in order to ascertain the viability of our technologies and products, currently under development.

Our technologies and products, currently under development, use our proprietary chemistries and application processes in order to generate electricity on glass and plastics. Our ongoing research and product development requires the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

We cannot accurately predict the amount of funding or the time required to successfully commercialize products. The actual cost and time required to commercialize our technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

The Market Opportunity for our LiquidElectricity™ Coatings

Based on our market research, there are no commercially marketed electricity-generating products available for sale in the United States which provide the functionality, features, esthetics, and adaptability of LiquidElectricity™ Coatings. Our markets include building window and glass applications, referred to as “architectural flat glass” and “fabricated glass products.” Flat glass is extensively used in the architecture industry in applications such as windows, partitions, and facades. One third-party glass industry report, published in February 2020, by Grand View Research, Inc., projects that the global flat glass market is expected to reach $202.9 billion by 2027, growing at a revenue-based compounded annual growth rate (“CAGR”) of 7.3%.

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

Our Competitive Strengths

We believe that the following strengths of our LiquidElectricity™ Coatings and technologies should enable us to compete successfully in the alternative and renewable energy industries:

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

Our Business Strategy

As noted, our commercial development efforts in the US and Asia include seeking opportunities for intellectual property in-licensing, out-licensing, cross-licensing, and acquisition. We also seek technology, product licensing and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries. Key elements of our business strategy to implement the forgoing include:

•	Strategic Commercial Partnerships – We have expanded our US operations with a commercial development office in Seoul, South Korea and the appointment of management and operations personnel in the US and South Korea to pursue commercial partnerships for our Company so as to enable productization, manufacturing, and marketing of our technologies and products. Our target partnerships include supply chain glass, plastics, window, automotive, greenhouse manufacturing and other related companies;

•	Innovative Research and Continuous Product and Technology Enhancement - We seek partnerships with product development groups, manufacturers of specialty chemicals, advanced-manufacturing companies, and others with proven technology expertise and developing additional applications and markets for LiquidElectricity™ Coatings. We are currently working with scientists at NREL for the ongoing development of our coatings and applications processes, including high-speed roll-to-roll manufacturing processes development. We work to engage additional firms and institutions with important technical and product development competencies as needed; and

•	Management Team Development – Augment our management team with experienced and effective talent in order to, among other competencies, advance our product development and innovation programs, monetize and leverage our intellectual property, develop and implement sales and marketing plans, enhance the Company’s brand positioning in industry and capital markets, and raise capital in order to effectuate our business plan.

Competition for Our Technology and Products

The solar PV industry is highly competitive and such competition is increasing as the number of participants in the industry continues to grow. Although we are not aware of other products utilizing technology substantially similar to our technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies, from which products may be derived and ultimately compete with our products.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium di-selenide, and others to generate electricity from sunlight. Given sufficient time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our products, currently under development. Among the companies purporting to be developing such technologies, are ONYX Solar, Next Energy Technologies, Solarmer Energy, Ubiquitous Energy, Heliatek, Sunew and ARMOR (previously OPVIOUS, GmbH).

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of these companies, universities and research institutions have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our technologies (and hence future products) obsolete.

These companies, universities and research institutions may have numerous competitive advantages, including:

•	Significantly greater name recognition;
•	established distribution networks;
•	more advanced technologies and product development;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
•	processes that are operational and manufacturing prototype or final products;
•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and
•	significantly greater financial and human resources for product development, sales and marketing, and patent litigation.

If our competitors were to:

•	succeed in developing products that are more effective in producing electrical energy at a lower cost than our technology, some or all of our products or our technology could be rendered obsolete and non-competitive;
•	succeed in bringing their products or services to market earlier than ours, our revenues could be adversely affected. See “Risk Factors.”

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

An important factor will be the timing of market introduction of any products utilizing our LiquidElectricity™ Coatings. Accordingly, the speed with which we can develop products, complete safety approvals and ultimately supply commercial quantities of any products we develop to the market is important.

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

As of November 2, 2021, our proprietary electricity-generating coatings and associated technologies are the subject of 31 trademarks and 71 U.S. and international patents, granted or in-process, including ten (10) granted patents in the United States, eight (8) granted patents in non-U.S. jurisdictions, and sixteen (16) and thirty-seven (37) in-process patent filings in the U.S. and foreign jurisdictions, respectively. In preparation for productization and future commercial sales, our 31 trademarks have been established for the Company’s use in commerce. Our issued patents are scheduled to expire between January, 2030 and March, 2037. These dates are subject to change depending on the Company’s current and future patent application filings and the Company’s discretion to maintain its various intellectual property assets in accordance with its corporate interests and goals. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities.

We believe that many elements of LiquidElectricity™ Coatings and related processes, technologies and products involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including but not limited to technical processes, equipment, design architecture, algorithms, and procedures. Accordingly, we rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce.

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

Government Regulation

Our technology may be subject to certain government regulations and standards. Our ability to remain viable will depend on favorable government decisions at various stages of the technology’s development by various agencies. From time to time, legislation is introduced that could significantly change the statutory or regulatory provisions governing our research and product development processes, as well as approval of the manufacturing and marketing of any products derived from such research and development activities.

The production and marketing of our technology derived products would be subject to existing and future safety & health regulations and standards in the United States and South Korea.

Current safety & health requirements and standards for electrical products can include, but may not be limited to, Occupational Safety and Health Administration regulations, National Electrical Code as approved as an American National Standard by the American National Standards Institute or ANSI/NFPA-70, certification by Underwriters Laboratories and the Society of Automotive Engineers, and compliance with State, Federal, and local building codes. These regulations are subject to change, and our ability to remain viable is contingent upon successfully satisfying regulatory requirements as stipulated by these agencies and/or others as the development of our technology evolves. We may be additionally required to comply with similar regulations and standards in South Korea.

Employees and Consultants

The Company utilizes the services of full-time employees as well as part-time employees and consultants on a contract basis. As of the date of this prospectus, the Company had the following personnel:

North America Operations

Four (4) full-time employees, two (2) full-time consultants and three (3) part-time consultants all located in the United States except for our CEO who is located in Canada

South Korea Operations

Three (3) full-time employees, two (2) full-time consultants and three (3) part-time consultants.

Our full-time consultants include Jatinder S. Bhogal our Chief Executive Officer, and John Rhee, our President, Director and President and CEO of SolarWindow Asia Co., Ltd., our indirectly wholly-owned subsidiary.

We have employer sponsored health and dental plans available to form W-2 based employees. Additionally, from time-to-time, the Company grants stock options to employees on a discretionary basis. None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Other Information

Our website address is www.solarwindow.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this prospectus.

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

Our executive office is located at 9375 E Shea Blvd., Suite 107-B, Scottsdale AZ 85260. Our telephone number is (800) 213-0689; our email is info@solarwindow.com. Our website is www.solarwindow.com. Information contained on our web site (or any other website) does not constitute part of this prospectus.

Our operations are conducted primarily from our offices in the Republic of South Korea, located at JA-1022HO 10F, 338, Gwanggyojungang-ro, Suji-gu, Yongin-si, Gyeonggi-do, Republic of Korea.

Our research and development activities are conducted at the U.S. Department of Energy’s National Renewable Energy Laboratories in Golden, Colorado pursuant to a Cooperative Research and Development Agreement.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at SolarWindow Technologies, Inc., Attention: Jatinder S. Bhogal or Justin Frere, 9375 E Shea Blvd., Suite 107-B, Scottsdale AZ 85260. The Board will review and respond to all correspondence received, as appropriate.

Item 1A. Risk Factors

Risk Factors

The following risk factors and the forward-looking statements elsewhere in this prospectus should be read carefully in connection with evaluating the business of the Company. A wide range of events and circumstances could materially affect our overall performance and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this prospectus, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations. These risk factors may be amended, supplemented or superseded from time to time in filings and reports that we file with the SEC in the future.

Risks Related to the Covid-19 Pandemic

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

Risks Related to Our Financial Condition and Need for Additional Financing

We have not generated any revenues and have experienced significant losses to date and we expect to continue incur losses for the foreseeable future. Consequently, we will require additional financing in the future to maintain and expand operations into advanced stages of product development and fabrication, and failure to obtain such financing would have a material adverse effect on our business, operating results, financial condition and prospects.

We have experienced and continue to experience negative cash flows from operations. We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss of $7,907,902 and $7,353,062 for our fiscal years ended August 31, 2021 and 2020. As of August 31, 2021, we had cash and short-term investments of $12,127,456 and working capital of $12,148,285. Based on management’s assessment, the Company has sufficient cash to meet its current funding requirements over the next twelve months following the date of this annual report, to meet our projected product development and fabrication goals during this period. However, our current cash reserves may not be sufficient to permit us to maintain or expand our operations beyond this period.

We are currently in the advanced stages of our research and early stages of product development and have come to the point where larger, faster, and more precise equipment is necessary for development to continue and to be able to come to market with a commercially viable product. We expect that we will need to raise substantial additional capital to accomplish our manufacturing and product sales objectivesin future years.

We anticipate seeking additional funding through financial or strategic investors. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect our business, operating results, financial condition and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; sell rights to its technology or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to us than might otherwise be available.

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

As noted above, we are currently in the advanced stages of our research and early stages of product development. We have come to the point where larger, faster, and more precise equipment is necessary for all facets of technology and product development to continue and to be able to come to market with a commercially viable product. We, however, cannot accurately predict the amount of funding or the time required to successfully commercialize our technology. The actual cost and time required to commercialize these technologies may vary significantly depending on, among other things, the results of our research and product development efforts; the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and product development programs; competitive and technological advances; the cost of filing, prosecuting, defending and enforcing claims with respect to patents; the regulatory approval process; process manufacturing; marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

In order to obtain the required financing, we may enter in transactions that may dilute the ownership interest of our current stockholders.

In order to raise sufficient capital to meet its financial obligations, we may enter into financing transactions that would result in dilution of the ownership interests of our current stockholders or which may involve the sale of our securities at prices that are at a discount to current market price of our stock as reported on the OTCPINK. Such sales will be made at prices determined by our Board based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prices less than the price of the shares of our common stock purchased, in which case, investors could experience dilution of their investment.

Adverse conditions in the alternative energy or the global economy more generally could have adverse effects on our results of operations and consequently the price of our common stock.

Our business is exposed to significant financial risks, most of which are beyond our control, related to interest rates, State & Federal subsidies, the modified accelerated cost recovery system, taxes, and general economic conditions both domestic and internationally. These risks may affect our ability to effect (i) borrowings or to raise capital through the offer and sale of equity-based securities and (ii) the execution of our business plan and product commercialization efforts by thwarting consumer demand for our products, and thereby adversely impacting our potential revenue and profitability.

An increase in raw material prices could have negative consequences on our long-term profitability.

We face exposure to fluctuations in energy, raw materials, chemicals, and glass and plastic film prices. If we are not able to hedge, compensate or pass on our increased costs through a supply-chain or to customers, this could have an adverse impact on our financial results and stability, and deployment of our products.

Risks Related to Our Technology, Products and Operations

The development of our technology is subject to the risks of failure inherent to the development of any novel technology.

Ultimately, the development and commercialization of our technology is subject to a number of risks that are particular to the development and commercialization of any novel technology. These risks include, but are not limited to, the following:

•	our research and development efforts may not produce a commercially viable product;
•	we may not be able to develop an industrial process required to manufacture a commercial product;
•	we may fail to maintain license rights to the SolarWindow™ technology (or any of its derivatives);
•	we may fail to develop, acquire, or license various enabling technologies that may be integral to the commercialization of the SolarWindow™ (or any of its derivatives);
•	we may fail to integrate our process into an industrial setting for the manufacturing of products;
•	our technology (or any of its derivatives) may ultimately prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory or safe operating approvals;
•	our technology (or any of its derivatives), even if safe and effective, may be difficult to manufacture on a large scale or be uneconomical to market;
•	our marketing license or proprietary rights to products derived from our technology may not be sufficient to protect our products from competitors;
•	the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing products utilizing our technology; or,
•	third parties may market superior, more effective, or less expensive technologies or products having comparable performance and appearance characteristics to the LiquidElectricity™ Coatings (or any of its derivatives).

The success of our research and development activities is uncertain. If such efforts are not successful, we will be unable to generate revenues from our operations and we may have to cease doing business.

Commercialization of our technology will require significant further research, development and testing as we must ascertain whether our technology can form the basis for a commercially viable technology or product. If our research and development fails to prove the commercial viability of our technology, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. We anticipate remaining engaged in technology and product development for (a) specific product(s) through at least December 31, 2022.

If we ultimately do not obtain the necessary regulatory and safe operation approvals for the commercialization of our technology, we will not achieve profitable operations and your investment may be lost.

In order to commercialize our technology, we may need to obtain regulatory approval from various local, state, federal or international agencies; or approval from global safety certifying organizations that will certify safe operation of our products. At this time, we do not have a product to be submitted for regulatory or safe operating approval. The process for obtaining these approvals may be time consuming and costly, and there is no guaranty that we will be able to obtain such approvals. The failure to obtain any necessary approvals could delay or prevent us from achieving revenue or profitability, which could result in the partial or total loss of your investment.

We are operating in highly fragmented and competitive market and our competitors have several competitive advantages over us.

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

These companies, research institutions and universities may have several competitive advantages over us, including:

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

Any products developed from our technology will face competition from other companies producing solar power and/or energy harvesting or storage products.

The solar power market is intensely competitive and rapidly evolving. Some of our competitors are better capitalized, have more employees, and have established market positions than SolarWindow. There are a number of companies that produce solar power and alternative energy products, which may be competitive with those that we are seeking to develop. Additionally, some of our competitors may be developing or currently producing products based on new solar power and alternative energy technologies that may have a cost basis similar to, or lower than, our projected product costs.

Accordingly, If we fail to attract and retain customers and establish a successful distribution network for our products, we may be unable to achieve adequate sales and market share; or, if our competitors’ products, services or technologies become more accepted than ours, or if they are successful in bringing their products or services to market earlier than us our revenues could be adversely affected.

As noted above, some of our current and potential competitors have significantly greater resources and better competitive positions in certain markets than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. See “Our Business.”

Mergers of, or other strategic transactions by, our competitors could weaken our competitive position or reduce our revenue.

If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. A potential result of such expansion is that certain of our current or potential competitors may be acquired by third parties with greater available resources and the ability to further invest in product improvements and initiate or withstand substantial price competition. Our competitors also may establish or strengthen cooperative relationships with our current or future value-added resellers, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products. Disruptions in our business caused by these events could reduce our revenue.

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

To the extent we are able to develop and commercialize products, if such products do not gain market acceptance, we may not achieve sales and market share.

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

If organic solar photovoltaic light energy harvesting technologies are not suitable for widespread adoption or sufficient demand for such products does not develop or takes longer to develop than we anticipate, we may not be able to profitably exploit our technology.

The market for OPV solar-energy related products is emerging and rapidly evolving, and the market for energy harvesting products is generally unproven and not well established. The success of products for these markets is uncertain.

If our OPV solar power or light energy harvesting technologies prove unsuitable for widespread commercial deployment or if demand for such power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for such products in the particular markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of organic solar photovoltaic light energy capture and conversion products, including:

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

Our growth and success depend on our ability to develop new products and services and adapt to market and customer needs.

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

Our business model and strategy are based on growth through in-licensing, out-licensing, cross-licensing, acquisitions, joint ventures and mergers that may be difficult to execute.

Our business model and strategy are based on growth through in-licensing, out-licensing, cross-licensing, acquisitions, joint ventures and mergers. External growth transactions are inherently risky because of the difficulties that may arise in integrating people, operations, technologies and products, and the related acquisition, administrative and other costs.

As noted above, we plan to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.

As part of our business strategy, we intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. However, we have not made any acquisitions to date, and, as a result, our ability to acquire and integrate larger or more significant companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any acquisitions that we consummate may not achieve our goals, and could be viewed negatively by investors. In addition, if we fail to successfully integrate any acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

We may be the subject of product liability claims and other adverse effects due to defective products, design faults or harm caused to persons and property.

Our products may not operate properly or could contain design or fabrication faults or defects, which could give rise to disputes in respect of its performance, degradation and reliability giving rise to liability. Product liability related to defective products could lead to a loss of revenue, claims under warranty, and legal proceedings. Such disputes could result in a fall-off in demand or harm our reputation for product performance, safety, and/or quality.

Our products will be subject to environmental, occupational safety & health regulations, including but not limited to Underwriter Laboratory (UL) Certification, European Conformity (CE) Certification, electrical codes, and other state and federal, European Union (EU), and other Country regulations.

Our products will be subject to extensive and increasingly stringent environmental, occupational safety and health regulations and certifications, including but not limited to, Underwriter Laboratory (UL) Certification, electrical codes, and other state and federal, EU laws, regulations, and standards (“Laws & Regulations”). There can be no guarantee that we will not be required to pay significant fines or compensation as a result of past, current or future breaches of Laws & Regulations. This exposure exists even if we are not responsible for the breaches, in cases where they were committed in the past by companies or businesses that were not part of ours that may be exposed to the risk of claims for breaches of these Laws & Regulations. Such claims could adversely affect our financial position and reputation. If we fail to conduct our business in full compliance with the applicable Laws & Regulations, the judicial or regulatory authorities could require us to conduct investigations and/or implement costly curative measures.

We lack sales and marketing experience and will likely rely on third party marketers.

We have limited experience in sales, marketing or distribution of photovoltaic and energy capture and conversion and generating products. We expect to market and sell or otherwise commercialize our technology (or any of its derivatives) through distribution and supply-chain channels, co-marketing, co-promotion or licensing arrangements with third parties. Therefore, any revenues received by us will be dependent on the efforts of third parties. If any such parties breach or terminate their agreements with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of our technology (or any of its derivatives) would be delayed or terminated, which would adversely affect our ability to generate revenues and our profitability.

We may not be able to integrate our process and/or technologies into a manufacturing process necessary to produce a manufacturable product.

Without sufficient capital, human resources, the appropriate process equipment, or required supply chain, the Company may not be capable of integrating its process and/or technologies into a manufacturing process necessary to produce a manufacturable product. The innovation of our processes and technologies is a crucial strategic concern, with mounting pressure to meet anticipated power, financial, and ROI and IRR for our manufacturers, or sales and distribution channels. If we are unable to integrate our process and/or technologies into industry, our product innovations can rapidly become obsolete. LiquidElectricity™ Coatings and related processes and supply chains are highly complex and continuously exposed to a variety of risks such as microeconomics, macroeconomic, face geopolitical pressures, regulatory requirements, environmental risk and responsibilities, construction risk, and emerging markets. Integration of our processes is critical to product development and revenue generation. If the process cannot be integrated into industry, products, or brought to market in a timely manner, the Company, its potential products, and ability to operate may be threatened. At this time, the integration of our technologies into industrial manufacturing processes is uncertain.

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

Our technology and products will be subject to environmental, occupational safety & hygiene, Underwriter laboratory, electrical codes, and other state and federal, European Union (EU), and other Country regulations.

Our technologies and products will be subject to extensive and increasingly stringent environmental, occupational safety & health, Underwriter Laboratory, electrical codes, and other state and federal, EU laws, regulations, and standards (“Laws & Regulations”). There can be no guarantee that we will not be required to pay significant fines or compensation as a result of past, current or future breaches of Laws & Regulations. This exposure exists even if we are not responsible for the breaches, in cases where they were committed in the past by companies or businesses that were not part of ours that may be exposed to the risk of claims for breaches of these Laws & Regulations. Such claims could adversely affect our financial position and reputation, despite the efforts and investments made to comply at all times with all applicable Laws & Regulations. If we fail to conduct our business in full compliance with the applicable Laws & Regulations, the judicial or regulatory authorities could require us to conduct investigations and/or implement costly curative measures.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Risks Related to the Expansion of Our Operations Abroad

We have recently expanded our operations to Asia with a business and corporate development operations office in the Republic of Korea, where we intend to strengthen our business presence. This is a region where we have limited experience in intellectual property, manufacturing, regulatory compliance, and sales, thus exposing us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

Having established an office in the Republic of Korea, where we are working to strengthen our business presence and potentially expand into other Asian countries, we face risks which previously were of little or no importance to us but which now could have a material impact on our overall operations and ultimate success. These new risks, include:

•	protection of intellectual property and trade secrets in foreign jurisdictions in which our US based protections may not be generally recognized or otherwise enforceable;
•	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;
•	fluctuations in currency exchange rates;
•	enhanced difficulties of integrating any foreign acquisitions;
•	the burden of complying with and changes in U.S. or international taxation policies;
•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•	political, social, or economic instability;
•	compliance with statutory equity requirements and management of tax consequences.
•	the impact of public health epidemics on employees and the global economy, such as the coronavirus currently impacting China, the Republic of Korea and Japan among others;
•	difficulties in staffing and managing international operations;
•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
•	risks related to and the burdens of complying with the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

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

We plan to continue expanding our operations abroad where we have limited operating experience and may be subject to increased business and economic risks that could affect our financial results.

As we move forward with our strategy of expanding into Asian markets, and internationally, we may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our operations and performance will become significantly more dependent on worldwide economic conditions. Uncertainty about global economic conditions ultimately could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations and financial condition. In addition to the risks inherent in doing business internationally, as noted above, if we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

Risks Related to Compliance with Laws and Regulations

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

Risks Related to our Intellectual Property

Our ability to operate profitably is directly related to our ability to develop, protect and perfect rights in and to our proprietary technology.

We rely on a combination of trademark, trade secret, nondisclosure, know-how, copyright and patent law to protect our technology, which may afford only limited protection.

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

We intend to apply for additional patents for our technologies, applications, processes, and products, as we deem appropriate. We may, however, fail to apply for patents on important technologies, products, or processes in a timely manner, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products, processes, or technologies. In addition, the patent positions of alternative energy technology companies are highly uncertain and involve complex legal and factual questions for which important legal principles and regulations or policies remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

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

Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business (and as a result we have 31 U.S. trademark filings and 71 U.S. and International patent filings), we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

We may be accused of infringing the intellectual property rights of others.

We cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future technology developments. Any such claims could be time consuming, result in costly litigation and could ultimately lead to a determination that our technology, or any of its derivatives, infringe on a third party's patent rights.

We may need to curtail or cease operations if, in the future, we are unable to obtain additional licenses pursuant to our collaborative development agreements required to maintain our rights to market products, if any, developed by us.

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

We intend to apply for additional patents covering both our technologies and products, as we deem appropriate. We may, however, fail to apply for patents on important technologies or products in a timely fashion, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, the patent positions of alternative energy technology companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

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

Risks Related to Our Personnel and Management

We are dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management, technical, and scientific personnel (Personnel) is intense in our industry. Future success depends in part on our ability to hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the area of OPV with focus in our technologies and products. A key risk is our ability to anticipate our needs for certain key competences and to implement human resource solutions to recruit and hire, or improve these competences. If we are not successful in hiring and retaining qualified Personnel our ability to execute on our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

Due to the fact that all but two of our five directors conduct outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities which may hinder our achieving our business objectives.

Currently we have five directors, two of whom, Mr. Jatinder S. Bhogal, our Chief Executive Officer and Mr. John Rhee, our President and CEO of SolarWindow Asia Co. Ltd.., provides their full-time efforts to our business activities. While our three (3) other Directors intend to devote as much time as necessary to the success and development of our technology, currently each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, and have done so to date, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. In the event that their outside interests begin to take precedence over their positions in with the Company, our business will suffer and may adversely impact our goal of achieving profitability through the commercialization of SolarWindow. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

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

The OTCPINK is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of, our common stock. Unless and until we file an application for listing of our shares on a national stock exchange or the OTCQB and such application is accepted (as to which there is no assurance), we expect that our stock will continue to trade on the OTCPINK.

Our common stock is not registered for trading on any national stock exchange and thus, should the price of our stock on the OTCPINK fall below five dollars per share and our net tangible assets fall below two million dollars our stock may be deemed a “penny stock,” in which case, you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

“Penny stocks” are, generally speaking, those securities that are not listed on a national securities exchange and are priced under $5. There are exclusions for securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years or greater than $5 million if in operation less than three years. Securities of issuers with average revenue of at least $6 million for the last three years are also not considered penny stocks.

Currently our common stock is considered “penny stock exempt” by the OTCPINK. This means that our stock is exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. The value of our net tangible assets for the fiscal years ended August 31, 2021 and 2020 was, approximately $13,605,000 and $15,559,000 respectively.

As long as we continue to satisfy at least one of the foregoing exemptions, our common stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our common stock would be considered a “penny stock.”

The penny stock rules are designed to prevent deceptive or manipulative practices. It provides that a broker cannot sell a penny stock to any person unless it has approved that person's account for penny stock transactions and the broker/dealer has received in writing from customer agreement to the transaction; approving an account includes, among other things, reviewing the customer's financial data and determining the customer's suitability, including the capability to evaluate the risks of trading in penny stocks. Some types of transactions in penny stocks are exempt from these rules. Exempt transactions include those with an established customer (a customer of more than one year or one who has made at least three separate penny stock purchases) and transactions in which the customer is an institutional investor.

In addition, the penny stock regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. Because of these requirements, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” Accordingly, these requirements may adversely affect the market liquidity of our common stock.

Should our common stock be deemed a “penny stock,” you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress the per share price of, and liquidity for, our common stock.

There is a limited market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

Our common stock currently trades on the OTCPINK under the symbol “WNDW;” there is limited and sporadic trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

The trading price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2019 through October 29, 2021 the stock price of our common stock has ranged from a low price on the OTCPINK of $1.05 to a high of $39.20 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this report, factors that may cause volatility in our share price include:

•	changes in projected operational and financial results;
•	issuance of new or updated research or reports by securities analysts;
•	market rumors or press reports;
•	announcements of significant transactions;
•	announcements related to our stock repurchase program;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	fluctuations in the trading volume of our shares, or the size of our public float relative to the total number of shares of our common stock that are issued and outstanding;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic and market conditions.

In addition, in recent years, broad stock market indices in general, and smaller capitalization companies in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. Such volatile fluctuations may also make us more susceptible to possible class action lawsuits, which are often initiated following price declines.

If securities or industry analysts do not publish, or cease publishing, research or publish inaccurate or unfavorable research about our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and any trading volume could decline.

The trading market for our common stock that may depend in part on the research and reports that securities or industry analysts publish about us or our business, markets or competitors. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market after the filing of a Form S-1, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing stockholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities Act.

As of the date of this annual report, we have 53,198,399 shares of common stock outstanding. We cannot predict what effect, if any, market sales of securities held by our significant stockholders or any other stockholder or the availability of these securities for future sale will have on the market price of our common stock.

Adverse publicity about us and/or our brands, including without limitation, through social media or in connection with brand damaging events and/or public perception, could negatively impact our business.

Negative claims or publicity involving us, our board of directors, our employees and consultants, our brands, our products, services and experiences, consumer data, or any of our key employees, or suppliers, whether arising through social media outlets or “short and distort” attacks could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate or true.

Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges we face in attempting to respond to negative claims. Negative attention or scrutiny on us can also possibly result in negative publicity.

Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If our reputation, culture or image is tarnished or receives negative publicity (whether accurate or not), then our business, financial condition, results of operations and liquidity could be materially adversely affected.

As a smaller reporting company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

Generally, a “smaller reporting Company” or (“SRC”) is a company that as of the last business day of its most recently completed second quarter: (i) Had a public float of less than $250 million; or (ii) Had annual revenues of less than $100 million and either: (A) No public float; or (B) A public float of less than $700 million. On February 28, 2021 we had a public float of $260,299,000.

We are a SRC; and, for as long as we continue to be a SRC, we are exempt from various reporting requirements applicable to other public companies but not to a “SRC,” including, for example, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We have in this annual report utilized, and we may in future filings with the SEC continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important and may therefore find our stock a less attractive investment.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of the date of this annual report, we had 53,198,399 shares issued and outstanding, of which 30,868,848 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, our former Chairman and former director, beneficially owns approximately 75.53% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this report, Kalen Capital Holdings LLC, a wholly owned subsidiary of KCC, a private corporation solely owned by Harmel S. Rayat, beneficially owned 54,200,848 shares (inclusive of 18,561,917 shares issuable upon exercise of outstanding warrants, conversion of the Convertible Note and the exercise of the warrants included upon conversion thereof), or approximately 75.53%, of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 35,638,931 shares of our total issued and outstanding 53,198,399 shares, is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay, prevent, or cause a change in control should Mr. Rayat sell all or a portion of his shares of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock, possibly cause acceleration of vesting of outstanding options, result in limits to the utilization of our net operating loss, and may adversely affect your investment. In addition, Mr. Rayat could use his voting influence to maintain our existing management and Board of Directors (“Board”) in office, or support or reject other management and Board members) proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered and registered financing transactions.

The company may be subject to compliance with rules requiring the adoption of certain corporate governance measures, which requires control measures for related party transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rule changes proposed and enacted by the SEC, the New York Stock Exchanges and the Nasdaq Stock Market, as a result of SOX, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market.

A significant requirement that applies to accelerated and large accelerated filers under SOX 404(b), but not to non-accelerated filers, is the requirement that accelerated and large accelerated filers have an internal control over financial reporting (“ICFR”) auditor attestation. An ICFR auditor attestation requires the independent accounting firm that prepares or issues the issuer’s financial statement audit report to also attest to, and report on, management’s assessment of the effectiveness of the issuer’s ICFR. SOX Section 404(b), however, exempts non-accelerated filers from the ICFR auditor attestation requirement. As a result of our public float exceeding $75 million (prior to the rule change described below) on February 28, 2018, for our year ended August 31, 2018, the Company was subject to SOX 404(b).

On March 12, 2020, the SEC approved amendments to Rule 12b-2 that excludes from the definitions of “accelerated filer” and “large accelerated filer” any issuer that is eligible to be a SRC and had revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. These amendments align the June 2018 amendments to Rule 12b-2 that raised the cap for status as an SRC from less than $75 million in public float to less than $250 million. The June 2018 amendments also designated as SRCs companies with less than $100 million in annual revenues if they also had either no public float or a public float of less than $700 million. As a result of the recent amendments to the definition of an SRC and the resulting increase in the thresholds in revenue and public float value, the Company is not subject to the attest requirements of SOX 404(b). However, should our fiscal year revenues exceed $100 million and our second quarter public float exceed $250 million, the Company will again be subject to SOX 404(b) and the added additional professional fees and management time required to comply SOX 404(b).

There are options to purchase shares of our common stock currently outstanding.

As of November 2, 2021, we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 6,740,400 shares of our common stock. The exercise prices of these options range from $2.32 to $8.00 per share. 6,258,000 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our common stock currently outstanding.

As of November 2, 2021, we had issued warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 19,281,917 shares of common stock with exercise prices ranging from $1.70 to $4.00 per share. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P and Series T Warrants, which combined total 16,880,167, all of the Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 9375 E. Shea Blvd., Suite 107-B, Scottsdale, AZ 85260. The office is provided free from rent by a shareholder.

In September 2020, the Company, through its newly formed, wholly owned subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea located at JA-1022HO 10F, 338, Gwanggyojungang-ro, Suji-gu, Yongin-si, Gyeonggi-do, Republic of Korea. The office lease provided for an initial term of one-year from September 23, 2020 through September 23, 2021, which has been renewed for an additional year, monthly rent of approximately $1,200 and a security deposit of approximately $13,000.

On February 26, 2021, SolarWindow Asia Co., Ltd. entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease provided for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700.

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

As of October 28, 2021, there were 96 stockholders of record of our common stock, and the closing price of our common stock was $6.40 per share as reported on the OTC Markets. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) is our only equity-based compensation plan as of August 31, 2021.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, the Board adopted and approved, and on February 7, 2011, shareholders owning a majority of our issued and outstanding stock approved, our 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock awards, restricted stock purchase offers and stock options to employees, directors, officers and consultants. On February 1, 2021, the Board extended the 2006 Plan to expire on February 7, 2023. The 2006 Plan provides for the granting of options to purchase a maximum of 15,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over zero to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,740,400 (2)	$3.97	7,040,527
Equity compensation plans not approved by security holders	--	--	--
Total	6,740,400	$3.97	7,040,527

(1) Consists of grants under the 2006 Plan as of November 2, 2021.

(2) Please refer to ITEM 8, Financial Statements “NOTE 7 - STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Recent Sales of Unregistered Securities

None.

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

On December 28, 2015, we entered into another modification to the NREL CRADA (the “Modification”). Under the Modification, (i) the date of completion was extended to December 2017; and (ii) the Company and the NREL will work jointly towards achieving specific product development goals and objectives for the purpose of preparing to commercialize our OPV-based transparent electricity-generating coatings for various applications, including BIPV, glass and flexible plastics.

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into nine such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on September 15, 2020 and extends the date of completion to December 31, 2021. As of August 31, 2021, the Company had a capitalized asset balance of $122,332 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

U.S. Department of Energy (DOE) Office of Energy Efficiency and Renewable Energy’s (EERE) Advanced Manufacturing Office (AMO) Cooperative Research and Development Agreement

On March 15, 2018 the Company was awarded it’s first-ever AMM CRADA by the DOE EERE AMO. SolarWindow was awarded the AMM CRADA after submitting a proposal outlining its coating technologies and fabrication methods to the DOE’s Roll-to-Roll Advanced Materials Manufacturing Consortium, led by ORNL and partnering with ANL, LBNL, and NREL. The AMM CRADA was carried out with the DOE by SolarWindow, ANL, and NREL. Work under the AMM CRADA was completed in April 2021

Through the developments of AMM CRADA, the Company accomplished initiatives to improve and optimize its laser patterning system and methods of fabrication for application of our electricity-generating coatings on flexible plastics. Once optimized for industry, this advancement is expected to reduce process time, improve device performance, and reduce the costs of LiquidElectricity™ Coating based plastic products. Another objective of the AMM CRADA was to develop and demonstrate a unique high-throughput process methodology for semitransparent OPV modules compatible with high process speeds for many different advanced material manufacturing systems.

Results of Operations

Year ended August 31, 2021 compared to the year ended August 31, 2020

A summary of our operating expenses for the years ended August 31, 2021 and 2020 follows:

			2021 compared to 2020
	Years Ended August 31,		Increase /	Percentage
	2021	2020	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$2,141,103	$1,535,040	$606,063	39%
Research and development	1,006,796	1,195,513	(188,717)	-16%
Stock compensation	4,787,998	4,872,910	(84,912)	-2%
Total Operating expense	$7,935,897	$7,603,463	$332,434	4%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the year ended August 31, 2021 compared to the year ended August 31, 2020, SG&A costs increased due primarily to inclusion of our South Korean operations and resulting in a $302,440 increase in personnel costs, $247,952 increase in other administrative costs and $55,671 increase in professional costs.

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the year ended August 31, 2021 compared to the year ended August 31, 2020, R&D costs decreased primarily as a result of a $124,266 decrease in personnel costs, $75,703 decrease in other R&D related costs offset by an $11,252 increase in CRADA costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense primarily relates to 2,500,000 stock purchase options issued to each of Mr. Jatinder S. Bhogal, CEO and Director and Mr. John Rhee, President and Director, pursuant to an Executive Consulting Agreement with each entered into in our fiscal quarter ending August 31, 2020.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of August 31, 2021 and 2020, the Company had cash and short-term investments of $12,127,456 and $14,151,523, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Years Ended August 31,		2021 compared
	2021	2020	to 2020
Net cash used in operating activities	$(2,659,240)	$(2,447,457)	$(211,783)
Net cash used in investing activities	(5,074,177)	(5,031)	(5,069,146)
Net cash provided by financing activities	724,872	-	724,872
Effect of exchange rate changes on cash and cash equivalents	(15,522)	-	(15,522)
Net increase (decrease) in cash and cash equivalents	$(7,024,067)	$(2,452,488)	$(4,571,579)

Operating Activities

Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, realized gains or losses on disposal of property and equipment and the effect of working capital changes. Net cash used in operating activities increased 8.7% to $2,659,240 for the year ended August 31, 2021 as compared to $2,447,457 for the year ended August 31, 2020 mainly due to a $385,000 reduction in cash used in our US operations offset by a $597,000 increase in cash used in our Korea operations.

Investing Activities

We have used cash primarily for short-term investments, investments in property and equipment, furniture, office equipment, leasehold improvements to our Korean offices and computers and software. Net investment activities for capital expenditures were $76,338 during the year ended August 31, 2021, compared to $5,031 during the year ended August 31, 2020. During 2021, we purchased a twelve-month term deposit in the amount of $5,000,000.

Financing Activities

Cash flows from financing activities totaled $724,872 as a result of the exercise of 201,600 Series S Warrants with a strike price of $3.42 per share and the exercise of 10,000 stock options at a strike price of $3.54 per share.

Indebtedness

None.

Other Contractual Obligations

In September 2020, the Company, through its wholly owned direct and indirect subsidiaries, SolarWindow Asia (USA) Corp. and SolarWindow Asia Co., Ltd., entered a lease for office space in South Korea. The office lease expires on September 23, 2022. Monthly rent is approximately $1,200.

On February 26, 2021, SolarWindow Asia Co., Ltd. entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease expires on March 7, 2022. Monthly rent is approximately $950.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2021 and 2020.

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

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 7 - Transactions With Related Persons” to our Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of August 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2021.

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

As of August 31, 2021, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (comm. only referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of August 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2021, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Current Position With Us	Director or Officer Since
Jatinder Bhogal	54	Chief Executive Officer (principal executive officer) Chairman and Director	August 7, 2017
John Rhee	53	President, Director and President and CEO of SolarWindow Asia Co., Ltd.	July 1, 2020
Justin Frere, CPA	49	Treasurer, Interim Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	July 5, 2019
Gary Parmar, CPA, CA, ICD.D	50	Director, Audit Committee Chair	June 14, 2019
Bob Levine	72	Director	December 7, 2018
Joseph Sierchio	72	Director and General Counsel	October 1, 2020

Business Experience

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Jatinder S. Bhogal. Mr. Jay (Jatinder) S. Bhogal brings 20 years of experience helping finance and build companies in diversified industries, including: online media, health services, medical devices, drug discovery, vaccine production, renewable and alternative energy, fossil fuels, and others. Numerous breakthrough technologies supported by Mr. Bhogal have grown from inception to achieve $300 million-plus market capitalization. As a private investor, director, and executive, Mr. Bhogal has incubated and directed ventures and projects in collaboration with leading research institutions and government agencies, including: United States Department of Energy’s National Renewable Energy Laboratory, University of California Berkeley, Dartmouth College, NASA’s International Space Station National Laboratory Initiative (on board the Space Shuttle ‘Endeavour’ with USDA; mission STS-126), and others. Mr. Bhogal serves as our Chief Executive Officer and Chairman.

John Rhee. Mr. Rhee has more than 20 years of experience helping businesses in a variety of industries in the areas of strategic financing, mergers and acquisitions and portfolio management. Since 2013, Mr. Rhee has served as Chairman and Managing Director of Stratis Impact a Private Equity firm located in Hong Kong. From 2009 to 2013, Mr. Rhee served the Korean Ministry of Culture as a Senior Adviser and from 2004 to 2010 in various roles including Executive Director for Investment at Softbank. Mr. Rhee holds a J.D from Yale Law School and undergraduate degree from Cornell University. Mr. Rhee serves as our President, Director and President and CEO of SolarWindow Asia Co. Ltd.

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

Gary P. Parmar, CPA, CA, ICD.D Mr. Parmar is MNP’s Private Enterprise Technology Media Telecommunications Regional Leader in Kelowna. A trusted advisor with more than two-and-a-half decades of experience, Gary understands his clients’ unique challenges and delivers creative solutions to help them maximize their wealth while keeping taxes to a minimum. He is committed to building and nurturing long-term relationships, helping his clients increase profits, grow their operations and achieve their business goals. Mr. Parmar provides accounting, tax, financial planning and business management advice to private enterprises and family-owned businesses. He works with a broad range of clients, including real estate developers, builders, agricultural and cannabis producers, professionals and companies in the technology, media telecommunications industries. His services include helping with tax planning related to incorporation, income management, succession planning, business management, the purchase and sale of businesses and estate planning. Mr. Parmar also delivers an MNP employee benefit program that helps business owners develop customized solutions to keep team members engaged and rewarded. Mr. Parmar helps his clients structure their businesses to facilitate projects and transactions, assess the validity of deals and arrange financing. Mr. Parmar provides ongoing management consulting to help with job costing, managing working capital and maximizing profitability. Mr. Parmar earned a Bachelor of Commerce (BComm) in accounting from the University of Alberta in 1994. He is a Chartered Professional Accountant (CPA) qualifying as a Chartered Accountant (CA) in 1999.

Bob Levine. Mr. Levine has been with Avison Young since 1994 and is one of the founding partners of the company which has 120 offices in 25 countries and 5,000 real estate professionals. Since 2008, Avison Young has been one of the fastest growing commercial real estate companies in the world. Having retired from the Board of Directors of Avison Young after 10 years’ service, Mr. Levine remains on Avison Young’s Executive Committee. Mr. Levine has 40 years of experience in commercial real estate sales, leasing, and advisory roles and has worked with many leading developers, equity partners, and renowned investors. Having consummated many billions of dollars in transactions, he has been responsible for the sale of numerous landmark and Class-A office buildings, shopping centers, industrial properties, and major development sites.

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

Corporate Governance Guidelines; Code of Conduct and Ethics; Amended and Restated Insider Trading Policy

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

We have adopted an Amended and Restated Insider Trading Policy (the “ITP”) that applies to all officers, directors, employees and other persons, such as contractors or consultants who have access to material nonpublic information. The ITP also applies to family members, other members of a person’s household and entities controlled by a person covered by the ITP. The purpose of the ITP is to provide guidelines with respect to transactions in the Company’s securities and the handling of material nonpublic information about the Company and the companies with which the Company does business. The Company’s Board of Directors has adopted this Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information. Oversight and implementation of the ITP is performed by the ITP Compliance Committee which is comprised of Joseph Sierchio, Director and General Counsel, Gary Parmar, Director and Justin Frere, Interim CFO and Secretary.

We have posted a copy of our Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Amended and Restated Insider Trading Policy on the Investor section of our website at https://www.solarwindow.com/investors/corporate-governance/. Our full Board of Directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Corporate Governance” section of our website.

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

Board Leadership Structure

We currently have three executive officers and five directors; two of which are independent. At present, Mr. Bhogal serves as our Chief Executive Officer and Chairman of the Board, Mr. Rhee serves as our President, Director and President and CEO of SolarWindow Asia Co., Ltd, and .Mr. Frere serves as our Interim Chief Financial Officer and Secretary.

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

While the Board is solely responsible for the selection and nomination of Directors, the Board may consider nominees recommended by stockholders as deemed appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to Mr. Jatinder S. Bhogal, CEO or Mr. Justin Frere, Interim CFO and Secretary, 9375 E. Shea Blvd., Suite 107-B, Scottsdale, AZ 85260, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2021, all directors attended at least 75% or more of the aggregate of the meetings of the Board. The Board met four (4) times and acted by written consent Eleven (11) times during the fiscal year ended August 31, 2021; the Audit Committee was established in July 2019, met one (1) time and did not act by written consent during the fiscal year ended August 31, 2021. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2021 or 2020.

The Audit Committee is the only standing committee of the Board of Directors. The full Board is responsible for performing the functions of: (i) the Compensation Committee and (ii) the Nominating Committee.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day-to-day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2021 and Fiscal 2020 :

Name and Principal Position	Year Ended August 31,	Salary ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Jatinder S. Bhogal (2) Chief Executive Officer and Director	2021	410,000	-	-	410,000
	2020	255,833	3,850,000	5,833	4,111,666
John A. Conklin (3) Former Chief Technology Officer	2021	82,676	-	-	82,676
	2020	275,000	-	24,125	299,125
Justin Frere (4) Interim Chief Financial Officer and Secretary	2021	106,000	-	-	106,000
	2020	96,000	-	-	96,000
Steve Yan-Klassen (5) Former Chief Financial Officer	2020	20,421	-	-	20,421
John Rhee, President, Director and President and CEO of SolarWindow Asia Co., Ltd. (6)	2021	192,000	-	-	192,000
	2020	-	3,765,000	-	3,765,000

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

(2) On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company since 2011. Pursuant to Mr. Bhogal’s consulting agreements in effect prior to July 1, 2020, Mr. Bhogal received compensation of $18,750 per month. Effective July 1, 2020, the Company, Mr. Bhogal, and Vector Asset Management, Inc., a Canadian entity wholly-owned by Mr. Bhogal (“VAMI”), entered into an Executive Consulting Agreement (the “ECA”) whereby Mr. Bhogal, in addition to his role as a Director, will serve the Company as its President (On March 1, 2021, Mr. Bhogal resigned as President and Mr. Rhee was appointed President) and Chief Executive Officer (Principle Executive Officer). Pursuant to the ECA, which has an initial term of three years with one year extensions thereafter unless otherwise terminated, VAMI 1) is paid an annual salary of $410,000 (the “Annual Base Fee”); 2) is eligible for a discretionary performance-based annual bonus of up to 40% of the then annual base fee in effect; 3) received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock with an exercise price of $2.60 per share, exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 50% on July 1, 2020 and as to the remaining 50% on July 1, 2021. The Stock Option is subject to the terms and conditions of the Stock Option Grant and Grant Agreement dated June 29, 2020 with an effective date of July 1, 2020. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $1.54 per share. For additional information, see “NOTE 5 – Stock Options” and “NOTE 7 - Transactions with Related Persons” of our notes to financial statements contained in this annual report.

(3) On December 27, 2017, the Company and Mr. Conklin entered into an employment agreement (the “2018 Employment Agreement”) pursuant to which Mr. Conklin was paid an annual salary of $275,000, received a grant of 1,008,000 stock options and was entitled to a medical insurance premium reimbursement stipend of $2,166 per month up until the company established an employer based medical insurance plan that became effective on January 1, 2020. On October 22, 2018, Mr. Conklin resigned as Chief Financial Officer commensurate with the appointment of Steve Yan-Klassen as the Company’s Chief Financial Officer. Effective July 1, 2020, Mr. John Conklin resigned as the Company’s President and Chief Executive Officer and as a Director and assumed a new executive role with the Company as its Chief Technology Officer. Effective November 19, 2020, Mr. Conklin resigned all positions.

(4) Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary on July 5, 2019. Effective July 23, 2020, Mr. Frere was appointed to also serve as the Company’s Interim Chief Financial Officer (principal financial officer) and Interim Treasurer. Mr. Frere is providing his services on an as needed basis; Mr. Frere’s engagement is at will and can be terminated by either party on notice. Mr. Frere’s aggregate fee for his services is $10,000 per month.

(5) Effective October 22, 2018, the Company appointed Steve Yan-Klassen to serve as our Chief Financial Officer. Mr. Yan-Klassen had no employment agreement. Mr. Yan-Klassen resigned effective July 22, 2020 to pursue other business. Mr. Yan-Klassen received an annual salary of $31,500 Canadian dollars.

(6) On July 1, 2020, the Company appointed John Rhee to the Board of Directors. On August 31, 2020, the Company and Mr. John Rhee entered into an Executive Services Consulting Agreement (the “ESCA”), which was amended effective March 1, 2021 to appoint Mr. Rhee to the office of President and increase his monthly fee from $10,000 to $22,000. Pursuant to the ESCA as amended, 1) Mr. Rhee provides executive consulting services to the Company, and it’s directly and indirectly owned subsidiaries, in connection with the Company’s efforts to establish an operating presence in the Republic of Korea; 2) the Initial Term of the ESCA is three years, but may be extended annually thereafter; 3) Mr. Rhee’s engagement pursuant to the ESCA is an “at-will” engagement; 4) Mr. Rhee is paid a monthly base fee of $22,000; and 5) Mr. Rhee received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock with exercise prices as follows: as to 1,000,000 options, $3.66 per share; as to 800,000 options, $6.00 per share and as to 700,000 options, $8.00 per share, exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 500,000 on the date of grant; as to the next 800,000 shares on the six-month anniversary of the date of grant; as to the next 700,000 shares on the 12-month anniversary of the date of grant; and as to the last 500,000 shares on the eighteen-month anniversary of the date of grant. The Stock Option is subject to the terms and conditions of the Non-Statutory Stock Option Agreement dated August 31, 2020. The aggregate grant date weighted average fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $1.51 per share. For additional information, see “NOTE 5 – Stock Options” of our notes to financial statements contained in this annual report.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2021.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
Jatinder S. Bhogal (1)	1,020,500	27,500	3.54	7/5/2029
	90,000	-	4.87	11/21/2027
	2,500,000	-	2.60	7/2/2026
John A. Conklin (2)	40,000	-	4.87	11/21/2027
	12,500	-	3.54	7/5/2025
Justin Frere (3)	22,500	27,500	3.54	7/5/2025
Steve Yan-Klassen (4)	10,000	-	3.54	7/5/2025
John Rhee (5)	500,000	-	3.66	8/31/2023
	800,000	-	6.00	8/31/2023
	700,000	-	8.00	8/31/2023
	-	500,000	3.66	8/31/2023

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

(2) On November 21, 2017, pursuant the grant of stock options to our Board for their services, we granted a stock option to purchase 40,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock to each Mr. Conklin and Mr. Yan-Klassen. Vesting of these awards ceased upon the resignation of Mr. Conklin and Mr. Yan-Klassen.

(3) On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock.

(4) On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, we granted a stock option to purchase 50,000 shares of our common stock.

(5) On August 31, 2020, pursuant to an Executive Services Consulting Agreement and Non-Statutory Stock Option Agreement, we granted a stock option to purchase 2,500,000 shares of our common stock.

Employee directors, which include Mr. Bhogal and Mr. Rhee, are eligible to receive stock option compensation but do not receive cash compensation in addition to their monthly salary for services rendered as a director.

Termination and Change of Control

On August 31, 2020, the Company and Mr. John Rhee entered into an Executive Services Consulting Agreement as amended on March 1, 2021. Pursuant to the terms of the ESCA as amended, Mr. Rhee will receive an annual salary of $264,000, and a grant to purchase 2,500,000 stock options. Pursuant to the ESCA, if the executive’s termination is voluntary, involuntary, for cause or without cause, the Company will be obligated to pay only the monthly base fee through the date of termination. Regarding the 2,500,000 options granted pursuant to the ESCA of which 500,000 remain unvested as of August 31, 2021 and are scheduled to vest on February 28, 2022, if the executive is terminated for cause, the right to exercise all of their options shall terminate immediately and vesting shall cease. If termination is for poor performance, the right to exercise their options, to the extent vested, shall continue until the option expiration date, but there shall be no further vesting of the options. If termination is without cause or not for poor performance, these options shall continue to vest and shall continue to be exercisable through the option expiration date. If termination is by the executive, the right to exercise the options, to the extent vested, shall continue until the option expiration date, but there shall be no further vesting of the options.

On June 29, 2020, we entered into the Executive Consulting Agreement with Mr. Jatinder S. Bhogal. Pursuant to the terms of the ECA, Mr. Bhogal will receive an annual salary of $410,000, is eligible for a discretionary performance-based annual bonus of up to 40% of the then Annual Base Fee in effect, and a grant to purchase 2,500,000 stock options. In the event that Mr. Bhogal’s employment is terminated without cause, he will be entitled to receive the Annual Base Fee in effect at termination paid over the subsequent 12 months. In the event that, following a change of control, the ECA is terminated by the Company without cause within twelve (12) months of the change of control, then VAMI shall be entitled to receive an amount equal to the Annual Base Fee in effect on the termination date multiplied by 1.5, which amount is payable in a lump sum within thirty (30) days. Upon termination, the stock option may be exercised prior to the first to occur of (a) the expiration of the two-year period which commences on the date of termination and expires on the second anniversary of such date of termination or (b) the expiration date of the term of this stock option. As of August 31, 2021, in the event of termination for reasons other than cause, death or disability or for good reason the cash severance due to Mr. Bhogal would be $410,000. All 2,500,000 options are vested. The payments due on termination and termination following a Change of Control are subject to the requirement that Mr. Bhogal execute a release agreement in a form requested by the Company.

Option Exercises and Stock Vested

The following table provides information on stock option exercises and shares acquired on the vesting of stock awards by our executive officers during fiscal year 2021:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting ($)	Value realized on vesting
Justin Frere (1)	6,943	110,600	-	-

(1) On November 21, 2017, pursuant the grant of stock options to our Board and certain personnel for their services, we granted a stock option to purchase 20,000 shares of our common stock. On January 13, 2021, Mr. Frere exercised the remaining 10,000 stock options on a cashless basis and received 6,943 shares of restricted common stock.

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

For their services as directors, non-employee directors received cash compensation of $1,750 per quarter during 2021 and 2021, pro-rated to the date they join the Board of Directors. Beginning on September 1, 2019, the audit committee chairperson receives an additional $750 per quarter.

During fiscal 2021, the Company granted 50,000 options to Joesph Sierchio in connection with his appointment to the Board. The options fair value is $2.16 per share using the Black-Scholes Option Pricing Model. No equity-based grants were awarded to the other Board members in fiscal 2021 and no awards were granted in fiscal 2020.

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee director for service as a director during Fiscal 2021 and Fiscal 2020:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Jatinder S. Bhogal	-	-	-
John Rhee (2)	3,500	-	3,500
Gary Parmar (audit committee chairman)	10,000	-	10,000
Bob Levine	7,000	-	7,000
Joseph Sierchio (3)	6,417	108,000	114,417
Total 2021 director compensation	26,917	108,000	134,917

Dr. Alastair Livesey (4)	5,833	-	5,833
Bob Levine	7,000	-	7,000
Steve Horovitz (4)	5,833	-	5,833
Gary Parmar (audit committee chairman)	10,000	-	10,000
Harmel S. Rayat (5)	1	-	1
John Rhee (2)	1,167	-	1,167
Total 2020 director compensation	29,834	-	29,834

(1) The amounts in this column represent the aggregate grant date fair value of stock option awards granted by the Board, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. No options were granted in fiscal 2020. See “NOTE 5 – Stock Options” of our notes to financial statements contained in this annual report.

(2) Mr. Rhee became a director of the Company effective July 1, 2020. On August 31, 2020, the Company and Mr. John Rhee entered into an ESCA. Pursuant to the ESCA, Mr. Rhee received a stock option grant of 2,500,000 shares. Those shares were granted in conjunction with the ESCA and not for Mr. Rhee’s service on the Board. See the “Summary Compensation Table” above for additional information. Upon his appointment to the position of President on March 1, 2021, Mr. Rhee became ineligible to receive cash compensation.

(3) Mr. Sierchio resigned from the Board effective October 22, 2018 and was re-appointed on October 1, 2020. Pursuant to his reappointment to the Board, on October 19, 2021, we granted Mr. Sierchio an option to purchase 50,000 shares of common stock valued at $108,000.

(4) Dr. Livesey and Mr. Horovitz both resigned from the Board effective July 1, 2020.

(5) Mr. Rayat became a director of the Company effective March 15, 2018. Mr. Rayat’s annual compensation for serving as Chairman of the Board of Directors was $1.00 per year. Mr. Rayat resigned from the Board effective October 1, 2020.

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2021:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Bob Levine (1)	23,400	28,600
Gary Parmar (1)	23,400	28,600
Joseph Sierchio (1) (2)	55,000	65,000
Total	101,800	122,200

(1) On July 5, 2019, we granted stock options to our Board and executives for their services, including we granted a stock option to purchase 50,000 shares of our common stock to Mr. Sierchio and 52,000 shares of our common stock to Mr. Levine and Mr. Parmar.

(2) Includes 50,000 options described above, a stock option to purchase 20,000 shares of our common stock granted on November 21, 2017 and a stock option to purchase 50,000 shares of our common stock granted on October 19, 2021 pursuant to his appointment to the Board.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 22, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 2, 2021 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Jatinder S. Bhogal (3)	3,713,000	6.53
Justin Frere (4)	31,943	*
Gary Parmar (5)	26,000	*
Bob Levine (6)	85,233	*
Joseph Sierchio (7)	266,567	*
John Rhee (8)	2,000,000	3.62
All Directors and Officers as a Group (6 people)	6,122,743	10.38

5% Shareholders
Kalen Capital Corporation (9) The Kalen Capital Building 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	54,200,848	75.53

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 9375 E Shea Blvd., Suite 107-B, Scottsdale, AZ 85260.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,198,399 shares of common stock issued and outstanding as of November 2, 2021. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 90,000 shares of common stock and 3,623,000 shares of common stock reserved for issuance upon the exercise of vested stock options. Does not include 25,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(4) Includes 6,493 shares of common stock and 25,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 25,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(5) Includes 26,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 26,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(6) Includes 26,000 shares of common stock, 33,333 shares of common stock reserved for issuance upon the exercise of a Series T Warrant and 26,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 26,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(7) Includes 196,567 shares of common stock and 70,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 50,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(8) Includes 2,000,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan to Mr. Rhee. Does not include 500,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

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

Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. Immediate family members include spouses, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant)

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

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

Transactions with Related Persons

The following is a description of each transaction since the beginning of fiscal 2020, and each currently proposed transaction, in which:

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

For additional information, please refer to see “NOTE 7 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2021 and 2020.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

PKF O’Connor Davies, LLP (“PKF”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ending August 31, 2021. PKF has served as the company’s independent registered public accounting firm since May 28, 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountant.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or expected to be billed to us for services related to the fiscal years ended August 31, 2021 and 2020, by PKF and our former independent registered public accounting firm, Marcum:

	2021	2020
Audit Fees (1)	$71,740	$66,225
Audit Related Fees (2)	-	-
Tax Fees (3)	11,743	5,000
All Other Fees (4)	-	-
Total	$83,483	$71,225

(1) Consists of fees and expenses billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements, related accounting consultations, and services provided in connection with our registration statements, and other regulatory filings.

(2) Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and not reported under “Audit Fees,” such as due diligence related to mergers and acquisitions.

(3) Tax Fees consist of fees for professional services for domestic and international tax advisory services for tax planning, compliance, and advice.

(4) Consists of aggregate fees billed for services provided by the independent registered public accounting firm other than those disclosed above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1) Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors, are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2021 and 2020;

•	Statements of Operations for the years ended August 31, 2021 and 2020;

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended August 31, 2021 and 2020

•	Statements of Stockholders’ Equity for the years ended August 31, 2021 and 2020;

•	Statements of Cash Flows for the years ended August 31, 2021 and 2020; and

•	Notes to Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	$3,000,000 Convertible Promissory Note dated October 7, 2013 (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.2	Series I Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.3	Registration Rights Agreement dated October 7, 2013, entered into between New Energy Technologies, Inc. and Kalen Capital Corporation (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.4	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.5	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.6	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.7	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.8	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.9	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.11	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.12	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.13	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.14	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.15	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.16	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.17	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.19	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.21	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.22	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.23	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.25	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.26	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.27	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.28	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.29	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.30	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.31	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.32	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.33	Amended and Restated Articles (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.34	Amended and Restated Bylaws (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.35	Form of Stock Option Agreement dated August 31, 2020 (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.1	Form of Lock-Up Agreement dated November 15, 2016, between SolarWindow, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to the Form 8-K filed on November 18, 2016)

10.2	Form of Lock-Up Agreement dated January 5, 2016, between SolarWindow Technologies, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to Form 8-K filed on January 7, 2016)

10.3	Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC, (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.4	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.5	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.6§	Employment Agreement dated January 1, 2014, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 31, 2014)

10.7§	Employment Agreement dated December 27, 2017, between SolarWindow Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 3, 2018)

10.8	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

10.9	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.11	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.12	Lease dated May 1, 2019 between Rose Claudia of the Vestal Professional Building and Registrant for 300 Main Street, Suite 6, Vestal, New York (Incorporated by reference to Form 10-Q filed on July 9, 2019)

10.13	Executive Consulting Agreement dated June 29, 2020 having an effective date of July 1, 2020 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc., and Jatinder S. Bhogal (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.14	Stock Option Grant and Grant Agreement dated as of June 29, 2020 between SolarWindow Technologies, Inc., Jatinder S. Bhogal and Vector Asset Management, Inc. and having an effective date of July 1, 2020 (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.15	Executive Services Consulting Agreement dated August 31, 2020, between SolarWindow Technologies, Inc. and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.16	Non-statutory Stock Option Agreement dated as of August 31, 2020 between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.17	Stock Option Grant and Grant Agreement dated as of October 19, 2020 between SolarWindow Technologies, Inc., and Joseph Sierchio (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.18	Amendment dated March 1, 2021 to the Executive Services Consulting Agreement dated as of August 31, 2020, between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 10-Q filed on January 8, 2021).

23.1	Consent of PKF O’Connor Davies, LLP*

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

31.1	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SolarWindow Technologies, Inc.

By	/S/ Jatinder S. Bhogal
Jatinder S. Bhogal
Chief Executive Officer and Director
(principal executive officer)
Date:	November 4, 2021

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(principal financial officer and principal accounting officer)
Date:	November 4, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jatinder S. Bhogal	Chief Executive Officer, Chairman and Director	November 4, 2021
Jatinder S. Bhogal	(principal executive officer)

/s/ John Rhee	President and Director	November 4, 2021
John Rhee

/S/ Justin Frere, CPA	Interim Chief Financial Officer and Secretary	November 4, 2021
Justin Frere	(principal financial officer and principal accounting officer)

/s/ Bob Levine	Director	November 4, 2021
Bob Levine

/s/ Gary Parmar, CPA, CA	Director	November 4, 2021
Gary Parmar, CPA, CA

/s/ Joseph Sierchio	Director	November 4, 2021
Joseph Sierchio

SOLARWINDOW TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2020.

New York, New York

November 4, 2021

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$7,127,456	$14,151,523
Short-term investments	5,000,000	-
Deferred research and development costs	122,332	574,731
Prepaid expenses and other current assets	68,649	56,147
Total current assets	12,318,437	14,782,401

Operating lease right-of-use asset	-	42,212
Property and Equipment, net of accumulated depreciation of $110,271 and $93,323, respectively	1,387,342	1,349,495
Security deposit	21,598	2,200
Total assets	$13,727,377	$16,176,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$55,402	$53,428
Related party payables	114,750	113,186
Current maturities of operating lease	-	24,828
Total current liabilities	170,152	191,442

Non-current operating lease	-	17,737
Total long-term liabilities	-	17,737
Total liabilities	170,152	209,179

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 and 52,959,323 shares issued and outstanding at August 31, 2021 and 2020	53,198	52,959
Additional paid-in capital	81,551,840	76,039,209
Accumulated other comprehensive income (loss)	(14,872)	-
Retained deficit	(68,032,941)	(60,125,039)
Total stockholders' equity	13,557,225	15,967,129
Total liabilities and stockholders' equity	$13,727,377	$16,176,308

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2021	2020

Revenue	$-	$-

Operating expenses
Selling, general and administrative	6,279,263	5,323,579
Research and development	1,656,634	2,279,884
Total operating expenses	7,935,897	7,603,463
Loss from operations	(7,935,897)	(7,603,463)

Other income (expense)
Interest income	36,770	250,401
Loss on disposal of assets	(8,775)	-
Total other income (expense)	27,995	250,401
Net loss	$(7,907,902)	$(7,353,062)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	53,107,648	52,959,323

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended August 31,
	2021	2020

Net income (loss)	$(7,907,902)	$(7,353,062)
Other comprehensive income (loss):
Foreign currency translation adjustments, net (a)	(14,872)	-
Comprehensive income (loss)	$(7,922,774)	$(7,353,062)

(a)	Amounts include translation of subsidiary financial statements from South Korean Won to the U.S. dollar.

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2019	52,959,323	$52,959	$71,166,300	$-	$(52,771,977)	$18,447,282
Stock based compensation due to common stock purchase options	-	-	4,872,909	-	-	4,872,909
Net loss for the year ended August 31, 2020	-	-	-	-	(7,353,062)	(7,353,062)
Balance, August 31, 2020	52,959,323	52,959	76,039,209	-	(60,125,039)	15,967,129
Exercise of warrants	201,600	202	689,270	-	-	689,472
Exercise of stock options	37,476	37	35,363	-	-	35,400
Stock based compensation due to common stock purchase options	-	-	4,787,998	-	-	4,787,998
Foreign currency translation adjustments	-	-	-	(14,872)	-	(14,872)
Net loss for the year ended August 31, 2021	-	-	-	-	(7,907,902)	(7,907,902)
Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,907,902)	$(7,353,062)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	27,794	24,465
Stock based compensation expense	4,787,998	4,872,909
Loss on disposal of assets	8,775	-
Changes in operating assets and liabilities:
Deferred research and development costs	452,399	6,148
Prepaid expenses and other assets	(12,502)	(9,315)
Accounts payable and accrued expenses	1,938	(44,121)
Operating lease assets and liabilities	(353)	266
Related party payable	1,564	55,253
Security deposits	(18,951)	-
Net cash used in operating activities	(2,659,240)	(2,447,457)

Cash flows used in investing activity
Purchase of short-term investments	(5,000,000)	-
Capital expenditures	(76,338)	(5,031)
Proceeds from the sale of assets	2,161	-
Net cash used in investing activity	(5,074,177)	(5,031)

Cash flows from financing activities
Proceeds from the issuance of equity securities	724,872	-
Net cash from financing activities	724,872	-
Effect of exchange rate changes on cash and cash equivalents	(15,522)	-
Net increase (decrease) in cash and cash equivalents	(7,024,067)	(2,452,488)
Cash and cash equivalents at beginning of year	14,151,523	16,604,011
Cash and cash equivalents at end of year	$7,127,456	$14,151,523

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

NOTE 1 – Organization and Liquidity

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

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of August 31, 2021, the Company had $12,127,456 in cash and short-term investments, and an accumulated deficit of $68,032,941. The Company has historically funded its operations through the issuance of convertible notes, the sale of common stock and warrants and exercises of warrants (see Note 4).

During fiscal 2021, the Company received proceeds of $724,872 from the exercise of 201,600 Series S Warrants resulting I the issuance of 201,600 shares of common stock and $35,400 from the exercise of 10,000 stock options.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and short-term investments as of August 31, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Annual Report on Form 10-K.

The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company may determine to raise additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction. As noted above, management believes that the Company’s existing cash and short-term investments as of August 31, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Annual Report on Form 10-Q. However, if the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future product development and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and, as of September 2020, its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. All significant intercompany balances and transactions have been eliminated.

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

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $12,127,456 of cash and short-term deposits as of August 31, 2021, including $47,076 in domestic bank accounts $142,600 in our Korean subsidiary bank account and $11,937,780 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

	August 31,
	2021	2020
Cash	$7,127,456	$14,151,523
Short-term investment	5,000,000	-
	$12,127,456	$14,151,523

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of August 31, 2021, the short-term investment consists of a fixed-term deposit with a twelve-month maturity at the time of purchase on October 1, 2020.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

During the periods covered by this report, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist of a term-deposit, accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Property and Equipment

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

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Computer equipment and software	3-5 years
Equipment, furniture and fixtures	5 years

Patent and Trademark Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Research and Product Development

Research and product development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. Research and product development costs are expensed when incurred, except for advance payments for future research and development activities which are deferred and recognized as expense as the related services are performed.

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

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2021 and 2020:

	Years Ended August 31,
	2021	2020
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(7,907,902)	$(7,353,062)
Denominator:
Weighted average number of common shares outstanding	53,107,648	52,959,323
Basic and diluted EPS Computation	$(0.15)	$(0.14)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

Stock options	6,740,400	7,804,734
Warrants	19,281,917	19,483,517
Total shares not included in the computation of diluted loss per share	26,022,317	27,288,251

Recent accounting pronouncements not yet adopted

None.

Recently adopted accounting pronouncements

In December 2019, FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	August 31,		Increase/
	2021	2020	(decrease)
Computers, office equipment and software	$14,800	$23,709	$(8,909)
Furniture and fixtures	47,660	12,634	35,026
Equipment	113,820	113,820	-
Leasehold improvements	28,678	-	28,678
In-process equipment	1,292,655	1,292,655	-
Total property and equipment	1,497,613	1,442,818	54,795
Accumulated depreciation	(110,271)	(93,323)	(16,948)
Property and equipment, net	$1,387,342	$1,349,495	$37,847

During the years ended August 31, 2021 and 2020, the Company purchased $76,338 and $5,031, respectively, of furniture, fixtures, leasehold improvements and equipment. During the years ended August 31, 2021 and 2020, the Company recognized depreciation expense of $27,794 and $24,465, respectively.

As a result of the closure of the Vestal New York office, during our first fiscal quarter, the Company disposed of office equipment, computers and furniture with an historical cost totaling $21,543 and net book value of $10,936. The Company received $2,161 of proceeds from the sale of the assets resulting in a loss of $8,775.

During the year ended August 31, 2019, the Company made payments for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. That in-process equipment will provide a significant increase in our ability to develop and showcase prototype products and components at or near “commercial size.” Completion of the equipment continues to be contingent upon management’s determination of the equipment engineering and performance specifications required in order to optimize the equipment for manufacturing of the Company’s initial product. The remaining $510,345 will be paid upon completion of the equipment..

NOTE 4 – Common Stock and Warrants

Common Stock

At August 31, 2021, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2021 and 2020 is as follows:

	Shares of Common Stock Issuable from		Weighted
	Warrants Outstanding as of		Average
	August 31,		Exercise	Date of
Description	2021	2020	Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	620,000	821,600	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,281,917	19,483,517

During fiscal 2021, 201,600 Series S Warrants were exercised resulting in the issuance of 201,600 shares of common stock and the receipt of $689,472.

NOTE 5 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Years Ended August 31,
	2021	2020
Expected dividend yield	–	–
Expected stock price volatility	89.44%	82.94 – 86.23%
Risk-free interest rate	0.19%	1.40 – 1.69%
Expected term (in years)(simplified method)	4.00	1.87 – 5.75
Exercise price	$3.42	$2.32 - $8.00
Weighted-average grant date fair-value	$2.16	$1.15 - $1.84

A summary of the Company’s stock option activity for the years ended August 31, 2021 and 2020 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2019	2,777,334	4.31
Grants	5,158,000	4.06
Forfeitures and cancellations	(130,600)	3.54
Outstanding at August 31, 2020	7,804,734	4.16
Grants	50,000	3.42
Exercises	(56,667)	4.95
Forfeitures and cancellations	(1,057,667)	5.30
Outstanding at August 31, 2021 (years)	6,740,400	3.97	4.29	13,275,179
Exercisable at August 31, 2021 (years)	5,980,900	4.02	4.45	11,655,544

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2021. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $5.65 on August 30, 2021 and all but 1,500,000 outstanding options have an exercise price below $5.65 per share, as of August 31, 2021, there is $13,275,179 and $11,655,544 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Year Ended August 31, 2021

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

Year Ended August 31, 2020

Grants - On August 31, 2020, the Company’s Board granted 2,500,000 options to John Rhee, Director and President and CEO of our Korean subsidiary with an exercise price of $3.66 as to 1,000,000 options, $6.00 as to 800,000 options and $8.00 as to 700,000 options, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, three year term and vesting at the rate of 500,000 on the date of grant, 800,000 on the six month anniversary, 700,000 on the one-year anniversary and 500,000 on the eighteen month anniversary.

On July 1, 2020, the Company’s Board granted 2,500,000 options to Jatinder S. Bhogal with an exercise price of $2.60, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, six-year term and immediate vesting as to 1,250,000 options and July 1, 2021 as to 1,250,000 options.

On October 9, 2019, the Company granted 153,000 options to an employee with an exercise price of $2.32, vesting at the rate of 1/36th per month and ten-year term.

On September 16, 2019, the Board granted 5,000 options to a consultant with an exercise price of $3.54, vesting at the rate of 1/20th per quarter and six-year term.

Forfeitures and cancellations – During the year ended August 31, 2020, there were 130,600 vested options forfeited.

	Years Ended August 31,
Stock compensation expense:	2021	2020
Selling, general and administrative	$4,138,160	$3,788,539
Research and development	649,838	1,084,371
Total	$4,787,998	$4,872,910

As of August 31, 2021, the Company had $819,624 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 3.00 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)

2.32	153,000	8.11	2.32	93,500	8.11	2.32
2.60	2,500,000	4.84	2.60	2,500,000	4.84	2.60
3.28	7,500	5.21	3.28	7,500	5.21	3.28
3.42	50,000	5.14	3.42	12,500	5.14	3.42
3.46	35,000	4.35	3.46	35,000	4.35	3.46
3.54	1,337,400	6.87	3.54	1,174,900	7.29	3.54
3.66	1,000,000	2.00	3.66	500,000	2.00	3.66
4.87	157,500	6.23	4.87	157,500	6.23	4.87
6.00	800,000	2.00	6.00	800,000	2.00	6.00
8.00	700,000	2.00	8.00	700,000	2.00	8.00
Total	6,740,400	4.29	3.97	5,980,900	4.45	4.02

NOTE 6 – Lease

On February 26, 2021, SolarWindow Asia entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease provided for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700.

In September 2020, SolarWindow Asia entered a lease for office space in South Korea. The office lease provided for an initial term of one-year from September 23, 2020 through September 23, 2021, which has been renewed for an additional year, monthly rent of approximately $1,200 and a security deposit of approximately $13,000

The Company’s policy is to record all leases with a term of less than one year as an operating lease with rent expensed recorded on a straight-line basis and to not recognize lease assets or lease liabilities.

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

As of August 31, 2021, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

The components of lease expenses are as follows:

	Years Ended August 31,
	2021(a)	2020
Operating lease cost	$53,513	$26,664

(a)	Represents three months of rent expense at $2,222 per month, $26,400 lease termination fee, ($418) of unrecognized interest expense and $20,865 related to SolarWindow Asia.

Supplemental balance sheet information related to the Lease is as follows:

	August 31,
	2021	2020
Operating lease right-of-use asset	$-	$42,212

Current maturities of operating lease	$-	$24,828
Non-current operating lease	-	17,736
Total operating lease liabilities	$-	$42,564

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”), pursuant to a Consulting Agreement dated February 1, 2014, as amended on November 11, 2016 and December 1, 2018 (Amendment No. 2)(collectively, the “Prior VAMI Agreements”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”), which supersedes the Consulting Agreements and pursuant to which Mr. Bhogal serves as a director of the Company and as its Chairman and Chief Executive Officer. Pursuant to the Consulting Agreements in effect prior to December 1, 2018, VAMI received compensation of $5,000 per month. Beginning with Amendment No. 2, VAMI received compensation of $18,750 per month and pursuant to the ECA, VAMI receives $34,167 per month. VAMI also incurs expenses on behalf of the Company which are reimbursed according to the Company’s expense report policy. In connection with the Prior VAMI Agreements and ECA, the Company recognized cash compensation expense of $410,000 and $255,833 during the years ended August 31, 2021 and 2020, respectively. During the years ended August 31, 2021 and 2020, VAMI incurred expenses on behalf of the Company totaling $50,000 and $14,158, respectively. As of August 31, 2021, the Company recognized a related party payable to VAMI of $84,167.

From time-to–time, Talia Jevan Properties, Inc., a British Columbia corporation wholly-owned by our majority shareholder and former Chairman, Harmel S. Rayat would make interest-free operating advances to the Company. Advances received totaled $0 and $210,415 during the years ended August 31, 2021 and 2020, respectively. The Company repaid Talia Jevan Properties $53,251 and $165,000 during the years ended August 31, 2021 and 2020, respectively. As of August 31, 2021, there were no balances owing to Talia Jevan Properties, Inc.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP from October 1, 2020 through August 31, 2021, totaled $160,417. As of August 31, 2021, the Company recognized a related party payable to Sierchio Law, LLP of $14,583.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Income Taxes

Recent Tax Legislation

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the 2017 Act). The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits. The Company does not anticipate the application of the CARES Act provisions to materially impact the overall Consolidated Financial Statements.

Provision for Income Taxes

The components of loss before income taxes follows:

	Years Ended August 31,
	2021	2020
United States	$(7,317,016)	$(7,353,062)
Foreign	(590,886)	-
Loss before income taxes	$(7,907,902)	$(7,353,062)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$7,183,162	$6,598,870
Capitalized research and development	1,020,152	787,585
Depreciation	-	1,762
Stock based compensation	2,325,267	2,570,771
Gross deferred tax assets	10,528,507	9,958,988
Less: valuation allowance	(10,526,590)	(9,958,988)
Total deferred tax assets	$1,917	$-

Deferred tax liabilities
Depreciation	$(1,917)	$-
Gross deferred tax liabilities	(1,917)	-
Net deferred taxes	$-	$-

The net increase in the valuation allowance for deferred tax assets was $567,602 and $467,224 during the year ended August 31, 2021 and 2020, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has U.S. federal net operating loss carry forwards at August 31, 2021 available to offset future federal taxable income, if any, of $33,501,744 ,which will begin to expire in 2021. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company also has foreign net operating losses of $590,886 as of August 31, 2021, which will begin to expire in 2035.

The effects of state income taxes were insignificant for the years ended August 31, 2021 and 2020.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2021 and 2020:

	2021	2020
Income tax benefit at statutory rate	$1,660,659	$1,544,143
Foreign rate differential	23,635	-
Permanent differences	115,928	240,231
Research and development credit	-	(599,646)
Other	(16,531)	-
Change in valuation allowance	(1,783,691)	(1,184,728)
Total	$-	$-

The fiscal years 2019 through 2021 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2021 and 2020 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 9 – Commitments and Contingencies

In September 2020, and February 2021, SolarWindow Asia entered into leases for office space and an apartment in South Korea. See “Note 6 - Leases” for additional information.

During 2019, the Company made payments totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. The remaining $510,345 will be paid upon completion of the equipment which date is currently unknown.

COVID-19 Pandemic and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

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

On March 27, 2020, then President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2021 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this annual report.