Form 10-Q
period 2022-02-28
SolarWindow Technologies, Inc.
filed 2022-04-08
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None

As of April 8, 2022, the most recent practicable date, the number of Common Shares outstanding was 53,198,399.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2022

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,371,030	$7,127,456
Short-term investments	-	5,000,000
Deferred research and development costs	138,846	122,332
Prepaid expenses and other current assets	209,809	68,649
Total current assets	9,719,685	12,318,437

Property and Equipment, net of accumulated depreciation of $125,680 and $110,271, respectively	1,948,599	1,387,342
Security deposit	20,771	21,598
Total assets	$11,689,055	$13,727,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$134,935	$55,402
Related party payables	30,057	114,750
Total current liabilities	164,992	170,152
Total liabilities	164,992	170,152

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at February 28, 2022 and August 31, 2021	53,198	53,198
Additional paid-in capital	82,241,492	81,551,840
Accumulated other comprehensive income (loss)	(33,728)	(14,872)
Retained deficit	(70,736,899)	(68,032,941)
Total stockholders' equity	11,524,063	13,557,225
Total liabilities and stockholders' equity	$11,689,055	$13,727,377

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	1,135,936	1,786,024	2,123,867	3,785,809
Research and development	243,134	366,525	605,855	914,389
Total operating expenses	1,379,070	2,152,549	2,729,722	4,700,198
Loss from operations	(1,379,070)	(2,152,549)	(2,729,722)	(4,700,198)

Other income (expense)
Interest income	1,236	3,279	12,204	22,668
Loss on disposal of assets	-	-	-	(8,775)
Other income	-	-	13,560	-
Total other income (expense)	1,236	3,279	25,764	13,893
Net loss	(1,377,834)	(2,149,270)	(2,703,958)	(4,686,305)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	(13,696)	(10,044)	(18,856)	(6,767)
Comprehensive income (loss)	$(1,391,530)	$(2,159,314)	$(2,722,814)	$(4,693,072)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,072,574	53,198,399	53,015,949

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity

Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225
Stock based compensation due to common stock purchase options	-	-	278,863	-	-	278,863
Foreign currency translation adjustments	-	-	-	(5,160)	-	(5,160)
Net loss for the three months ended November 30, 2021	-	-	-	-	(1,326,124)	(1,326,124)
Balance, November 30, 2021	53,198,399	53,198	81,830,703	(20,032)	(69,359,065)	12,504,804
Stock based compensation due to common stock purchase options	-	-	410,789	-	-	410,789
Foreign currency translation adjustments	-	-	-	(13,696)	-	(13,696)
Net loss for the three months ended February 28, 2022	-	-	-	-	(1,377,834)	(1,377,834)
Balance, February 28, 2022	53,198,399	$53,198	$82,241,492	$(33,728)	$(70,736,899)	$11,524,063

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021

Balance, August 31, 2020	52,959,323	$52,959	$76,039,209	$-	$(60,125,039)	$15,967,129
Stock based compensation due to common stock purchase options	-	-	1,838,532	-	-	1,838,532
Foreign currency translation adjustments	-	-	-	3,277	-	3,277
Net loss for the three months ended November 30, 2020	-	-	-	-	(2,537,035)	(2,537,035)
Balance, November 30, 2020	52,959,323	52,959	77,877,741	3,277	(62,662,074)	15,271,903
Exercise of warrants	200,000	200	683,800	-	-	684,000
Exercise of stock options	37,476	38	35,362	-	-	35,400
Stock based compensation due to common stock purchase options	-	-	1,463,904	-	-	1,463,904
Foreign currency translation adjustments	-	-	-	10,044	-	10,044
Net loss for the three months ended February 28, 2021	-	-	-	-	(2,149,270)	(2,149,270)
Balance, February 28, 2021	53,196,799	$53,197	$80,060,807	$13,321	$(64,811,344)	$15,315,981

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
	2022	2021
Cash flows from operating activities
Net loss	$(2,703,958)	$(4,686,305)
Depreciation	15,809	12,455
Stock based compensation expense	689,652	3,302,436
Loss on disposal of assets	-	8,775
Changes in operating assets and liabilities:
Deferred research and development costs	(16,514)	227,894
Prepaid expenses and other assets	(141,585)	(113,432)
Accounts payable and accrued expenses	80,026	(8,193)
Operating lease assets and liabilities	-	(353)
Related party payable	(84,693)	(48,686)
Security deposits	-	(11,542)
Net cash used in operating activities	(2,161,263)	(1,316,951)

Cash flows used in investing activity
Purchase of short-term investments	-	(5,000,000)
Redemption of short-term investments	5,000,000	-
Capital expenditures	(584,235)	(71,647)
Proceeds from the sale of assets	-	2,161
Net cash provided by (used in) investing activities	4,415,765	(5,069,486)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	719,400
Net cash from financing activities	-	719,400
Effect of exchange rate changes on cash and cash equivalents	(10,928)	(7,222)
Net increase (decrease) in cash and cash equivalents	2,243,574	(5,674,259)
Cash and cash equivalents at beginning of period	7,127,456	14,151,523
Cash and cash equivalents at end of period	$9,371,030	$8,477,264

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

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of February 28, 2022, the Company had $9,371,030 of cash and cash equivalents on hand and working capital of $9,607,036. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of February 28, 2022, and for the three and six months ended February 28, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on November 4, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of February 28, 2022, results of operations, stockholders’ equity and cash flows for the three and six months ended February 28, 2022 and 2021. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s second quarter in fiscal 2022 and 2021 ended on February 28, 2022 and 2021, respectively.

Cash and Highly Liquid Investments

As of February 28, 2022, the Company’s cash, includes $718,163 in domestic bank accounts $118,965 in our Korean subsidiary bank account and $8,533,902 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

	February 28,	August 31,
	2022	2021
Cash	$9,371,030	$7,127,456
Short-term investments	-	5,000,000
Cash and cash equivalents	$9,371,030	$12,127,456

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

Following is the computation of basic and diluted net loss per share for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,377,834)	$(2,149,270)	$(2,703,958)	$(4,686,305)
Denominator:
Weighted average number of common shares outstanding	53,198,399	53,072,574	53,198,399	53,015,949
Basic and diluted EPS Computation	$(0.03)	$(0.04)	$(0.05)	$(0.09)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:
Stock options	6,781,800	6,740,400	6,781,800	6,740,400
Warrants	19,281,917	19,283,517	19,281,917	19,283,517
Total shares not included in the computation of diluted loss per share	26,063,717	26,023,917	26,063,717	26,023,917

NOTE 4 – Property and Equipment

Property and equipment consists of the following:

	February 28,	August 31,
	2022	2021
Computers, office equipment and software	$17,387	$14,800
Furniture and fixtures	47,064	47,660
Equipment	113,820	113,820
Leasehold improvements	27,580	28,678
In-process equipment	1,868,428	1,292,655
Total property and equipment	2,074,279	1,497,613
Accumulated depreciation	(125,680)	(110,271)
Property and equipment, net	$1,948,599	$1,387,342

During the six months ended February 28, 2022 and 2021, the company purchased $584,235 and $71,647 of property and equipment, respectively. During the three months ended February 28, 2022 and 2021, the Company recognized straight-line depreciation expense of $7,167 and $6,673, respectively. During the six months ended February 28, 2022 and 2021, the Company recognized straight-line depreciation expense of $15,809 and $12,455, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. Due to the termination of the Triview Process Integration and Production Agreement on September 27, 2019, subsequent COVID-19 pandemic and move into the Asian markets, the Company placed on hold finalizing the equipment. The Company is currently evaluating its options, including completing the equipment which continues to be contingent upon management’s determination of the equipment engineering and performance specifications required in order to optimize the equipment for manufacturing of the Company’s initial product and other factors. Completion of the equipment will require additional payments totaling approximately $510,000.

During the quarter ended February 28, 2022, the Company’s Korean subsidiary committed to purchase in-process equipment consisting of a roll-2-roll coating system for use in Korea, with a total cost of approximately $1,930,000 of which the Company paid approximately $581,000 as a deposit with the balance due upon completion of the equipment sometime in August 2022.

NOTE 5 – Common Stock and Warrants

Common Stock

At February 28, 2022, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2022 and August 31, 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	February 28, 2022	August 31, 2021	Weighted Average Exercise Price	Date of	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	620,000	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,281,917	19,281,917

NOTE 6 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended February 28,
	2022	2021
Expected dividend yield	–	–
Expected stock price volatility	103.31%	89.44%
Risk-free interest rate	1.16%	0.19%
Expected term (in years)(simplified method)	5.75	4.00
Exercise price	$6.21	$3.42
Weighted-average grant date fair-value	$4.92	$2.16

A summary of the Company’s stock option activity for the six months ended February 28, 2022 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2021	6,740,400	3.97
Grants	140,000	6.21
Forfeitures and cancellations	(98,600)	4.43
Outstanding at February 28, 2022	6,781,800	4.01	3.89	918,330
Exercisable at February 28, 2022	6,513,200	3.99	3.78	897,590

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2022. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.93 on February 28, 2022 and 2,653,000 outstanding options have an exercise price below $2.93 per share, as of February 28, 2022, there is $918,330 and $897,590 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Three and Six Months Ended February 28, 2022

Grants - On October 27, 2021, the Company’s Board granted 140,000 options to its officers and directors, with an exercise price of $6.21, exercisable on a cashless basis any time prior to the Company’s listing of any of its securities for trading on a national stock exchange, ten-year term and vesting as to 50% of the options on the six-month anniversary of the date of grant and as to the remaining 50% of the options on the twelve-month anniversary from the date of grant.

Forfeitures and cancellations - As a result of his resignation from the Board on November 10, 2021, Mr. Gary Parmar forfeited 58,600 unvested stock options, including 30,000 options granted on October 27, 2021.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
Stock compensation expense:	2022	2021	2022	2021
Selling, general and administrative	$389,557	$1,321,654	$647,187	$2,855,479
Research and development	21,232	142,250	42,465	446,957
Total	$410,789	$1,463,904	$689,652	$3,302,436

As of February 28, 2022, the Company had $603,963 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.50 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	7.62	2.32	119,000	7.62	2.32
2.60	2,500,000	4.34	2.60	2,500,000	4.34	2.60
3.42	50,000	4.64	3.42	12,500	4.64	3.42
3.46	35,000	3.85	3.46	35,000	3.85	3.46
3.54	1,283,800	6.51	3.54	1,196,700	6.73	3.54
3.66	1,000,000	1.50	3.66	1,000,000	1.50	3.66
4.87	150,000	5.73	4.87	150,000	5.73	4.87
6.00	800,000	1.50	6.00	800,000	1.50	6.00
6.21	110,000	9.67	6.21	-	9.67	6.21
8.00	700,000	1.50	8.00	700,000	1.50	8.00
Total	6,781,800	3.89	4.01	6,513,200	3.78	3.99

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. In connection with the ECA and the Separation and Release of Claims Agreement dated January 18, 2022 by and among the Company, VAMI and Mr. Bhogal, the Company recognized cash compensation expense of $258,005 (includes bonus of $204,000) and $102,500 during the three months ended February 28, 2022 and 2021, respectively, and $524,505 (includes bonus of $368,000) and $205,000 during the six months ended February 28, 2022 and 2021, respectively. As of February 28, 2022, all amounts owed to VAMI were paid.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while serving as a Director totaled $43,750 and $43,750 for the three months ended February 28, 2022 and 2021, respectively and $87,500 and $72,917 during the six months ended February 28, 2022 and 2021, respectively. As of February 28, 2022, the Company recognized a related party payable to Sierchio Law, LLP of $14,583.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Commitments and Contingencies

In September 2020, and February 2021, SolarWindow Asia entered into leases for office space and an apartment in South Korea. See “Note 9 - Leases” for additional information.

The Company has made commitments to purchase certain equipment. For additional information, see “Note 4 – Equipment” above.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on the Company’s results of operations and financial position as of February 28, 2022. The full extent of the future impact of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement business opportunities or continue to effectuate its business plan.

NOTE 9 – Leases

On February 26, 2021, SolarWindow Asia entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease provided for a term of one year beginning March 7, 2021, and was renewed on March 7, 2022 for an additional year. Monthly rent is approximately $950. The Company paid a security deposit of approximately $8,700.

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

As of February 28, 2022, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 28, 2022 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into ten such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021 and extends the date of completion to December 31, 2024. As of February 28, 2022, the Company had a capitalized asset balance of $138,846 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our quarterly periods end on November 30, February 28, May 31, and August 31. Our operating results for the fiscal quarter ended February 28, 2022 may not be indicative of the results that may be expected for the fiscal year ending August 31, 2022 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2022 compared to 2021
	Three Months Ended February 28,		Increase /	Percentage
	2022	2021	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$746,379	$464,370	$282,009	61%
Research and development	221,902	224,275	(2,373)	-1%
Stock compensation	410,789	1,463,904	(1,053,115)	-72%
Total Operating expense	$1,379,070	$2,152,549	$(773,479)	-36%

			2022 compared to 2021
	Six Months Ended February 28,		Increase /	Percentage
	2022	2021	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$1,476,680	$930,330	$546,348	59%
Research and development	563,390	467,432	95,958	21%
Stock compensation	689,652	3,302,436	(2,612,782)	-79%
Total Operating expense	$2,729,722	$4,700,198	$(1,970,476)	-42%

Comparison of the three and six months ended February 28, 2022 to the three and six months ended February 28, 2021

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended February 28, 2022 compared to the three months ended February 28, 2021, SG&A costs increased due primarily to a $243,489 increase in personnel costs and $75,529 increase in professional fees offset by a decrease of $37,008 in other administrative costs. During the six months ended February 28, 2022 compared to the six months ended February 28, 2021, SG&A costs increased due primarily to a $430,670 increase in personnel costs and $178,082 increase in professional fees offset by a decrease of $62,404 in other administrative costs.

Research and Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 28, 2022 compared to the three months ended February 28, 2021, R&D costs increased as a result of a $29,112 decrease in CRADA costs, $4,839 decrease in other R&D related costs offset by an increase of $31,578 in personnel costs. During the six months ended February 28, 2022 compared to the six months ended February 28, 2021, R&D costs increased as a result of a $19,409 decrease in CRADA costs offset by a $115,368 increase in personnel costs.

Stock Based Compensation

The Company grants stock options to its Directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased primarily due to current year expense excluding compensation related to the prior year which included expense related to 2,500,000 stock purchase options granted in the fourth quarter of fiscal year ended August 31, 2020 to each of Mr. Jatinder S. Bhogal, former CEO and Chairman and Mr. John Rhee, President, CEO and Chairman.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal source of liquidity is cash. As of February 28, 2022, the Company had cash of $9,371,030. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended February 28,		2022 compared
	2022	2021	to 2021
Net cash used in operating activities	$(2,161,263)	$(1,316,951)	$(844,312)
Net cash used in investing activities	4,415,765	(5,069,486)	9,485,251
Net cash provided by financing activities	-	719,400	(719,400)
Effect of exchange rate changes on cash	(10,928)	(7,222)	(3,706)
Net increase (decrease) in cash and cash equivalents	$2,243,574	$(5,674,259)	$7,917,833

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, realized gains or losses on disposal of property and equipment, and the effect of changes in working capital. The increase in cash used in operating activities over the prior period is mainly due to an increase in R&D Costs, personnel costs and professional fees offset by a decrease in other administrative costs.

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, equipment, leasehold improvements to our Korean offices and computers. Net investment activities for capital expenditures were $584,235 during the six months ended February 28, 2022, compared to $71,647 during the three months ended February 28, 2021. During 2021, we purchased a twelve-month term deposit in the amount of $5,000,000 which matured on October 1, 2021.

Financing Activities - Cash flows from financing activities totaled $719,400 in 2021 as a result of the exercise of 200,000 Series S Warrants with a strike price of $3.42 per share and the exercise of 10,000 stock options at a strike price of $3.54 per share.

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

On February 26, 2021, SolarWindow Asia Co., Ltd. entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease expired on March 7, 2022, and was renewed on March 7, 2022 for an additional year. Monthly rent is approximately $950. The Company paid a security deposit of approximately $8,700.

The Company has made deposits towards “in-process” equipment which require additional payments to complete. For additional information, see “Note 4 – Equipment” located in the footnotes to our financial statements.

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

Corporate Information

SolarWindow Technologies, Inc., a Nevada corporation, was incorporated in 1998. The Company’s executive offices are located at 9375 E Shea Blvd., Suite 107-B, Scottsdale AZ 85260. The Company’s telephone number is (800) 213-0689. Our Internet address is www.solarwindow.com. We make available through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information accessible through our website is not a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2022, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Separation and Release of Claims Agreement dated January 18, 2022 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc. and Jatinder S. Bhogal incorporated by reference to the Company’s Form 8-K filed on January 24, 2022.

10.2*	Form of Equipment Purchase Agreement dated February 10, 2022 between SolarWindow Asia Co., Ltd and WI-A Corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________

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

SolarWindow Technologies, Inc.

By:	/S/ John Rhee
John Rhee
Chief Executive Officer
(Principal Financial Officer)
Date:	April 8, 2022

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	April 8, 2022

