Form 10-Q
period 2022-05-31
SolarWindow Technologies, Inc.
filed 2022-07-20
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

As of July 11, 2022, the most recent practicable date, the number of Common Shares outstanding was 53,198,399.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$8,632,495	$7,127,456
Short-term investments	-	5,000,000
Deferred research and development costs	130,970	122,332
Prepaid expenses and other current assets	115,975	68,649
Total current assets	8,879,440	12,318,437

Property and Equipment, net of accumulated depreciation of $114,030 and $110,271, respectively	1,327,195	1,387,342
Security deposit	-	21,598
Total assets	$10,206,635	$13,727,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$43,391	$55,402
Related party payables	29,583	114,750
Total current liabilities	72,974	170,152
Total liabilities	72,974	170,152

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at May 31, 2022 and August 31, 2021	53,198	53,198
Additional paid-in capital	82,453,847	81,551,840
Accumulated other comprehensive income (loss)	-	(14,872)
Retained deficit	(72,373,384)	(68,032,941)
Total stockholders' equity	10,133,661	13,557,225
Total liabilities and stockholders' equity	$10,206,635	$13,727,377

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	776,707	1,394,977	2,900,575	5,180,785
Research and development	191,439	423,859	797,295	1,338,248
Total operating expenses	968,146	1,818,836	3,697,870	6,519,033
Loss from operations	(968,146)	(1,818,836)	(3,697,870)	(6,519,033)

Other income (expense)
Interest income	5,861	12,435	18,066	35,102
Loss on disposal of assets	-	-	-	(8,775)
Impairment of assets	(674,200)	-	(674,200)	-
Other income	-	-	13,560	-
Total other income (expense)	(668,339)	12,435	(642,574)	26,327
Net loss	(1,636,485)	(1,806,401)	(4,340,444)	(6,492,706)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	33,728	8,014	14,872	1,247
Comprehensive income (loss)	$(1,602,757)	$(1,798,387)	$(4,325,572)	$(6,491,459)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.03)	$(0.08)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,196,799	53,198,399	53,076,883

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
FOR THE NINE MONTHS ENDED MAY 31, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225
Stock based compensation due to common stock purchase options	-	-	278,863	-	-	278,863
Foreign currency translation adjustments	-	-	-	(5,160)	-	(5,160)
Net loss for the three months ended November 30, 2021	-	-	-	-	(1,326,124)	(1,326,124)
Balance, November 30, 2021	53,198,399	53,198	81,830,703	(20,032)	(69,359,065)	12,504,804
Stock based compensation due to common stock purchase options	-	-	410,789	-	-	410,789
Foreign currency translation adjustments	-	-	-	(13,696)	-	(13,696)
Net loss for the three months ended February 28, 2022	-	-	-	-	(1,377,834)	(1,377,834)
Balance, February 28, 2022	53,198,399	53,198	82,241,492	(33,728)	(70,736,899)	11,524,063
Stock based compensation due to common stock purchase options			212,355			212,355
Foreign currency translation adjustments				33,728		33,728
Net loss for the three months ended May 31, 2022		-			(1,636,485)	(1,636,485)
Balance, May 31, 2022	53,198,399	$53,198	$82,453,847	$-	$(72,373,384)	$10,133,661

FOR THE NINE MONTHS ENDED MAY 31, 2021

Balance, August 31, 2020	52,959,323	$52,959	$76,039,209	$-	$(60,125,039)	$15,967,129
Stock based compensation due to common stock purchase options	-	-	1,838,532	-	-	1,838,532
Foreign currency translation adjustments	-	-	-	3,277	-	3,277
Net loss for the three months ended November 30, 2020	-	-	-	-	(2,537,035)	(2,537,035)
Balance, November 30, 2020	52,959,323	52,959	77,877,741	3,277	(62,662,074)	15,271,903
Exercise of warrants	200,000	200	683,800	-	-	684,000
Exercise of stock options	37,476	38	35,362	-	-	35,400
Stock based compensation due to common stock purchase options	-	-	1,463,904	-	-	1,463,904
Foreign currency translation adjustments	-	-	-	(10,044)	-	(10,044)
Net loss for the three months ended February 28, 2021	-	-	-	-	(2,149,270)	(2,149,270)
Balance, February 28, 2021	53,196,799	53,197	80,060,807	(6,767)	(64,811,344)	15,295,893
Stock based compensation due to common stock purchase options			903,198			903,198
Foreign currency translation adjustments				8,014		8,014
Net loss for the three months ended May 31, 2021		-			(1,806,401)	(1,806,401)
Balance, May 31, 2021	53,196,799	$53,197	$80,964,005	$1,247	$(66,617,745)	$14,400,704

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
	2022	2021
Cash flows from operating activities
Net loss	$(4,340,444)	$(6,492,706)
Depreciation	18,865	21,637
Stock based compensation expense	902,007	4,205,634
Loss on disposal of assets	-	8,775
Impairment of assets	674,200	-
Changes in operating assets and liabilities:
Deferred research and development costs	(8,638)	386,975
Prepaid expenses and other current assets	(48,699)	(92,363)
Security deposits	20,142	(19,906)
Accounts payable and accrued expenses	(11,102)	85,338
Operating lease assets and liabilities	-	(353)
Related party payable	(85,167)	(47,636)
Net cash used in operating activities	(2,878,836)	(1,944,605)

Cash flows used in investing activity
Purchase of short-term investments	-	(5,000,000)
Redemption of short-term investments	5,000,000	-
Capital expenditures	(601,598)	(52,920)
Proceeds from the sale of assets	-	2,161
Net cash provided by (used in) investing activities	4,398,402	(5,050,759)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	719,400
Net cash from financing activities	-	719,400
Effect of exchange rate changes on cash and cash equivalents	(14,527)	887
Net increase (decrease) in cash and cash equivalents	1,505,039	(6,275,077)
Cash and cash equivalents at beginning of period	7,127,456	14,151,523
Cash and cash equivalents at end of period	$8,632,495	$7,876,446

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Organization

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998 (“SWT,” and together with its controlled subsidiary companies, collectively, the “Company”). SolarWindow® technology harvests light energy from the sun and from artificial light sources using a transparent and ultra-lightweight coating of organic photovoltaic (“OPV”) solar cells applied to glass and plastics, thereby generating electricity. The Company’s ticker symbol is WNDW.

On August 24, 2020, the SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets.

During the three months ended May 31, 2022, the Company recognized an impairment of all assets related to the Korean Subsidiary totaling $674,200. The impairment was recognized due to the Company’s inability to obtain from the management of the Korean Subsidiary the complete financial statements and related documentation for the three months ended May 31, 2022 thereby placing into doubt the recoverability of assets located in South Korea. Any amounts that become recoverable will be recognized accordingly. For additional information see Note 4 below. SWT has retained counsel in South Korea to provide legal services on behalf of SWT with respect to the recovery of these assets.

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of May 31, 2022, the Company had $8,632,495 of cash and cash equivalents on hand and working capital of $8,806,466. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of May 31, 2022, and for the three and nine months ended May 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on November 4, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of May 31, 2022, results of operations, stockholders’ equity and cash flows for the three and nine months ended May 31, 2022 and 2021. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s third quarter in fiscal 2022 and 2021 ended on May 31, 2022 and 2021, respectively.

Cash and Highly Liquid Investments

As of May 31, 2022, the Company’s cash, includes $1,192,917 in domestic bank accounts and $7,439,578 held in Canadian bank accounts.

	May 31,	August 31,
	2022	2021
Cash	$8,632,495	$7,127,456
Short-term investments	-	5,000,000
Cash and cash equivalents	$8,632,495	$12,127,456

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of August 31, 2021, the short-term investments consist of a fixed-term deposit with a twelve-month maturity at the time of purchase which matured on October 1, 2021.

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

Recent accounting pronouncements not yet adopted

None.

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and applied either prospectively or retrospectively. The Company adopted ASU 2019-12 beginning September 1, 2021 with no impact on its Financial Statements.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,636,485)	$(1,806,401)	$(4,340,444)	$(6,492,706)
Denominator:

Weighted average number of common shares outstanding	53,198,399	53,196,799	53,198,399	53,076,883
Basic and diluted EPS Computation	$(0.03)	$(0.03)	$(0.08)	$(0.12)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:
Stock options	6,781,800	6,740,400	6,781,800	6,740,400
Warrants	19,281,917	19,283,517	19,281,917	19,283,517
Total shares not included in the computation of diluted loss per share	26,063,717	26,023,917	26,063,717	26,023,917

NOTE 4 – Property and Equipment

Property and equipment consists of the following:

	May 31,	August 31,
	2022	2021
Computers, office equipment and software	$17,387	$14,800
Furniture and fixtures	-	47,660
Equipment	131,183	113,820
Leasehold improvements	-	28,678
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,441,225	1,497,613
Accumulated depreciation	(114,030)	(110,271)
Property and equipment, net	$1,327,195	$1,387,342

During the nine months ended May 31, 2022 and 2021, the Company purchased $601,598 and $71,647 of property and equipment, respectively. During the three months ended May 31, 2022 and 2021, the Company recognized straight-line depreciation expense of $3,057 and $9,183, respectively. During the nine months ended May 31, 2022 and 2021, the Company recognized straight-line depreciation expense of $18,865 and $21,637, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. Due to the termination of the Triview Process Integration and Production Agreement on September 27, 2019, subsequent COVID-19 pandemic and move into the Asian markets, the Company placed on hold finalizing the equipment. The Company is currently evaluating configuration options in order to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment will require additional payments up to approximately $510,000.

During the quarter ended February 28, 2022, the Company’s Korean subsidiary agreed to purchase equipment consisting of a roll-2-roll coating system for use in Korea. In February 2022, the Company paid approximately $581,000 as a deposit. During the quarter ended May 31, 2022, the Company impaired the value of all property and equipment recorded on the books of the Korean Subsidiary, including $58,122 of furniture and fixtures and leasehold improvements net of accumulated depreciation, and $558,344 related to the roll-2-roll equipment deposit.

NOTE 5 – Common Stock and Warrants

Common Stock

At May 31, 2022, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series O Warrants and Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2022 and August 31, 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	May 31,	August 31,	Exercise	Date of
Description	2022	2021	Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	620,000	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,281,917	19,281,917

NOTE 6 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended May 31,
	2022	2021
Expected dividend yield	–	–
Expected stock price volatility	103.31%	89.44%
Risk-free interest rate	1.16%	0.19%
Expected term (in years)(simplified method)	5.75	4.00
Exercise price	$6.21	$3.42
Weighted-average grant date fair-value	$4.92	$2.16

A summary of the Company’s stock option activity for the nine months ended May 31, 2022 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2021	6,740,400	3.97
Grants	140,000	6.21
Forfeitures and cancellations	(98,600)	4.43
Outstanding at May 31, 2022	6,781,800	4.01	3.64	122,430
Exercisable at May 31, 2022	6,590,600	4.00	3.58	115,843

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2022. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.63 on May 31, 2022 and 2,653,000 outstanding options have an exercise price below $2.63 per share, as of May 31, 2022, there is $122,430 and $115,843 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Three and nine Months Ended May 31, 2022

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
Stock compensation expense:	2022	2021	2022	2021
Selling, general and administrative	$191,122	$761,654	$838,309	$3,617,132
Research and development	21,233	141,544	63,698	588,502
Total	$212,355	$903,198	$902,007	$4,205,634

As of May 31, 2022, the Company had $391,608 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.525 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	7.36	2.32	131,750	7.36	2.32
2.60	2,500,000	4.09	2.60	2,500,000	4.09	2.60
3.42	50,000	4.39	3.42	12,500	4.39	3.42
3.46	35,000	3.60	3.46	35,000	3.60	3.46
3.54	1,283,800	6.25	3.54	1,206,350	6.45	3.54
3.66	1,000,000	1.25	3.66	1,000,000	1.25	3.66
4.87	150,000	5.48	4.87	150,000	5.48	4.87
6.00	800,000	1.25	6.00	800,000	1.25	6.00
6.21	110,000	9.41	6.21	55,000	9.41	6.21
8.00	700,000	1.25	8.00	700,000	1.25	8.00
Total	6,781,800	3.64	4.01	6,590,600	3.58	4.00

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. In connection with the ECA and the Separation and Release of Claims Agreement dated January 18, 2022 by and among the Company, VAMI and Mr. Bhogal, the Company recognized cash compensation expense of $0 and $102,500 during the three months ended May 31, 2022 and 2021, respectively, and $524,505 (includes bonus of $368,000) and $307,500 during the nine months ended May 31, 2022 and 2021, respectively. As of May 31, 2022, all amounts owed to VAMI are paid.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while serving as a director totaled $43,750 and $43,750 for the three months ended May 31, 2022 and 2021, respectively and $131,250 and $116,667 during the nine months ended May 31, 2022 and 2021, respectively. As of May 31, 2022, the Company recognized a related party payable related to legal services of $14,583.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Commitments and Contingencies

In September 2020, and February 2021, the Korean Subsidiary entered into leases for office space and an apartment in South Korea. See “Note 9 - Leases” for additional information.

On June 9, 2022, the Company was served the Notice of Civil Claim dated May 16, 2022, and related Notice of Application and Order Made After Application. See Part II, Item 1. Legal Proceedings to this quarterly report for additional information.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on the Company’s results of operations and financial position as of May 31, 2022. The full extent of the future impact of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement business opportunities or continue to effectuate its business plan.

NOTE 9 – Leases

On February 26, 2021, the Korean Subsidiary entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease provided for a term of one year beginning March 7, 2021, and was renewed on March 7, 2022 for an additional year. Monthly rent is approximately $950. The Company paid a security deposit of approximately $8,700.

In September 2020, the Korean Subsidiary entered a lease for office space in South Korea. The office lease provided for an initial term of one-year from September 23, 2020 through September 23, 2021, which was renewed for an additional year, monthly rent of approximately $1,200 and a security deposit of approximately $13,000.

The Company’s policy is to record all leases with a term of less than one year as an operating lease with rent expensed recorded on a straight-line basis and to not recognize lease assets or lease liabilities.

As of May 31, 2022, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended May 31, 2022 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.” In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

On June 9, 2022, the Company was served the Notice of Civil Claim dated May 16, 2022, and related Notice of Application and Order Made After Application. See Part II, Item 1. Legal Proceedings to this quarterly report for additional information.

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

During the three months ended May 31, 2022, the Company recognized an impairment of all assets related to the Korean Subsidiary totaling $674,200. The impairment was recognized due to the Company’s inability to obtain from the management of the Korean Subsidiary the complete financial statements and related documentation for the three months ended May 31, 2022 thereby placing into doubt the recoverability of assets located in South Korea. Any amounts that become recoverable will be recognized accordingly. SWT has retained counsel in South Korea to provide legal services on behalf of SWT with respect to the recovery of these assets.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into ten such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021 and extends the date of completion to December 31, 2024. As of May 31, 2022, the Company had a capitalized asset balance of $130,970 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our quarterly periods end on November 30, February 28, May 31, and August 31. Our operating results for the fiscal quarter ended May 31, 2022 may not be indicative of the results that may be expected for the fiscal year ending August 31, 2022 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2022 compared to 2021
	Three Months Ended May 31,		Increase /	Percentage
	2022	2021	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$585,585	$633,323	$(47,738)	-8%
Research and development	170,206	282,315	(112,109)	-40%
Stock compensation	212,355	903,198	(690,843)	-76%
Total Operating expense	$968,146	$1,818,836	$(850,690)	-47%

			2022 compared to 2021
	Nine Months Ended May 31,		Increase /	Percentage
	2022	2021	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$2,062,266	$1,563,653	$498,613	32%
Research and development	733,597	749,746	(16,149)	-2%
Stock compensation	902,007	4,205,634	(3,303,627)	-79%
Total Operating expense	$3,697,870	$6,519,033	$(2,821,163)	-43%

Comparison of the three and nine months ended May 31, 2022 to the three and nine months ended May 31, 2021

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended May 31, 2022 compared to the three months ended May 31, 2021, SG&A costs decreased due primarily to a $57,206 decrease in professional fees and $3,740 decrease in personnel costs offset by an increase of $13,208 in other administrative costs. During the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021, SG&A costs increased due primarily to a $426,931 increase in personnel costs and $120,877 increase in professional fees offset by a decrease of $49,194 in other administrative costs.

Research and Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow™ technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2022 compared to the three months ended May 31, 2021, R&D costs decreased as a result of a $61,205 decrease in CRADA costs, $38,284 decrease in personnel costs and $12,619 decrease in other R&D related costs. During the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021, R&D costs decreased as a result of an $80,614 decrease in CRADA costs and $12,514 decrease in other R&D related costs offset by a $76,979 increase in personnel costs.

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased primarily due to current year expense excluding compensation related to the prior year which included expense related to 2,500,000 stock purchase options granted in the fourth quarter of fiscal year ended August 31, 2020 to each of Mr. Jatinder S. Bhogal, former CEO and Chairman and Mr. John Rhee, former President, CEO and Chairman.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal source of liquidity is cash. As of May 31, 2022, the Company had cash of $8,632,495 and the potential to recover the $558,344 deposit made by the Korean Subsidiary for roll-to-roll equipment which has been impaired. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended May 31,		2022 compared to
	2022	2021	2021
Net cash used in operating activities	$(2,878,836)	$(1,944,605)	$(934,231)
Net cash used in investing activities	4,398,402	(5,050,759)	9,449,161
Net cash provided by financing activities	-	719,400	(719,400)
Effect of exchange rate changes on cash	(14,527)	887	(15,414)
Net increase (decrease) in cash and cash equivalents	$1,505,039	$(6,275,077)	$7,780,116

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, realized gains or losses on disposal of property and equipment, impairments and the effect of changes in working capital. The increase in cash used in operating activities over the prior period is mainly due to an approximate increase in cash layouts related to R&D Costs of $392,000 and $542,000 related to general and administrative costs.

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, equipment, leasehold improvements and computers. Excluding the effects of the short term, $5,000,000 investment, the Company used $652,357 related to investing activities, primarily consisting of equipment and leasehold improvements at our South Korean Subsidiary.

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

Recent accounting pronouncements not yet adopted

See Note 2 to our consolidated financial statements, “Interim Statement Presentation – Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation – Accounting Pronouncements.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Interim Chief Financial Officer concluded that as of May 31, 2022, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There was a lapse in our internal control environment and operating procedures in that our operating procedures require the cooperation of all of the Company’s executive officers and directors, as well as the cooperation of the executive officers and directors of the Company’s subsidiaries.

During the three months ended May 31, 2022, the Company recognized an impairment of all assets related to the Korean Subsidiary totaling $674,200. The impairment was recognized due to the Company’s inability to obtain from the management of the Korean Subsidiary the complete financial statements and related documentation for the three months ended May 31, 2022 thereby placing into doubt the recoverability of assets located in South Korea. Any amounts that become recoverable will be recognized accordingly. SWT has retained legal counsel in South Korea to provide legal services on behalf of SWT with respect to the recovery of these assets.

Based on the historical quarterly operations of the Korean Subsidiary, the Company expensed to SG&A $217,543 during the three months ended May 31, 2022 compared to $201,105 and $209,982 during the three months ended February 28, 2022 and November 30, 2022, respectively, and impaired $674,200 which consisted primarily of a deposit to WI-A, an equipment manufacturing firm for the prior planned purchase of equipment.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2022, the Company was served the Notice of Civil Claim dated May 16, 2022 (the “Notice of Claim”), and related Notice of Application (the “Application”) and Order Made After Application (the “Order”) copies of which are referenced in this report as Exhibit 99.0. The Notice of Claim, the Application and Order are collectively referred to herein as the “Complaint.” Please refer to our Form 8-K filed on June 15, 2022 and Exhibit 99.0 hereto.

The Company has engaged counsel to review and represent the Company in connection with the Complaint so as to determine what response, if any, it is or may be required to submit and to more fully assess the liability exposure the Company may have as a result.

Please refer to Exhibit 99.0 hereto for the full text of the Complaint.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Separation and Release of Claims Agreement dated January 18, 2022 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc. and Jatinder S. Bhogal (incorporated by reference to the Company’s Form 8-K filed on January 24, 2022).

10.2	Form of Equipment Purchase Agreement dated February 10, 2022 between SolarWindow Asia Co., Ltd and WI-A Corporation (incorporated by reference to the Company’s From 10-Q filed on April 8, 2022).

17.0	Termination Notice dated May 8, 2022 (incorporated by reference to the Company’s From 8-K filed on May 13, 2022).

99.0	Notice of Civil Claim, Endorsement on Originating Pleading or Petition for Service Outside British Columbia Notice of Application - Without Notice; Affidavit (incorporated by reference to the Company’s Form 8-K filed on June 15, 2022)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

__________________

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

SolarWindow Technologies, Inc.

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Acting Principal Executive Officer and Principal Financial Officer)
Date:	July 20, 2022

