Form 10-K
period 2022-08-31
SolarWindow Technologies, Inc.
filed 2023-08-30
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2022, was $50,772,000.

As of August 24, 2023, 53,198,399 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2022 and 2021

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Item 1. Business

We are a pre-revenue company developing proprietary transparent electricity-generating coatings and methods for application to various materials which we refer to as “LiquidElectricity® Coatings”. Our LiquidElectricity® Coatings generate electricity by harvesting light energy from natural sun, artificial light, and low, shaded, or reflected light conditions. We apply ultra-thin layers of LiquidElectricity® Coatings to rigid glass, and flexible glass and plastic surfaces where they transform otherwise ordinary surfaces into organic photovoltaic devices, commonly known as solar cells, or solar modules.

Our LiquidElectricity® is a framework which utilizes chemistry for different ultra-thin layers applied to a substrate. These layers include hole transport layers, active layers, electron transport layers, and conductive contact points for transmission of electricity. We have developed a specialty expertise in each layer of our LiquidElectricity® to optimize for power, optical clarity, manufacturability, stability, and other qualities. The flexibility engineered into our LiquidElectricity® framework allows us to target a variety of potential applications spanning multiple industries, including architectural, automotive, agrivoltaic (agricultural greenhouse), aerospace, commercial transportation and marine.

Our LiquidElectricity® Coatings are under development at one of the most respected and advanced solar-photovoltaic research institutions in the world, the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”), through a Cooperative Research and Development Agreement (“CRADA”). SolarWindow also has support from commercial contract firms who provide expertise in chemistry, coatings processes, and manufacturing.

Our commercial development efforts include seeking technology, product licensing, and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries.

Among our near-term product iterations, is the electrification of glass surfaces. LiquidElectricity® , when applied using our proprietary processes to glass, could be fabricated into a window product to produce electricity-generating windows for potential use in new construction and retrofit applications in commercial buildings. We also envision the application of LiquidElectricity® Coatings to existing third-party materials or product surfaces, to create electricity-generating products which could become self-powered, or colloquially, “self-charging” products.

We have achieved important milestones and overcome major technical challenges in order to broaden the range of materials and products that we can coat to generate electricity. Our goals in developing electricity-generating products have included ensuring transparency and aesthetics, optimizing power generation, developing productization processes, simplifying manufacturability, and lowering costs of coating materials and their related application.

We first coated rigid flat glass with our LiquidElectricity® Coatings to generate electricity. Numerous technological advancements have enabled us to fabricate panes of flat glass layered with LiquidElectricity® coatings at room temperature and ambient pressure; this process represents a significant technical achievement which may provide manufacturing advantages over expensive and cumbersome high temperature and high positive or negative pressure-sensitive manufacturing methods common to conventional solar photovoltaic manufacturing.

Among important field tests, LiquidElectricity® Coatings on flat glass have been successfully processed through the rigorous autoclave system for window glass lamination at a commercial fabricator. At the fabricator’s facilities, glass panes layered with LiquidElectricity® Coatings were subjected to the extremely high heat and pressure of autoclave equipment used in commercial glass lamination. Subsequent performance testing confirmed that glass with LiquidElectricity® Coatings continued to produce power.

LiquidElectricity® Coatings on glass panes have also been subjected to more than 200 freeze/thaw cycles, yielding favorable performance. Our edge sealing processes and materials contributed to the prevention of moisture-related damage, an important feature.

In addition to flat glass, we have successfully applied our LiquidElectricity® Coatings to generate electricity on flexible glass and plastics. On glass surfaces, our electricity-generating coatings could enable new and retrofit architectural applications such as windows for commercial towers, glass walls and curtain walls, room dividers, and other related products. On flexible surfaces, our electricity-generating products present applications in various industries, including: automotive, light and commercial trucks, recreational vehicles, marine, aerospace and defense, agrivoltaics, and others.

In 2022, SolarWindow successfully applied LiquidElectricity® Coatings using fully-solution processable methodology to create a non-transparent organic photovoltaic device. Fully-solution processable organic photovoltaic methodology offers the potential for industry standard chemical deposition for more capital and time efficient manufacturing and production.

In 2023, LiquidElectricity® Coatings were successfully applied using fully-solution processable methodology to create semi-transparent solar modules. LiquidElectricity® applied with this methodology could benefit the agriculture market through utilizing crop shelter structures which offer protection in adverse climate conditions by generating electricity on greenhouse windows and canopies while simultaneously optimizing light transmission for maximum crop yield.

Our planned productization and commercialization of SolarWindow® technologies will require significant further product development, fabrication, testing, and validation. In addition to our technology development CRADA and engagements with specialty contract groups, we anticipate the need for product development partnerships with commercial partners, as well as additional financing, which may not be readily available, to ascertain the viability of our technologies and products, currently under development.

Our technologies and products, currently under development, use our proprietary chemistries and application processes in order to generate electricity on glass and plastics. Our ongoing research and product development requires the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our scientists, engineers, and consultants.

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

The Market Opportunity for our LiquidElectricity® Coatings

SolarWindow recognizes demand for global energy requirements, including reducing energy costs while using environmentally friendly next-generation renewables, and actively seeks to advance our novel solar photovoltaic solutions in global adoption of new renewable technologies.

Based on our market research, there are no commercially marketed electricity-generating products available for sale in the United States which provide the functionality, features, esthetics, and adaptability of LiquidElectricity® Coatings. Our markets include building window and glass applications, referred to as “architectural flat glass” and “fabricated glass products.” Flat glass is extensively used in the architecture industry in applications such as windows, partitions, and facades. One third-party glass industry report, published in February 2022, by Grandview Research, Inc., projects that the global flat glass market was $273.43 billion in 2021 and is expected to reach $400.38 billion by 2030, growing at a revenue-based compounded annual growth rate (“CAGR”) of 4.3%.

We are also targeting applications for our LiquidElectricity® Coatings in automotive, light and commercial trucks, recreational vehicles, marine, and aerospace and defense sectors, among others. We believe that the rising demand for electric propulsion and autonomous piloting in these segments presents a timely opportunity for our electricity-generating technologies.

Additionally, the agrivoltaics market for our electricity-generating coatings includes the smart greenhouse market, projected to reach $11 billion by 2032 with a growth rate of 11.7% annually from 2023 to 2032, driven in part by rising food demand due to growing populations and by government initiatives to develop smart farming, according to reports by Precedence Research issued in August 2023 and Research & Markets issued in April 2023. In addition to these smart greenhouses which monitor and control the growth condition of plants and optimize the growing process of the plants, we believe that conventional greenhouse structures, both new and existing, present commercial opportunities for the application of SolarWindow to these structures.

We believe that our addressable markets in each of the forgoing segments, although fractional may nevertheless present viable commercial opportunities. Our ability to successfully address these markets is also dependent on our ability to effectuate development and commercial partnerships as well as securing adequate financing as needed.

Our Competitive Strengths

We believe that the following strengths of our LiquidElectricity® Coatings and technologies should enable us to compete successfully in the alternative and renewable energy industries:

•	Performance in Natural and Artificial Light - We propose unique solutions for harvesting the light energy of natural and artificial light sources to generate sustainable electricity;

•	Works on Glass and Plastics - Our LiquidElectricity® Coatings are capable of generating electricity on flat glass and flexible glass and plastics; and

•	Cost Effective - Our LiquidElectricity® Coatings are engineered for manufacturing using earth abundant materials at a low price point and are suited for high-throughput manufacturing.

Our Business Strategy

Our commercial development efforts include seeking opportunities for intellectual property in-licensing, out-licensing, cross-licensing, and acquisition. We also seek technology, product licensing and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries. Key elements of our business strategy to implement the forgoing include:

•	Strategic Commercial Partnerships – We pursue commercial partnerships to enable productization, manufacturing, and marketing of our technologies and products. Our target partnerships include supply chain glass, plastics, window, automotive, greenhouse manufacturing and other related companies;

•	Innovative Research and Continuous Product and Technology Enhancement - We seek partnerships with product development groups, manufacturers of specialty chemicals, advanced-manufacturing companies, and others with proven technology expertise and developing additional applications and markets for LiquidElectricity® Coatings. We are currently working with scientists at NREL for the ongoing development of our coatings and applications processes, including high-speed roll-to-roll manufacturing processes development. We work to engage additional firms and institutions with important technical and product development competencies as needed; and

•	Management Team Development – Augment our management team with experienced and effective talent in order to, among other competencies, advance our product development and innovation programs, monetize and leverage our intellectual property, develop and implement sales and marketing plans, enhance the Company’s brand positioning in industry and capital markets, and raise capital in order to effectuate our business plan.

Competition for Our Technology and Products

The Solar photovoltaic industry is highly competitive and such competition is increasing as the number of participants in the industry continues to grow. Although we are not aware of other products utilizing technology substantially similar to our technology, numerous solar cell technologies have been developed, or are being developed, by a number of companies, from which products may be derived and ultimately compete with our products.

Such technologies include, but are not necessarily limited to, the use of organic materials, advanced crystalline silicon thin film concepts, amorphous silicon, cadmium telluride, copper-indium-gallium-selenide, titanium dioxide, and copper indium di-selenide, and others to generate electricity from sunlight. Given sufficient time, investment and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than our products, currently under development. Among the companies purporting to be developing such technologies, are ONYX Solar, Next Energy Technologies, Solarmer Organic Optoelectronics Technology (Beijing) Co., Ltd., Ubiquitous Energy, Heliatek, Sunew Filmes Fotovoltaicos Impressos S.A. and ASCA GmbH.

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

These companies, universities and research institutions may have numerous competitive advantages, including:

•	Significantly greater name recognition;
•	established distribution networks;
•	more advanced technologies and product development;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
•	processes that are operational and manufacturing prototype or final products;
•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and
•	significantly greater financial and human resources for product development, sales and marketing, and patent litigation.

If our competitors were to:

•	succeed in developing products that are more effective in producing electrical energy at a lower cost than our technology, some or all of our products or our technology could be rendered obsolete and non-competitive;
•	succeed in bringing their products or services to market earlier than ours, our ability to commercialize our products may be adversely affected, which in turn may impede or limit our ability to generate revenues and achieve profitability. See “Risk Factors.”

Accordingly, in addition to our research and development efforts, historically, we have undertaken public relations, advertising, and market access outreach programs designed to establish our “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from our research and development efforts. We believe our strategy ultimately will facilitate development and commercialization partnerships, the marketing, distribution and public acceptance of any products derived from our research and development efforts, and assist in attracting equity capital, if and when needed.

Our competitive position in the market will also depend on:

•	our ability to attract and retain qualified personnel, to obtain patent protection, develop proprietary products and processes, protect our intellectual property rights, and to secure sufficient capital resources required during the often-substantial period between technology development and commercial sales; and

•	the timing of market introduction of any products utilizing our LiquidElectricity® Coatings. Accordingly, the speed with which we can develop products, complete safety approvals, and ultimately supply commercial quantities of any products we develop to the market is important.

In addition to the foregoing, ultimately, our commercial success will depend on our ability and the ability of our manufacturing partners, licensee or sub-licensees, if any, to compete effectively in product development areas such as, but not limited to safety, reliability, availability, price, marketing, distribution and patent position.

Intellectual Property

The success of our business depends, in part, on our ability to pursue, maintain and protect our proprietary technologies, information, processes, and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technologies and products. Periodically, we evaluate our intellectual property portfolio to understand where various assets fit into corporate interest and goals, and accordingly, our intellectual property holdings may increase or decrease.

As of the date of the Annual Report, our proprietary technologies are the subject of over two hundred and seventy (270) patent claims in various countries, including nine (9) granted United States patents, eight (8) granted patents in non-U.S. jurisdictions, and twelve (12) U.S. and eighteen (18) non-U.S. pending patent applications. If maintained to their full term our issued patents are scheduled to expire on various dates between January 2030 and April 2040. These dates are subject to change depending on the Company’s current and future patent application filings and the Company’s discretion to maintain its various intellectual property assets in accordance with its corporate interests and goals. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities. Some aspects of LiquidElectricity® Coatings and related processes, technologies and products involve proprietary trade secrets of the Company.

Twenty (20) trademark registrations and applications have been filed for the Company’s use in commerce.

We believe that many elements of LiquidElectricity® Coatings and related processes, technologies and products involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including but not limited to technical processes, equipment, design architecture, algorithms, and procedures. Accordingly, we rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce.

The Company’s commercial success depends in part on its ability to obtain intellectual property protection of its innovations and designs, to protect its trade secrets, and to conduct business without infringing the intellectual property rights of others.

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

Employees and Consultants

The Company utilizes the services of full-time employees as well as part-time employees and consultants on a contract basis. As of the date of this annual report, the Company has one (1) full-time employee, two (2) part-time employees, one (1) full-time consultant and one (1) part-time consultant all located in the United States.

From time to time, the Company grants stock options to employees and consultants either pursuant to contract requirements or on a discretionary basis. None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Other Information

Our website address is www.solarwindow.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information accessible through our website is not a part of this annual report.

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

Our executive office is located at 9375 E Shea Blvd., Suite 107-B, Scottsdale AZ 85260. Our telephone number is (800) 213-0689; our email is info@solarwindow.com. Our website is www.solarwindow.com. Information contained on our web site (or any other website) does not constitute part of this annual report.

Our research and development activities are conducted at the U.S. Department of Energy’s National Renewable Energy Laboratories in Golden, Colorado pursuant to a Cooperative Research and Development Agreement.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at SolarWindow Technologies, Inc., Attention: Mr. Amit Singh, 9375 E Shea Blvd., Suite 107-B, Scottsdale AZ 85260. The Board will review and respond to all correspondence received, as appropriate.

Item 1A. Risk Factors

Risk Factors

The following risk factors and the forward-looking statements elsewhere in this annual report should be read carefully in connection with evaluating the business of the Company. A wide range of events and circumstances could materially affect our overall performance and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this annual report, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations. These risk factors may be amended, supplemented, or superseded from time to time in filings and reports that we file with the SEC in the future.

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

We have experienced and continue to experience negative cash flows from operations. We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss of $4,948,533 and $7,907,902 for our fiscal years ended August 31, 2022 and 2021, respectively. As of August 31, 2022, we had cash of $8,077,849 and working capital of $8,244,103. Based on management’s assessment, the Company has sufficient cash to meet its current funding requirements over the next twelve months following the date of this annual report, to meet our projected product development and fabrication goals during this period. However, our current cash reserves may not be sufficient to permit us to maintain or expand our operations beyond this period.

We are currently in the advanced stages of our research and early stages of product development and have come to the point where larger, faster, and more precise equipment is necessary for development to continue and to be able to come to market with a commercially viable product. We expect that we will need to raise substantial additional capital to accomplish our manufacturing and product sales objectives in future years.

We anticipate seeking additional funding through financial or strategic investors. If adequate funds are not available on reasonable terms, or at all, it would result in a material adverse effect our business, operating results, financial condition, intellectual property and prospects. In particular, the Company may be required to delay; reduce the scope of or terminate its research and development programs; abandon its pursuit of filed but unissued patents; sell rights to its technology or other technologies or products based upon these technologies; or license the rights to these technologies or products on terms that are less favorable to us than might otherwise be available.

If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

Because we cannot currently estimate the amount of funds or time required to commercialize our technologies, even if financing is available to us, we may secure less funding than is actually required to effectuate our business plan.

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

To obtain required financing as, if and when needed, we may enter into transactions that may dilute the ownership interest of our current stockholders.

In order to raise sufficient capital to meet its financial obligations, we may enter into financing transactions that would result in dilution of the ownership interests of our current stockholders or which may involve the sale of our securities at prices that are at a discount to current market price of our stock as reported on the Pink market. Such sales will be made at prices determined by our Board based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prices less than the price of the shares of our common stock purchased, in which case, investors could experience dilution of their investment.

Adverse conditions in the alternative energy industry or the global economy generally could have adverse effects on our results of operations and consequently the price of our common stock.

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

An increase in raw material prices could have negative consequences for our long-term profitability.

We face exposure to fluctuations in energy, raw materials, chemicals, and glass and plastic film prices. If we are not able to hedge, compensate or pass on our increased costs through a supply chain or to customers, this could have an adverse impact on our financial results and stability, and deployment of our products.

Risks Related to Our Technology, Products and Operations

The development of our technology is subject to the risks of failure inherent in the development of any novel technology.

Ultimately, the development and commercialization of our technology is subject to a number of risks that are particular to the development and commercialization of any novel technology. These risks include, but are not limited to, the following:

•	our research and development efforts may not produce a commercially viable product;
•	we may not be able to develop an industrial process required to manufacture a commercial product;
•	we may fail to maintain license rights to the SolarWindow® technology (or any of its derivatives);
•	we may fail to develop, acquire, or license various enabling technologies that may be integral to the commercialization of the SolarWindow® (or any of its derivatives);
•	we may fail to integrate our process into an industrial setting for the manufacturing of products;
•	our technology (or any of its derivatives) may ultimately prove to be ineffective, unsafe or otherwise fail to receive necessary regulatory or safe operating approvals;
•	our technology (or any of its derivatives), even if safe and effective, may be difficult to manufacture on a large scale or be uneconomical to market;
•	our marketing license or proprietary rights to products derived from our technology may not be sufficient to protect our products from competitors;
•	the proprietary rights of third parties may preclude us or our collaborators from making, using or marketing products utilizing our technology; or,
•	third parties may market superior, more effective, or less expensive technologies or products having comparable performance and appearance characteristics to the LiquidElectricity® Coatings (or any of its derivatives).

The success of our research and development activities is uncertain. If such efforts are not successful, we will be unable to generate revenues from our operations and we may have to cease doing business.

Commercialization of our technology will require significant further research, development, and testing as we must ascertain whether our technology can form the basis for a commercially viable technology or product. If our research and development fails to prove the commercial viability of our technology, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. We anticipate remaining engaged in technology and product development for the foreseeable future.

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

We are operating in a highly fragmented and competitive market and our competitors have several competitive advantages over us.

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

To the extent we can develop and commercialize products, if such products do not gain market acceptance, we may not achieve sales and market share.

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

If our OPV solar power or light energy harvesting technologies prove unsuitable for widespread commercial deployment or if demand for such power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for such products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of organic solar photovoltaic light energy capture and conversion products, including:

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

Our business model and strategy are based on growth through in-licensing, out-licensing, cross-licensing, acquisitions, joint ventures, and mergers that may be difficult to execute.

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

Our products may not operate properly or could contain design or fabrication faults or defects, which could give rise to disputes in respect of their performance, degradation and reliability giving rise to liability. Product liability related to defective products could lead to a loss of revenue, claims under warranty, and legal proceedings. Such disputes could result in a fall-off in demand or harm our reputation for product performance, safety, and/or quality.

We lack sales and marketing experience and will likely rely on third party marketers.

We have limited experience in sales, marketing or distribution of photovoltaic and energy capture and conversion and generating products. We expect to market and sell or otherwise commercialize our technology (or any of its derivatives) through distribution and supply-chain channels, co-marketing, co-promotion, or licensing arrangements with third parties. Therefore, any revenues received by us will be dependent on the efforts of third parties. If any such parties breach or terminate their agreements with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of our technology (or any of its derivatives) would be delayed or terminated, which would adversely affect our ability to generate revenues and our profitability.

We may not be able to integrate our process and/or technologies into a manufacturing process necessary to produce a manufacturable product.

Without sufficient capital, human resources, the appropriate process equipment, or required supply chain, the Company may not be capable of integrating its process and/or technologies into a manufacturing process necessary to produce a manufacturable product. The innovation of our processes and technologies is a crucial strategic concern, with mounting pressure to meet anticipated power, financial, and ROI and IRR for our manufacturers, or sales and distribution channels. If we are unable to integrate our processes and/or technologies into industry, our product innovations can rapidly become obsolete. LiquidElectricity® Coatings and related processes and supply chains are highly complex and continuously exposed to a variety of risks such as microeconomics, macroeconomic, face geopolitical pressures, regulatory requirements, environmental risk and responsibilities, construction risk, and emerging markets. Integration of our processes is critical to product development and revenue generation. If the process cannot be integrated into industry, products, or brought to market in a timely manner, the Company, its potential products, and ability to operate may be threatened. Currently, the integration of our technologies into industrial manufacturing processes is uncertain.

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

Risks Related to International Expansion

In fiscal year 2021, we expanded our operations to Asia with a business and corporate development operations office in the Republic of Korea, which, on January 13, 2023, the Board decided to exit.

In September 2020, the Company established SolarWindow Asia Co. Ltd. (the “Korean Subsidiary”), its indirectly, wholly owned South Korean subsidiary. The Company experienced difficulties in Korea that ultimately resulted in the Board electing to shut down the Korean Subsidiary. The Company has engaged Korea-based legal counsel and accountants to assist it in winding down the Korea operations and gathering the data necessary to meet its financial reporting requirements. The Company may incur significant future costs related to the closure, and/or potential unknown liabilities which may remain undisclosed by its former Chairman and Chief Executive Officer. Currently, the company is not able to determine when the closure of its Korea Subsidiary will be final.

The Company has limited experience in intellectual property, manufacturing, regulatory compliance, and sales in international markets, which may adversely affect our business, results of operations or financial condition should the Company pursue establishing operations in international markets.

International expansion would expose the Company to risks which could have a material impact on our overall operations and ultimate success. These risks, include:

•	protection of intellectual property and trade secrets in foreign jurisdictions in which our US based protections may not be generally recognized or otherwise enforceable;
•	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;
•	fluctuations in currency exchange rates;
•	enhanced difficulties of integrating any foreign acquisitions;
•	the burden of complying with and changes in U.S. or international taxation policies;
•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•	political, social, or economic instability;
•	compliance with statutory equity requirements and management of tax consequences.
•	the impact of public health epidemics on employees and the global economy, such as the coronavirus;
•	difficulties in staffing and managing international operations;
•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
•	risks related to and the burdens of complying with the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

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

We may expand our operations abroad where we have limited operating experience and may be subject to increased business and economic risks that could affect our financial results.

As we move forward with our strategy of expanding into new markets, we may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our operations and performance will become significantly more dependent on worldwide economic conditions. Uncertainty about global economic conditions ultimately could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations and financial condition. In addition to the risks inherent in doing business internationally, as noted above, if we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

Risks Related to Compliance with Laws and Regulations

Our products will be subject to environmental, occupational safety & health regulations, including but not limited to Underwriter Laboratory (UL) Certification, European Conformity (CE) Certification, electrical codes, and other state and federal, European Union (EU), and other Country regulations dealing with, among other matters, harmful or hazardous materials.

Our products will be subject to extensive and increasingly stringent environmental, occupational safety and health regulations and certifications, including but not limited to, Underwriter Laboratory (UL) Certification, electrical codes, and other state and federal, foreign laws, regulations, and standards (“Laws & Regulations”). If violations of these Laws & Regulations occur, whether unintentional or otherwise, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition, and results of operations.

These Laws & Regulations could become more stringent over time, imposing greater compliance costs, and increasing risks and penalties associated with violations. There can be no guarantee that we will not be required to pay significant fines or compensation because of past, current, or future breaches of Laws & Regulations. This exposure exists even if we are not responsible for the breaches, in cases where they were committed in the past by companies or businesses that were not part of ours that may be exposed to the risk of claims for breaches of these Laws & Regulations. Such claims could adversely affect our financial position and reputation and require unplanned capital investment. If we fail to conduct our business in full compliance with the applicable Laws & Regulations, the judicial or regulatory authorities could require us to conduct investigations, unplanned capital investments, and/or implement costly curative measures.

Our periodic and other reports filed with various securities regulators subject us to additional compliance expense as well potential liability for any alleged violations of the securities laws and regulations to which we are or may be subject (the “Securities Laws & Regulations”).

As a public company filing periodic and other reports, whether on a mandatory or voluntary basis, with foreign, federal, or state securities regulators (collectively, “Securities Regulators”), we incur significant accounting, legal and administrative expenses in connection with our efforts to fully comply with the Securities Laws & Regulations. This expense may increase significantly should there be any changes in the Securities Laws & Regulations that impose greater obligations or requirements on us to fully comply. Such costs may adversely impact our other operations including but not limited to, our research and development efforts.

Moreover, should there be a violation of the Securities Laws & Regulations, we may be subject to fines, penalties and other sanctions that could significantly impact our ability to continue our research, product development and commercialization efforts.

Risks Related to our Intellectual Property

Our ability to operate profitably is directly related to our ability to develop, protect, and perfect rights in and to our proprietary technology.

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

We generally require our employees, consultants, advisors and collaborators to execute appropriate agreements with us, regarding the confidential information developed or made known to such persons during the course of their engagement by us. These agreements provide that any proprietary technologies developed during such engagement are owned by us and that confidential information pertaining to such technologies will be kept confidential and not disclosed to third parties except in specific circumstances. These agreements also provide for the assignment to us by any such person of any patents issued with respect to any such technologies. If these provisions are breached, we may not be able to fully perfect our rights to the technologies in question, and in some instances, we may not have an appropriate remedy available for the damages that we may incur because of any such breach.

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

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends on many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is inappropriate or unobtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods, and know-how, we may not be able to assert our trade secrets against them and our business could be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on all our products in every jurisdiction would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products and may not be covered by any patent claims or other intellectual property rights.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business, we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain our competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States of America.

We may be accused of infringing the intellectual property rights of others.

We cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future technological developments. Any such claims could be time-consuming, result in costly litigation and could ultimately lead to a determination that our technology, or any of its derivatives, infringe on a third party's patent rights.

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

Our commercial success will depend, in part, on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and products in the United States of America and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends on many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. We also rely on trade secrets to protect some of our technology, especially where it is believed that patent protection is inappropriate or unobtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

Risks Related to Our Personnel and Management

We are dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management, technical, and scientific personnel (“Personnel”) is intense in our industry. Future success depends in part on our ability to hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the OPV space with focus in our technologies and products. A key risk is our ability to anticipate our needs for certain key competences and to implement human resource solutions to recruit, hire, or improve these competences. If we are not successful in hiring and retaining qualified Personnel, our ability to execute on our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

Due to the fact each of our three directors conducts outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities which may hinder our achieving our business objectives.

Currently we have three directors, none of whom provides their full-time efforts to our business activities. While our Directors intend to devote as much time as necessary to the success and development of our technology, each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. If their outside interests begin to take precedence over their positions with the Company, our business will suffer and may adversely impact our goal of achieving profitability through the commercialization of SolarWindow. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

Due to our small size each of our managers has a significant influence on our operations and access to sensitive information, which, if a manager goes rogue, could result in significant damage to, without limitation, the Company’s operations, reputation, financial health, and security of our intellectual property.

Due to our small size, each of our managers exercises a significant degree of authority and influence on our operations, and has access to highly sensitive information, including related to our intellectual property and access to the Company’s assets. While the Company has implemented various operating procedures and a Code of Ethics and Business Conduct that each person affiliated with the Company is required to review and sign, the Company has no direct control over individual persons actions can make no assurance that one of our managers will adhere to our operating procedures or act in a manner that is consistent with our Code of Ethics. Nor can the Company provide assurance that a manager or former manager may take deliberate action(s) to harm the Company. The potential damages that may result from these unintentional or intentional acts could be materially adverse and result in, but not limited to, loss of capital, loss of assets, weakened intellectual property position because of leaked information, and reputational harm.

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

The reporting obligations under Section15(d) of the Exchange Act are automatically suspended when: (i) any class of securities of the issuer reporting under Section 15(d) is registered under Section 12 of the Exchange Act; or (ii) at the beginning of the issuer’s fiscal year, other than the year in which the applicable registration statement became effective, if the class of securities covered by the registration statement is held of record by fewer than 300 persons. In the latter case, the Company would no longer be subject to periodic reporting obligations so long as the number of holders remained below 300 unless we filed a registration statement with the Securities and Exchange Commission under Section 12 of the Exchange Act. If our obligation to file reports under Section 15(d) is suspended (other than due to our having registered our common stock under Section 12 of the Exchange Act), then investors will have reduced visibility with respect to the Company, its financial condition, and results of operations.

Until our Common Stock is listed on an exchange, we expect to remain eligible for trading on the Expert Market or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations for our common stock. In addition, if we continue to fail to meet the criteria set forth in SEC regulations regarding our periodic reporting, restrictions will continue to be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of your shares. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners. Please refer to “Our common stock is currently quoted on the Expert Market which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock” below.

Our common stock is not registered for trading on any national stock exchange and thus, should the price of our stock on the Expert Market fall below five dollars per share and our net tangible assets fall below two million dollars our stock may be deemed a “penny stock,” in which case, you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

“Penny stocks” are those securities that are not listed on a national securities exchange and are priced under $5. There are exclusions for securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years or greater than $5 million if in operation less than three years. Securities of issuers with average revenue of at least $6 million for the last three years are also not considered penny stocks.

More specifically, under Rule 240.3a51-1 a stock is excluded from the penny stock definition if it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years.

The value of our net tangible assets for the fiscal years ended August 31, 2022, and 2021 was approximately $9,539,000 and $13,605,000, respectively. Accordingly, we do not believe our stock is a penny stock. And if we continue to satisfy at least one of the foregoing exemptions, our common stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our common stock would be considered a “penny stock.”

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

In addition, the penny stock regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the dollar amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. Because of these requirements, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” Accordingly, these requirements may adversely affect the market liquidity of our common stock.

Should our common stock be deemed a “penny stock,” you may find it difficult to deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

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

As of the date of filing of this report, because we are not current in our Securities Laws and Regulations filing obligations our stock is traded on the OTC Expert Market, which makes it more difficult for shareholders and investors to execute buy and sell orders.

Currently, because we are delinquent in our filing obligations, our stock is traded on the Expert Market. The Expert Market® serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public viewing. OTC Markets Group may designate securities for quoting on the Expert Market when it is not able to confirm that the company is making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting.

Currently our stock is not eligible for proprietary broker-dealer quotations. All quotes in this stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Despite the restrictions on who can view quotations, the Expert Market does not impose restrictions on who can trade securities. Rule 15c2-11 governs a broker’s ability to submit, publish or distribute quotations (i.e. bids and offers) in OTC securities. The Rule does not apply to the underlying transactions or the ability of an investor or shareholder to buy or sell a security. Shareholders and investors should contact their respective brokers for information concerning restrictions or qualifications for accessing Expert Market securities.

There is a limited market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

Our common stock currently trades on the Expert Market under the symbol “WNDW;” there is limited and sporadic trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of the holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

The trading price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2019, through August 14, 2023, the stock price of our common stock has ranged from a low price on the Expert Market of $0.01 to a high of $39.20 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this report, factors that may cause volatility in our share price include:

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

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business, markets, or competitors. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

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

Negative claims, publicity or allegations made by Securities Regulators, involving us, our board of directors, our employees and consultants, our brands, our products, services and experiences, consumer data, or any of our key employees, or suppliers, whether arising through social media outlets or “short and distort” attacks could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate or true.

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

Generally, a “smaller reporting Company” or (“SRC”) is a company that as of the last business day of its most recently completed second quarter: (i) Had a public float of less than $250 million; or (ii) Had annual revenues of less than $100 million and either: (A) No public float; or (B) A public float of less than $700 million. On February 28, 2022 we had a public float of $50,772,000.

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

As of the date of this annual report, we had 53,198,399 shares issued and outstanding, of which 35,847,241 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock. Subject to compliance with our insider trading policies to the extent applicable, sales of such restricted securities or control securities may be made from time to time, at the discretion of the holders of such securities. We may not have knowledge of any such sales until sometime after such sales are made.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, our Chairman and director, beneficially owns approximately 74.83% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this report, Kalen Capital Holdings LLC, a wholly owned subsidiary of KCC, a private corporation solely owned by Harmel S. Rayat, beneficially owned 52,205,598 shares (inclusive of 16,566,667 shares issuable upon exercise of outstanding warrants), or approximately 74.83% of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 35,638,931 shares of our total issued and outstanding 53,198,399 shares, can exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay, prevent, or cause a change in control should Mr. Rayat sell all or a portion of his shares of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock, possibly cause acceleration of vesting of outstanding options, result in limits to the utilization of our net operating loss, and may adversely affect your investment. In addition, Mr. Rayat could use his voting influence to maintain our existing management and Board of Directors (“Board”) in office, or support or reject other management and Board members) proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered and registered financing transactions.

The company may be subject to compliance with rules requiring the adoption of certain corporate governance measures, which require control measures for related party transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of SOX, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market.

A significant requirement that applies to accelerated and large accelerated filers under SOX 404(b), but not to non-accelerated filers, is the requirement that accelerated and large accelerated filers have an internal control over financial reporting (“ICFR”) auditor attestation. An ICFR auditor attestation requires the independent accounting firm that prepares or issues the issuer’s financial statement audit report to also attest to, and report on, management’s assessment of the effectiveness of the issuer’s ICFR. SOX Section 404(b), however, exempts non-accelerated filers from the ICFR auditor attestation requirement. As a result of our public float exceeding $75 million (prior to the rule change described below) on February 28, 2018, for our year ended August 31, 2018, the Company was subject to SOX 404(b). As a result of the rule change described below, The Company was not considered an accelerated filer for its fiscal year ended August 31, 2019.

On March 12, 2020, the SEC approved amendments to Rule 12b-2 that excludes from the definitions of “accelerated filer” and “large accelerated filer” any issuer that is eligible to be a SRC. To be an eligible SRC that is also a non-accelerated filer, a company must have revenues of less than $100 million in the most recent fiscal year and also have a public float of less than $700 million. As a result of the recent amendments to the definition of an SRC and the resulting increase in the thresholds in revenue and public float value, the Company is not subject to the attest requirements of SOX 404(b). However, should our fiscal year revenues exceed $100 million, and our second quarter public float exceed $250 million, the Company will again be subject to SOX 404(b) and the added additional professional fees and management time required to comply SOX 404(b).

There are options to purchase shares of our common stock currently outstanding.

As of August 7, 2023, we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 6,684,000 shares of our common stock. The exercise prices of these options range from $2.32 to $8.00 per share. 6,313,000 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our common stock currently outstanding.

As of August 7, 2023, we had outstanding warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 16,666,667 shares of common stock with exercise price of $1.70 per share. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

The Company may sell additional equity securities in the future and your ownership interest in the Company may be diluted because of such sales.

The Company may sell additional equity securities to fully implement our business plan. Such sales will be made at prices determined by our Board based on factors deemed appropriate at the time; accordingly, such sales by us could be made at prices less than the price of the shares of our common stock purchased, in which case, investors could experience dilution of their investment.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC regulations and, in the event, we are ever approved for listing on a registered national exchange, such exchange's rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to adequately comply with any of these laws, regulations, standards, or rules may result in substantial fines or other penalties and could have an adverse impact on our ongoing operations.

Because we do not intend to pay dividends for the foreseeable future you should not purchase our shares if you are seeking dividend income.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after considering various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

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

As a consequence of Mr. Harmel S. Rayat, the sole owner of our majority stockholder, KCC, has been named a defendant, along with RenovaCare, Inc. (a company whose majority stockholder is also KCC)  and certain other individuals in an enforcement action filed by the SEC in May 2021 (the “Enforcement Action”), the Company has and may incur ancillary legal costs.

Although not named as a defendant in the Enforcement Action, the Company has incurred approximately $102,000 in legal fees pertaining to counsel’s privilege review of Company related documentation that has been or may be produced to the SEC by Mr. Rayat, KCC and others in the Enforcement Action.

Should the matter involve the Company further, the costs, legal and otherwise, that may be incurred by the Company may increase significantly and require Company personnel to expend more time on the matter, which could adversely affect the Company’s operations and ability to secure additional financing as, when, and if needed.

It is the Company’s understanding that each of Mr. Rayat and RenovaCare, Inc. has denied the SEC’s allegations of any wrongdoing and are, and intend to continue, defending themselves against such allegations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the Expert Market under the symbol “WNDW.” Our warrants to purchase common stock are not currently traded on any market.

As of June 29, 2023, there were 100 stockholders of record of our common stock, and the closing price of our common stock was $0.125 per share as reported on the Expert Market. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any dividends on our common stock and our Board presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board considering conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors, or consultants under all of our equity compensation plans. The 2006 Incentive Stock Option Plan (see below) was our only equity-based compensation plan as of August 31, 2022, and expired on March 17, 2023.

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, the Board adopted and approved, and on February 7, 2011, shareholders owning a majority of our issued and outstanding stock approved, our 2006 Incentive Stock Option Plan (the “2006 Plan”) that provides for the grant of stock awards, restricted stock purchase offers and stock options to employees, directors, officers, and consultants. On February 1, 2021, the Board extended the 2006 Plan for a period of two years. On January 13, 2023, the Board extended the 2006 Plan for two months. The 2006 Plan expired on March 17, 2023. The 2006 Plan provided for the granting of options to purchase a maximum of 15,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over zero to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of the grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,684,000	(2)	$4.00	-
Equity compensation plans not approved by security holders	-		-	-
Total	6,684,000		$4.00	-

(1) Consists of grants under the 2006 Plan as of August 14, 2023.

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

Overview

We are a developer of transparent electricity-generating coatings, and methods for their application to various materials (collectively, “LiquidElectricity® Coatings”). When applied in ultra-thin layers to rigid glass, and flexible glass and plastic surfaces our LiquidElectricity® Coatings transform otherwise ordinary surfaces into photovoltaic devices capable of generating electricity from natural sun, artificial light, and low, shaded, or reflected light conditions while maintaining transparency.

We have overcome major technical challenges and achieved many important milestones resulting in an expansion of the potential applications of LiquidElectricity® Coatings which span multiple industries, including architectural, automotive, agrivoltaic, aerospace, commercial transportation and marine. Our LiquidElectricity® Coatings are under development with support from commercial contract firms and at the U.S. Department of Energy’s National Renewable Energy Laboratory, through Cooperative Research and Development Agreements.

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

On March 6, 2013, we entered into Phase II of our NREL CRADA. Under the terms of the agreement, researchers will additionally work towards:

•	further improving our technology efficiency and transparency;
•	optimizing electrical power (current and voltage) output;
•	optimizing the application of the active layer coatings and application processes which make it possible for LiquidElectricity® Coatings to generate electricity on glass surfaces;
•	developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	optimizing LiquidElectricity® Coating performance on flexible substrates; and
•	developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet (S2S) coating application methods required for commercial-scale building integrated photovoltaic (“BIPV”) products and windows.

On December 28, 2015, we executed another modification to the NREL CRADA (the “Modification”). Under the Modification, (i) the date of completion was extended to December 2017; and (ii) the Company and the NREL will work jointly towards achieving specific product development goals and objectives for the purpose of preparing to commercialize our OPV-based transparent electricity-generating coatings for various applications, including BIPV, glass and flexible plastics.

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of August 31, 2022, the Company had a capitalized asset balance of $153,799 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Year ended August 31, 2022, compared to the year ended August 31, 2021

A summary of our operating expenses for the years ended August 31, 2022 and 2021 follows:

			2022 compared to 2021
	Years Ended August 31,		Change	Percentage
	2022	2021	($)	Change
Operating expenses:
Selling, general & administrative	$2,600,592	$2,141,103	$459,489	21%
Research and development	1,002,398	1,006,796	(4,398)	-%
Stock compensation	1,024,162	4,787,998	(3,763,836)	-79%
Total Operating expense	$4,627,152	$7,935,897	$(3,308,745)	-42%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the year ended August 31, 2022, compared to the year ended August 31, 2021, SG&A costs increased due to our South Korean operations ($106,000), increase in personnel costs ($217,000), increase in professional fees ($195,000), offset by net decreases in in other administrative costs ($59,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the year ended August 31, 2022, compared to the year ended August 31, 2021, R&D costs decreased primarily as a result of a decrease in CRADA and costs ($79,000), offset by net increases in personnel and Korea based R&D costs ($75,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased primarily due to current year expense excluding compensation related to the prior year which included expense related to 2,500,000 stock purchase options granted in the fourth quarter of fiscal year ended August 31, 2020, to each of Mr. Jatinder S. Bhogal, former CEO and Chairman and Mr. John Rhee, former President, CEO and Chairman.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of August 31, 2022, and 2021, the Company had cash and short-term investments of $8,077,849 and $12,127,456, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Years Ended August 31,
	2022	2021	Change
Net cash used in operating activities	$(3,640,810)	$(2,659,240)	$(981,570)
Net cash provided by (used in) investing activities	4,643,034	(5,074,177)	9,717,211
Net cash provided by financing activities	-	724,872	(724,872)
Effect of exchange rate changes on cash and cash equivalents	(51,831)	(15,522)	(36,309)
Net increase (decrease) in cash and cash equivalents	$950,393	$(7,024,067)	$7,974,460

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, realized gains or losses on disposal of property and equipment, impairments and the effect of changes in working capital. The increase in cash used in operating activities over the prior period is mainly due to an approximate increase in cash layouts related to the CRADA ($450,000), Korea operations ($223,000), US based personnel ($217,000), professional fees ($108,000) offset by decreases in other general costs ($16,000).

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, equipment, leasehold improvements, and computers. Excluding the effects of the short term, $5,000,000 investment, $280,000 was used to purchase equipment by the Korean Subsidiary.

Financing Activities - Cash flows from financing activities totaled $719,400 in 2021 as a result of the exercise of 200,000 Series S Warrants with a strike price of $3.42 per share and the exercise of 10,000 stock options at a strike price of $3.54 per share.

Indebtedness

None.

Other Contractual Obligations

In September 2020, the Korean Subsidiary entered a lease for office space in South Korea. Monthly rent was approximately $1,200. . As of December 2022, this lease was terminated.

On February 26, 2021, the Korean Subsidiary entered in an apartment lease for the purposes of housing foreign personnel. Monthly rent was approximately $950. As of December 2022 this lease was terminated.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2022 and 2021.

Recently Issued Accounting Standards

For more information regarding recent accounting standards and their impact to our results of operations and financial position, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. For more information regarding our critical accounting policies, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of August 31, 2022. Based on that evaluation, our Acting Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures at the subsidiary level were not effective at a reasonable assurance level as of August 31, 2022, as discussed and defined in Management’s Report on Internal Control over Financial Reporting referred to below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Acting Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2022, our Acting Principal Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective on August 31, 2022 because of the material weaknesses described below.

As of our fiscal year ended August 31, 2022, management identified control deficiencies at the subsidiary level that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of August 31, 2022:

The degree of compliance with established policies and procedures had deteriorated at the Korean Subsidiary. Due to jurisdictional challenges of operating the Korean Subsidiary from the U.S., the Company relied upon the cooperation of the Korean Subsidiaries management to maintain adherence to and comply with the documented internal control procedures, including the dissemination of its financial results and support thereof to SolarWindow Technologies, Inc, the parent company, for purposes of consolidating the Company’s financial results. Management is unable to assess compliance with the Korean Subsidiary’s documented and established policies and procedures due to the management of the Korean Subsidiary failing to provide the financial information required for consolidation since May 2022 thereby resulting in the inability of the Company’s auditors to complete their audit of the Korean Subsidiary.

Also, due to reductions in staffing during 2022 at the Korean Subsidiary, there is inadequate segregation of duties consistent with control objectives. The Korean Subsidiary’s management is comprised of a single individual resulting in a situation where limitations of segregation of duties exist. To remedy this situation, the Korean Subsidiary would need to hire additional staff to provide greater segregation of duties.

Accordingly, because of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above are intrinsic to our small size and that these weaknesses are limited to the Korean Subsidiary.

Remedies Employed as of August 31, 2022

Management has retained counsel in South Korea to provide legal services with respect to the recovery of assets.

Remedies Employed as of the Date of this Annual Report

Management has retained counsel in South Korea to provide legal services with respect to the recovery of assets, and with the dissolution of the Korean Subsidiary as resolved by the Board on January 13, 2023.

On April 25, 2023, management formally removed the Korean Subsidiary management and installed persons affiliated with the Company thus providing management with the authority, not previously held, to direct and oversee the Korean Subsidiary.

On May 25, 2023, management engaged a Korean accounting firm to provide accounting services, financial reporting, and assist with the dissolution of the Korean subsidiary.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption from section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2022, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Current Position With Us	Director or Officer Since
Harmel S. Rayat	62	Chairman and Director	January 13, 2023
Bob Levine	73	Director	December 7, 2018
Joseph Sierchio	73	Director	October 1, 2020
Justin Frere, CPA	51	Treasurer, Interim Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 5, 2019
Amit Singh	43	Vice President (Acting Principal Executive Officer)	February 2021

Business Experience

Set forth below are the names of all our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Harmel S. Rayat. Mr. Rayat was appointed to the Board of Directors on January 13, 2023. Mr Rayat previously served the Company in several capacities, including, at various times, as its President and Chief Executive Officer, Chairman and as a member of the Company’s Board of Directors. Mr. Rayat has been a long-time majority stockholder and financial supporter of the Company. Mr. Rayat currently holds a 66.99% ownership of the Company’s issued and outstanding common stock. Mr Rayat’s support has been key to advancing SolarWindow’s technology. Beginning his career in the financial industry as a messenger and mail-room clerk in a stock brokerage firm in 1981, Mr. Rayat has since invested in a wide range of businesses and sectors, including auto wreckers, resource exploration, technologies, artificial liver devices, commercial and retail buildings, and raw land development opportunities. In recent years, Mr. Rayat has narrowed his focus to impact investing, despite the high risks associated with early stage, pre-revenue, and pre-clinical companies. His goal is to help inventors, entrepreneurs, and scientists to create and commercialize products and technologies that will have a beneficial impact on society at large.

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

Joseph Sierchio.  Mr. Sierchio has been engaged in the practice of law as the principal of Sierchio Law LLP, our general corporate counsel since August 2019; prior thereto Mr. Sierchio provided legal services to the Company as a partner of Satterlee Stephens LLP, our counsel, from September 2016 to August 2019. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing, in the United States, domestic and foreign private and public corporations, investors, brokerage firms, and entrepreneurs. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio was invited to join the Board due to his experience representing corporations (public and private) and individuals in numerous and various organizational, compliance, administrative, governance, finance (equity and debt private and public offerings), regulatory and legal matters as well as his familiarity with the Company’s business and operations. Mr. Sierchio also served as a director of RenovaCare, Inc. from August 26, 2010, to June 22, 2018. Mr. Sierchio earned his J.D. at Cornell University Law School in 1974, and a B.A., with Highest Distinction in Economics from Rutgers College at Rutgers University in 1971, and where he was also named a Henry Rutgers Scholar.

Justin Frere, CPA. Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary and Interim Chief Financial Officer on July 5, 2019, and July 22, 2020, respectively. Mr. Frere has over 20 years of experience as a hands-on CFO/Controller level finance and administration professional with extensive operational and analytical experience as a consultant, CFO, and controller for numerous public entities. From 2001 through present, Mr. Frere has been principal of Frontline Accounting performing CFO/controller, and financial analyst services for various public and private domestic and international clients. Mr. Frere has been the primary party responsible for accounting, drafting, and filing SEC Forms and interacting with auditors and the SEC in support of public company reporting. Mr. Frere started his career at KPMG in their assurance practice. Mr. Frere earned a Bachelor of Science in accounting and finance from California Polytechnic State University in San Luis Obispo and MBA from San Diego State University.

Amit Singh. Has served as the Company’s Vice President since February 2021. Mr. Singh has diverse experience with incubating and developing ventures in cleantech and renewables, biomedical devices, drug discovery and development, and financial marketing and advertising. From June 2006 to May 2008, Mr. Singh served as a Risk and Strategy Consultant at Crowe, where he specialized in identifying high-risk areas for public and private companies, specifically detecting weaknesses in business models and helping develop, re-engineer, and implement core business processes. From September 2007 to March 2018, Mr. Singh served as the Executive Director of Sikhcess, a non-profit, where he coordinated the efforts of more than 5,000 global volunteers to break the cycle of homelessness by providing meals, basic needs, education, mentoring, tutoring, and support. Mr. Singh earned his MBA from the University of Michigan in 2006, and an undergraduate business degree from Wayne State University in 2003.

All our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

Family Relationships and Other Matters

There are no family relationships between any of our officers and directors.

Legal Proceedings

None of our directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act, we are not required to make the disclosures required by Item 405 of Regulation SK.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that our company is managed for the long-term benefit of our stockholders. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities in corporate governance and the practices of other public companies. As a result, we have adopted policies and procedures that we believe are in the best interests of the Company and our stockholders.

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

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Acting Principal Executive Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics.

We have adopted an Amended and Restated Insider Trading Policy (the “ITP”) that applies to all officers, directors, employees, and other persons, such as contractors or consultants who have access to material nonpublic information. The ITP also applies to family members, other members of a person’s household and entities controlled by a person covered by the ITP. The purpose of the ITP is to provide guidelines with respect to transactions in the Company’s securities and the handling of material nonpublic information about the Company and the companies with which the Company does business. The Company’s Board of Directors has adopted this Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information. Oversight and implementation of the ITP is performed by the ITP Compliance Committee which is comprised of Joseph Sierchio, Director and General Counsel, Gary Parmar, Director and Justin Frere, Interim CFO and Secretary.

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

Board Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that one of our three directors, including Bob Levine, qualify as an “independent” director.

Board Leadership Structure

We currently have one executive officer and three directors; one of which is independent. At present, Mr. Frere serves as our Acting Executive Officer, Interim Chief Financial Officer and Secretary, Mr. Sierchio serves as the Representative Director of SolarWindow Asia Co., Ltd. Actions taken by SolarWindow Asia Co., Ltd. are performed by Lab Partners, the Company’s South Korean law firm, pursuant to powers of attorney provided by Mr. Sierchio and SolarWindow Asia (USA) Corp.

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

Board Committees

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board oversees our accounting and financial reporting processes and the audits of our annual financial statements.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board should be large enough to maintain our required expertise but not too large to function inefficiently. Director nominees are recommended, reviewed, and approved by the entire Board. The Board believes that this process is appropriate due to the number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

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

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the marketplace, publicly available information, and informal surveys of human resource professionals.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2022, all directors attended at least 75% or more of the aggregate of the meetings of the Board. The Board met nine (9) times and acted by written consent six (6) times during the fiscal year ended August 31, 2022. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2022, or 2021.

The Audit Committee was established in July 2019 and was suspended in December 2021. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee, and (ii) the Nominating Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2022 and Fiscal 2021 :

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Jatinder S. Bhogal (2) Former Chief Executive Officer and Director	2022	156,505	368,000	-	-	524,505
	2021	410,000	-	-	-	410,000
John A. Conklin (3) Former Chief Technology Officer	2021	82,676	-	-	-	82,676
Justin Frere (4) Interim Chief Financial Officer and Secretary	2022	120,000	-	246,000	-	366,000
	2021	106,000	-	-	-	106,000
John Rhee, Former President and Chief Executive Officer. Former Director, President and CEO of SolarWindow Asia Co., Ltd. (5)	2022	244,000	-	-	-	244,000
	2021	192,000	-	-	-	192,000
Amit Singh, Vice President (6)	2022	160,700	-	73,800	-	234,500
	2021	116,550	-	-	-	116,550

(1) The amounts in this column represent employer sponsored and paid health coverage, vacation pay and health insurance premium reimbursement for Mr. Conklin who maintained private insurance coverage and was reimbursed an agreed upon amount each month to offset his out-of-pocket medical insurance premiums through December 31, 2019, and prior to the Company established Health benefit plans. With regard to Mr. Bhogal, the amount in this column represents fees for his service on the Board during fiscal 2020.

(2) On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of Directors. Mr. Bhogal has provided consulting services to the Company since 2011. Pursuant to Mr. Bhogal’s consulting agreements in effect prior to July 1, 2020, Mr. Bhogal received compensation of $18,750 per month. Effective July 1, 2020, the Company, Mr. Bhogal, and Vector Asset Management, Inc., a Canadian entity wholly-owned by Mr. Bhogal (“VAMI”), entered into an Executive Consulting Agreement (the “ECA”) whereby Mr. Bhogal, in addition to his role as a Director, served the Company as its President (On March 1, 2021, Mr. Bhogal resigned as President and Mr. Rhee was appointed President) and Chief Executive Officer (Principle Executive Officer). On January 18, 2022, Mr. Bhogal resigned all of his positions with the Company, including as Chairman and CEO. Pursuant to the ECA, which had an initial term of three years with one year extensions thereafter, VAMI 1) was paid an annual salary of $410,000 (the “Annual Base Fee”); 2) was eligible for a discretionary performance-based annual bonus of up to 40% of the then annual base fee in effect; 3) received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock which was fully vested as of August 31, 2022.

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

(4) Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary on July 5, 2019. Effective July 23, 2020, Mr. Frere was appointed to also serve as the Company’s Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Interim Treasurer. Mr. Frere is providing his services on an as needed basis; Mr. Frere’s engagement is at will and can be terminated by either party on notice. Mr. Frere’s aggregate fee for his services is $10,000 per month. On October 27, 2021, the Board granted Mr. Frere a stock option to purchase up to 50,000 shares of the Company’s common stock with an exercise price of $6.21 per share and which vests as to 50% on April 27, 2022 and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $4.92 per share. For additional information, see “NOTE 5 – Stock Options” of our notes to financial statements contained in this annual report.

(5) On July 1, 2020, the Company appointed John Rhee to the Board of Directors. On August 31, 2020, the Company and Mr. John Rhee entered into an Executive Services Consulting Agreement (the “ESCA”), which was amended effective March 1, 2021 to appoint Mr. Rhee to the office of President and increase his monthly fee from $10,000 to $22,000. Pursuant to the ESCA as amended, 1) Mr. Rhee provided executive consulting services to the Company, and it’s directly and indirectly owned subsidiaries; 2) Mr. Rhee’s engagement pursuant to the ESCA was an “at-will” engagement; and 3) Mr. Rhee received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock which was fully vested as of August 31, 2022. On September 1, 2021, the Board approved an increase in Mr Rhee’s monthly salary to $24,640. On January 19, 2022, the Board appointed Mr. Rhee to serve as the Company’s Chief Executive Officer. By letter dated May 8, 2022, the Board terminated ESCA as amended effective May 9, 2022. Termination of the ESCA resulted in the automatic termination of Mr. Rhee’s positions as the President, Chief Executive Officer and Chairman of the Company and all positions held at the Company’s subsidiaries. However, due lack of jurisdiction in Korea, the Company was unable to effect Mr. Rhee’s termination with the Korean Subsidiary and he maintained his position as Representative Director and President of SolarWindow Asia Co., Ltd. through April 25, 2023, the date Mr. Rhee was removed pursuant to an Extraordinary Shareholder Meeting. Additionally, termination of the ESCA did not constitute termination of Mr. Rhee’s tenure as a member of the Board. Mr. Rhee resigned from the Board effective December 18, 2022.

(6) Effective July 28, 2020, the Company, Amit Singh, and Damaak Group, LLC, a U.S. entity wholly-owned by Mr. Singh (“Damaak”), entered into a Business Consulting Agreement (the “BCA”) whereby Mr. Singh supports the executive management team with corporate finance, business development, media & public relations, brand positioning, technology, and investor engagement. Pursuant to the BCA, which had an initial term of two years, Damaak was paid a monthly fee of $9,250 which was raised to $10,175 effective March 2021 and again raised to $15,000 effective January 2021. On October 27, 2021, the Board granted Mr. Singh a stock option to purchase up to 15,000 shares of the Company’s common stock with an exercise price of $6.21 per share and which vests as to 50% on April 27, 2022, and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $4.92 per share. For additional information, see “NOTE 5 – Stock Options” of our notes to financial statements contained in this annual report. Although the term of the BCA was through June 30, 2022, Damaak continues to provide services under the BCA.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2022.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
Jatinder S. Bhogal (1)	1,033,000	-	3.54	7/5/2029
	90,000	-	4.87	11/21/2027
	2,500,000	-	2.60	7/2/2026
John A. Conklin (2)	40,000	-	4.87	11/21/2027
	12,500	-	3.54	7/5/2025
Justin Frere (3)	32,500	17,500	3.54	7/5/2025
	25,000	25,000	6.21	10/27/2031
John Rhee (4)	500,000	-	3.66	8/31/2023
	800,000	-	6.00	8/31/2023
	700,000	-	8.00	8/31/2023
	500,000	-	3.66	8/31/2023
Amit Singh	7,500	7,500	6.21	10/27/2031

(1) On November 21, 2017, pursuant to the grant of stock options to our Board and certain personnel for their services, the Company granted a stock option to purchase 90,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, the Company granted a stock option to purchase 1,008,000 and 50,000 shares of our common stock. On July 1, 2020, pursuant to an Executive Consulting Agreement and Stock Option Grant and Grant Agreement both dated June 29, 2020, the Company granted a stock option to purchase 2,500,000 shares of our common stock.

(2) On November 21, 2017, pursuant the grant of stock options to our Board for their services, the Company granted a stock option to purchase 40,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, the Company granted a stock option to purchase 50,000 shares of our common stock.

(3) On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, the Company granted a stock option to purchase 50,000 shares of our common stock. On October 27, 2021, pursuant to a grant of stock options for services, the Company granted a stock option to purchase 50,000 shares of our common stock.

(4) On August 31, 2020, pursuant to an Executive Services Consulting Agreement and Non-Statutory Stock Option Agreement, we granted a stock option to purchase 2,500,000 shares of our common stock.

Termination and Change of Control

Not applicable.

Option Exercises and Stock Vested

Not applicable.

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

For their services as directors, non-employee directors received cash compensation of $2,500 per quarter during fiscal 2022 and $1,750 per quarter during fiscal 2021. Beginning on September 1, 2019, and prior to the suspension of the Audit Committee on December 3, 2021, the audit committee chairperson received an additional $750 per quarter.

During fiscal 2021, the Company granted 50,000 options to Joesph Sierchio in connection with his appointment to the Board. During fiscal 2022, the Company granted 15,000 options to Joesph Sierchio and 30,000 options to Bob Levine. The options fair value was calculated to be $4.92 per share using the Black-Scholes Option Pricing Model. No equity-based grants were awarded to the other Board members in fiscal 2022.

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee director for service as a director during Fiscal 2022 and Fiscal 2021:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Gary Parmar (1) (former director and audit committee chairman)	1,944	-	1,944
Bob Levine (2)	10,000	147,600	157,600
Joseph Sierchio (3)	10,000	73,800	83,800
Total 2022 director compensation	21,944	221,400	243,344

(1) Mr. Parmar resigned from the Board on November 10, 2021.

(2) For their services on the Board, the Company granted Mr. Levine an option to purchase 30,000 shares of common stock with an exercise price of $6.21 per share and which vests as to 50% on April 27, 2022, and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $4.92 per share. For additional information, see “NOTE 5 – Stock Options” of our notes to financial statements contained in this annual report.

(3) Mr. Sierchio resigned from the Board effective October 22, 2018, and was re-appointed on October 1, 2020. For their services on the Board, the Company granted Mr. Sierchio an option to purchase 15,000 shares of common stock with an exercise price of $6.21 per share and which vests as to 50% on April 27, 2022, and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $4.92 per share. For additional information, see “NOTE 5 – Stock Options” of our notes to financial statements contained in this annual report.

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2022:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Bob Levine (1)	48,800	33,200
Joseph Sierchio (1) (2)	72,500	62,500
John Rhee (3)	2,500,000	-
Total	2,621,300	95,700

(1) On July 5, 2019, the Company granted stock options to our Board and executives for their services, including a stock option to purchase 50,000 shares of our common stock to Mr. Sierchio and 52,000 shares of our common stock to Mr. Levine.

(2) Includes 50,000 options described above, a stock option to purchase 20,000 shares of our common stock granted on November 21, 2017, a stock option to purchase 50,000 shares of our common stock granted on October 19, 2020 pursuant to his appointment to the Board, and a stock option to purchase 15,000 shares of our common stock granted on October 27, 2021.

(3) Pursuant to the ESCA, on August 31, 2020, Mr. Rhee received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock with exercise prices as follows: as to 1,000,000 options, $3.66 per share; as to 800,000 options, $6.00 per share and as to 700,000 options, $8.00 per share, exercisable on, among other methods, a cashless basis prior to up-listing to a national exchange and exercisable for cash thereafter. The stock option vests as to 500,000 on the date of grant; as to the next 800,000 shares on the six-month anniversary of the date of grant; as to the next 700,000 shares on the 12-month anniversary of the date of grant; and as to the last 500,000 shares on the eighteen-month anniversary of the date of grant. The aggregate grant date weighted average fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $1.51 per share.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 22, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 14, 2023 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Harmel S. Rayat (3)	52,205,598	74.83
Bob Levine (4)	133,533	*
Joseph Sierchio (5)	311,567	*
Justin Frere (6)	99,443	*
All Directors and Officers as a Group (4 people)	52,750,141	74.83

5% Shareholders
Kalen Capital Corporation (3) 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	52,205,598	74.83

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,198,399 shares of common stock issued and outstanding as of August 14, 2023. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat, our Chairman. In such a capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above based upon the review of our transfer records and information provided to us by Kalen Capital Corporation and includes 35,638,931 shares owned by Kalen Capital Corporation and its wholly owned subsidiary, and 16,566,667 shares issuable upon exercise of a Series T Warrant.

(4) Includes 26,000 shares of common stock, 33,333 shares of common stock reserved for issuance upon the exercise of a Series T Warrant and 74,200 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 7,800 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(5) Includes 196,567 shares of common stock and 115,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 20,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(6) Includes 6,493 shares of common stock and 92,500 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 7,500 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

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

Transactions with Related Persons

The following is a description of each transaction since the beginning of fiscal 2021, and each currently proposed transaction, in which:

•	we have been or are to be a participant;

•	the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years; and

•	any of our directors, executive officers, or holders of more than 5% of any class of our capital stock at the time of the transactions in issue, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

For additional information, please refer to see “NOTE 7 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2022, and 2021.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

PKF O’Connor Davies, LLP (“PKF”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ending August 31, 2022. PKF has served as the company’s independent registered public accounting firm since May 28, 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountant.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or expected to be billed to us for services related to the fiscal years ended August 31, 2022 and 2021, by PKF:

	2022	2021
Audit Fees (1)	$55,750	$71,740
Audit Related Fees (2)	-	-
Tax Fees (3)	6,675	11,743
All Other Fees (4)	-	-
Total	$62,425	$83,483

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1) Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors, are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2022, and 2021;

•	Statements of Operations and Comprehensive Loss for the years ended August 31, 2022, and 2021;

•	Statements of Stockholders’ Equity for the years ended August 31, 2022, and 2021;

•	Statements of Cash Flows for the years ended August 31, 2022, and 2021; and

•	Notes to Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)   Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	$3,000,000 Convertible Promissory Note dated October 7, 2013 (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.2	Series I Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.3	Registration Rights Agreement dated October 7, 2013, entered into between New Energy Technologies, Inc. and Kalen Capital Corporation (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.4	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.5	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.6	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.7	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.8	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.9	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.11	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.12	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.13	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.14	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.15	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.16	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.17	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.19	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.21	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.22	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.23	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.25	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.26	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.27	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.28	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.29	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.30	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.31	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.32	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.33	Amended and Restated Articles (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.34	Amended and Restated Bylaws (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.35	Form of Stock Option Agreement dated August 31, 2020 (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.1	Form of Lock-Up Agreement dated November 15, 2016, between SolarWindow, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to the Form 8-K filed on November 18, 2016)

10.2	Form of Lock-Up Agreement dated January 5, 2016, between SolarWindow Technologies, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to Form 8-K filed on January 7, 2016)

10.3	Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC, (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.4	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.5	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.6§	Employment Agreement dated January 1, 2014, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 31, 2014)

10.7§	Employment Agreement dated December 27, 2017, between SolarWindow Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 3, 2018)

10.8	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

10.9	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.11	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.12	Lease dated May 1, 2019 between Rose Claudia of the Vestal Professional Building and Registrant for 300 Main Street, Suite 6, Vestal, New York (Incorporated by reference to Form 10-Q filed on July 9, 2019)

10.13	Executive Consulting Agreement dated June 29, 2020 having an effective date of July 1, 2020 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc., and Jatinder S. Bhogal (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.14	Stock Option Grant and Grant Agreement dated as of June 29, 2020 between SolarWindow Technologies, Inc., Jatinder S. Bhogal and Vector Asset Management, Inc. and having an effective date of July 1, 2020 (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.15	Executive Services Consulting Agreement dated August 31, 2020, between SolarWindow Technologies, Inc. and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.16	Non-statutory Stock Option Agreement dated as of August 31, 2020 between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.17	Stock Option Grant and Grant Agreement dated as of October 19, 2020 between SolarWindow Technologies, Inc., and Joseph Sierchio (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.18	Amendment dated March 1, 2021 to the Executive Services Consulting Agreement dated as of August 31, 2020, between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 10-Q filed on January 8, 2021).

10.19	Separation and Release of Claims Agreement dated January 18, 2022 by and among SolarWindow Technologies, Inc. and Vector Asset Management, Inc. and Jatinder S. Bhogal (Incorporated by reference to the Company’s Form 8-K filed on January 24, 2022).

10.20	Form of Equipment Purchase Agreement dated February 10, 2022 between SolarWindow Asia Co., Ltd and WI-A Corporation (Incorporated by reference to the Company’s Form 10-Q filed on April 8, 2022).

17.0	Termination Notice dated May 8, 2022 (incorporated by reference to the Company’s Form 8-K filed on May 13, 2022).

99.0	Notice of Civil Claim, Endorsement on Originating Pleading or Petition for Service Outside British Columbia Notice of Application - Without Notice; Affidavit (incorporated by reference to the Company’s Form 8-K filed on June 15, 2022)

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

31.1	Certification of the Acting Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Acting Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Vice President (Acting Principal Executive Officer)
Date:	August 30, 2023

By:	/S/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harmel S. Rayat	Chairman and Director	August 30, 2023
Harmel S. Rayat

/s/ Bob Levine	Director	August 30, 2023
Bob Levine

/s/ Joseph Sierchio	Director	August 30, 2023
Joseph Sierchio

SOLARWINDOW TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, consolidated stockholder’s equity, and consolidated cash flows for each of the two years in the in the period ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

August 30, 2023

PCAOB ID: 127

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$8,077,849	$7,127,456
Short-term investments	-	5,000,000
Deferred research and development costs	153,799	122,332
Prepaid expenses and other current assets	130,831	68,649
Total current assets	8,362,479	12,318,437

Property and Equipment, net of accumulated depreciation of $110,418 and $110,271, respectively	1,329,992	1,387,342
Security deposit	-	21,598
Total assets	$9,692,471	$13,727,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$118,376	$55,402
Related party payables	-	114,750
Total current liabilities	118,376	170,152
Total liabilities	118,376	170,152

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at August 31, 2022 and 2021	53,198	53,198
Additional paid-in capital	82,576,002	81,551,840
Accumulated other comprehensive income (loss)	(73,631)	(14,872)
Retained deficit	(72,981,474)	(68,032,941)
Total stockholders' equity	9,574,095	13,557,225
Total liabilities and stockholders' equity	$9,692,471	$13,727,377

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENENSIVE LOSS

	Years Ended August 31,
	2022	2021

Revenue	$-	$-

Operating expenses
Selling, general and administrative	3,539,824	6,279,263
Research and development	1,087,328	1,656,634
Total operating expenses	4,627,152	7,935,897
Loss from operations	(4,627,152)	(7,935,897)

Other income (expense)
Interest income	45,279	36,770
Loss on disposal and impairment of assets	(380,220)	(8,775)
Other income	13,560	-
Total other income (expense)	(321,381)	27,995
Net loss	(4,948,533)	(7,907,902)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	(58,759)	(14,872)
Comprehensive income (loss)	$(5,007,292)	$(7,922,774)

Basic and Diluted Loss per Common Share	$(0.09)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,107,648

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity

Balance, August 31, 2020	52,959,323	$52,959	$76,039,209	$-	$(60,125,039)	$15,967,129
Exercise of warrants	201,600	202	689,270	-	-	689,472
Exercise of stock options	37,476	37	35,363	-	-	35,400
Stock based compensation due to common stock purchase options	-	-	4,787,998	-	-	4,787,998
Foreign currency translation adjustments	-	-	-	(14,872)	-	(14,872)
Net loss for the year ended August 31, 2021	-	-	-	-	(7,907,902)	(7,907,902)
Balance, August 31, 2021	53,198,399	53,198	81,551,840	(14,872)	(68,032,941)	(13,557,225)
Stock based compensation due to common stock purchase options	-	-	1,024,162	-	-	1,024,162
Foreign currency translation adjustments	-	-	-	58,759	-	(58,759)
Net loss for the year ended August 31, 2022	-	-	-	-	(4,948,533)	(4,948,533)
Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$(9,574,095)

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2022	2021
Cash flows from operating activities
Net loss	$(4,948,533)	$(7,907,902)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	30,024	27,794
Stock based compensation expense	1,024,162	4,787,998
Loss on disposal of assets	-	8,775
Impairment of assets	380,220	-
Changes in operating assets and liabilities:
Deferred research and development costs	(31,467)	452,399
Prepaid expenses and other assets	(46,064)	(31,453)
Accounts payable and accrued expenses	65,598	1,938
Operating lease assets and liabilities	-	(353)
Related party payable	(114,750)	1,564
Net cash used in operating activities	(3,640,810)	(2,659,240)

Cash flows from investing activities
Purchase of short-term investments	-	(5,000,000)
Sale of short-term investments	5,000,000
Capital expenditures	(356,966)	(76,338)
Proceeds from the sale of assets	-	2,161
Net cash provided by (used in) investing activities	4,643,034	(5,074,177)

Cash flows from financing activities
Proceeds from the issuance of equity securities	-	724,872
Net cash from financing activities	-	724,872
Effect of exchange rate changes on cash and cash equivalents	(51,831)	(15,522)
Net increase (decrease) in cash and cash equivalents	950,393	(7,024,067)
Cash and cash equivalents at beginning of year	7,127,456	14,151,523
Cash and cash equivalents at end of year	$8,077,849	$7,127,456

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

NOTE 1 – Organization and Liquidity

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998 (“SWT” and together with its controlled subsidiary companies, collectively, the “Company”). SolarWindow® technology harvests light energy from the sun and from artificial light sources using a transparent and ultra-lightweight coating of organic photovoltaic (“OPV”) solar cells applied to glass and plastics, thereby generating electricity. The Company’s ticker symbol is WNDW.

On August 24, 2020, the SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets.

During the year ended August 31, 2022, the Company recognized an impairment of certain assets related to the Korean Subsidiary totaling $380,220. The impairment was recognized due to the Company’s inability to obtain from the management of the Korean Subsidiary the complete financial statements and related documentation thereby placing into doubt the recoverability of assets located in South Korea. Any amounts that become recoverable will be recognized accordingly. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained counsel in South Korea to provide legal services on behalf of SWT with respect to the recovery of these assets.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of August 31, 2022, the Company had $8,077,849 of cash on hand and working capital of $8,244,103. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Basis of presentation and Use of Estimates

The Management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal Year-End

The Company’s quarterly periods end on November 30, February 28 and May 31 with August 31 being the Company’s fiscal year end.

Principles of Consolidation

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. All significant intercompany balances and transactions have been eliminated.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $8,077,849 of cash as of August 31, 2022, including $7,216,466 held in Canadian bank accounts in excess of Canadian Deposit Insurance Corporation insured limits.

	August 31,
	2022	2021
Cash	$8,077,849	$7,127,456
Short-term investment	-	5,000,000
Cash and cash equivalents	$8,077,849	$12,127,456

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Following is the computation of basic and diluted net loss per share for the years ended August 31, 2022 and 2021:

	Years Ended August 31,
	2022	2021
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(4,948,533)	$(7,907,902)
Denominator:
Weighted average number of common shares outstanding	53,198,399	53,107,648
Basic and diluted EPS Computation	$(0.09)	$(0.15)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:
Stock options	6,761,400	6,740,400
Warrants	19,281,917	19,281,917
Total shares not included in the computation of diluted loss per share	26,043,317	26,022,317

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ended August 31, 2022 and 2021, comprehensive loss includes a loss of $58,759 and $14,872, respectively, which were entirely from foreign currency translation.

As of and for the year ended August 31, 2022, the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the year ended	Exchange rate at	For the year ended
Currency	August 31, 2022	August 31, 2022	August 31, 2021	August 31, 2021
Korean Won	1,342.00	1,230.36	1,157.50	1,128.80

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

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	August 31,		Increase/
	2022	2021	(decrease)
Computers, office equipment and software	$14,102	$14,800	$(8,909)
Furniture and fixtures	-	47,660	35,026
Equipment	133,653	113,820	-
Leasehold improvements	-	28,678	28,678
In-process equipment	1,292,655	1,292,655	-
Total property and equipment	1,440,410	1,497,613	54,795
Accumulated depreciation	(110,418)	(110,271)	(16,948)
Property and equipment, net	$1,329,992	$1,387,342	$37,847

During the year ended August 31, 2022 and 2021, the Company purchased $356,966 and $76,338 of property and equipment, respectively. During the years ended August 31, 2022 and 2021, the Company recognized straight-line depreciation expense of $30,024 and $27,794, respectively. During 2022, the Company disposed of $7,468 of fully depreciated computer equipment.

During 2022, the Company’s Korean subsidiary agreed to purchase equipment consisting of a roll-2-roll coating system for use in Korea. The Company paid approximately $512,000 as a deposit. During 2022, the Company canceled the equipment purchase and received a refund of approximately $186,000. For reasons discussed above, the Company impaired the value of all property and equipment recorded on the books of the Korean Subsidiary, including the unreturned portion of roll-2-roll coating system deposit of approximately $326,000 and $54,000 of furniture and fixtures and leasehold improvements net of accumulated depreciation.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment with an estimated total cost of $1,803,000. Due to the termination of the Triview Process Integration and Production Agreement on September 27, 2019, subsequent COVID-19 pandemic and move into the Asian markets, the Company placed on hold finalizing the equipment. The Company is currently evaluating configuration options in order to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment may require additional payments of up to approximately $510,000.

As a result of the closure of the Vestal New York office, on November 30, 2021, the Company disposed of office equipment, computers and furniture with an historical cost totaling $21,543 and net book value of $10,936. The Company received $2,161 of proceeds from the sale of the assets resulting in a loss of $8,775.

NOTE 4 – Common Stock and Warrants

Common Stock

At August 31, 2022, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

2006 Long-Term Incentive Plan

In 2006 the Company’s Board and stockholders adopted and approved 15,000,000 shares for grant under the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was extended by the Board on February 7, 2021 for a period of two years. The 2006 Plan expired on February 7, 2023. The 2006 Plan was adopted in order to attract and retain the best available personnel for positions of substantial authority and to provide additional incentive to employees and directors to promote the success of the Company’s business. The 2006 Plan provided for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Stock option grants pursuant to the 2006 Plan vest from zero to five years and expire from six to ten years after the date of grant with the exercise price equal to the fair value of the underlying stock on the date of grant. All shares approved for grant and subsequently forfeited are available for future grant. The Company does not repurchase shares to fulfill the requirements of options that are exercised and therefore issues new shares when options are exercised., see “NOTE 5 - Stock Options” for additional information.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2022 and 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of August 31,		Weighted Average
Description	2022	2021	Exercise Price	Date of	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	620,000	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	19,281,917	19,281,917

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

NOTE 5 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Years Ended August 31,
	2022	2021
Expected dividend yield	–	–
Expected stock price volatility	103.31%	89.44%
Risk-free interest rate	1.16%	0.19%
Expected term (in years)(simplified method)	5.75	4.00
Exercise price	$6.21	$3.42
Weighted-average grant date fair-value	$4.92	$2.16

A summary of the Company’s stock option activity for the years ended August 31, 2022 and 2021 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2020	7,804,734	4.16
Grants	50,000	3.42
Exercises	(56,667)	4.95
Forfeitures and cancellations	(1,057,667)	5.30
Outstanding at August 31, 2021	6,740,400	3.97
Grants	140,000	6.21
Forfeitures and cancellations	(119,000)	4.28
Outstanding at August 31, 2022	6,761,400	4.01	3.39	42,840
Exercisable at August 31, 2022	6,592,600	4.00	3.34	40,460

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2022. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.60 on August 31, 2022 and all but 153,000 outstanding options have an exercise price below $2.60 per share, as of August 31, 2022, there is $42,840 and $40,460 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Year Ended August 31, 2022

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

Forfeitures and cancellations - totaled 119,000 options, including the forfeiture of 58,600 unvested stock options as a result of Mr. Gary Parmar's resignation from the Board on November 10, 2021, the forfeiture of 25,000 options as a result of Mr. Jatinder S. Bhogal's resignation from management and the Board on January 18, 2022, and the cancellation of 35,400 options which expired unexercised.

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

	Years Ended August 31,
Stock compensation expense:	2022	2021
Selling, general and administrative	$939,232	$4,138,160
Research and development	84,930	649,838
Total	$1,024,162	$4,787,998

As of August 31, 2022, the Company had $269,452 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 2.00 years.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	7.11	2.32	144,500	7.11	2.32
2.60	2,500,000	3.84	2.60	2,500,000	3.84	2.60
3.42	50,000	4.14	3.42	12,500	4.14	3.42
3.46	35,000	3.35	3.46	35,000	3.35	3.46
3.54	1,263,400	6.05	3.54	1,195,600	6.23	3.54
3.66	1,000,000	1.00	3.66	1,000,000	1.00	3.66
4.87	150,000	5.23	4.87	150,000	5.23	4.87
6.00	800,000	1.00	6.00	800,000	1.00	6.00
6.21	110,000	9.16	6.21	55,000	9.16	6.21
8.00	700,000	1.00	8.00	700,000	1.00	8.00
Total	6,761,400	3.39	4.01	6,592,600	3.34	4.00

NOTE 6 – Lease

On February 26, 2021, the Korean Subsidiary entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease provided for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700.

In September 2020, the Korean Subsidiary entered a lease for office space. The office lease provided for an initial term of one-year from September 23, 2020 through September 23, 2021, which was been renewed for an additional year, monthly rent of approximately $1,200 and a security deposit of approximately $13,000.

The Company’s policy is to record all leases with a term of less than one year as an operating lease with rent expensed recorded on a straight-line basis and to not recognize lease assets or lease liabilities.

On May 1, 2019, the Company leased office space in Vestal, New York and entered into a Professional Building Lease Agreement (the “Lease”). The Lease had an initial term of three years through May 1, 2022 with monthly rent due of $2,200 for the first two years and $2,266 during year three. On November 30, 2020, the Company terminated the Lease and entered into a lease termination agreement (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the Company made a payment of $26,400 and delivered the premises in good order including the removal of furniture and fixtures which the Company disposed, See “NOTE 3 – Property and Equipment” for additional information related to the disposal of the furniture and fixtures. All related assets and liabilities were written off with $418 of unrecognized interest expense charged to rent expense.

As of August 31, 2022, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

The components of lease expenses are as follows:

	Years Ended August 31,
	2022(b)	2021(a)
Operating lease cost	$24,730	$53,513

(a)	Represents rent related to the Vestal New York office for three months at $2,222 per month, a $26,400 lease termination fee, and ($418) of unrecognized interest expense, and $20,865 related to the Korean Subsidiary.
(b)	Represents rent related to the Korean Subsidiary.

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. In connection with the ECA and the Separation and Release of Claims Agreement dated January 18, 2022 by and among the Company, VAMI and Mr. Bhogal, the Company recognized cash compensation expense of $524,505 and $410,000 during the years ended August 31, 2022 and 2021, respectively. As of August 31, 2022, all amounts owed to VAMI are paid.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP from October 1, 2020 through August 31, 2021, totaled $160,417 and $175,000 for the year ended August 31, 2022. As of August 31, 2022, all amounts owed to Sierchio Law, LLP are paid.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 8 – Income Taxes

Provision for Income Taxes

The components of loss before income taxes follows:

	Years Ended August 31,
	2022	2021
United States	$(3,755,493)	$(7,317,016)
Foreign	(1,193,040)	(590,886)
Loss before income taxes	$(4,948,533)	$(7,907,902)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$7,977,402	$7,183,162
Capitalized research and development	990,618	1,020,152
Stock based compensation	2,508,105	2,325,267
Gross deferred tax assets	11,476,125	10,528,507
Less: valuation allowance	(11,474,539)	(10,526,590)
Total deferred tax assets	$1,586	$1,917

Deferred tax liabilities
Depreciation	$(1,586)	$(1,917)
Gross deferred tax liabilities	(1,586)	(1,917)
Net deferred taxes	$-	$-

The net increase in the valuation allowance for deferred tax assets was $947,949 and $567,602 during the year ended August 31, 2022 and 2021, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has U.S. federal net operating loss carry forwards at August 31, 2022 available to offset future federal taxable income, if any, of $36,316,546, which will begin to expire in 2022. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company also has foreign net operating losses of $1,403,706 as of August 31, 2022, which will begin to expire in 2035.

The effects of state income taxes were insignificant for the years ended August 31, 2022 and 2021.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2022 and 2021:

F-18

	2022	2021
Income tax benefit at statutory rate	$1,039,192	$1,660,659
Foreign rate differential	32,513	23,635
Permanent differences	(79,846)	115,928
Stock options	(32,236)
Other	(11,674)	(16,531)
Change in valuation allowance	(947,949)	(1,783,691)
Total	$-	$-

The fiscal years 2020 through 2022 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2022 and 2021 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

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

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2022 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this annual report.

On December 31, 2022, certain of the Company’s outstanding common stock purchase warrants expired unexercised, including 246,000 Series M warrants, 767,000 Series N warrants, 213,500 Series P warrants, 468,750 Series R warrants, 300,000 Series S-A warrants, and 620,000 Series S warrants.

On January 13, 2023, the Board determined that it is in the best interests of the Company to discontinue operations in South Korea and to dissolve the Korean Subsidiary.

On March 17, 2023 the 2006 Long-Term Incentive Plan expired.

