Form 10-Q
period 2022-11-30
SolarWindow Technologies, Inc.
filed 2023-10-10
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on October 4, 2023.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2022	2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$7,607,902	$8,077,849
Deferred research and development costs	159,126	153,799
Prepaid expenses and other current assets	62,737	130,831
Total current assets	7,829,795	8,362,479
Property and Equipment, net of accumulated depreciation of $114,345 and $110,418, respectively	1,326,065	1,329,992
Total assets	$9,155,830	$9,692,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$161,364	$118,376
Related party payables	66,759	-
Total current liabilities	228,123	118,376
Total liabilities	228,123	118,376

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding		-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at November 30, 2022 and August 31, 2022	53,198	53,198
Additional paid-in capital	82,661,202	82,576,002
Accumulated other comprehensive income (loss)	(79,062)	(73,631)
Retained deficit	(73,707,631)	(72,981,474)
Total stockholders' equity	8,927,707	9,574,095
Total liabilities and stockholders' equity	$9,155,830	$9,692,471

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENENSIVE LOSS (UNAUDITED)

	Three Months Ended November 30,
	2022	2021

Revenue	$-	$-

Operating expenses
Selling, general and administrative	535,360	987,932
Research and development	232,819	362,720
Total operating expenses	768,179	1,350,652
Loss from operations	(768,179)	(1,350,652)

Other income (expense)
Interest income	42,022	10,968
Other income	-	13,560
Total other income (expense)	42,022	24,528
Net loss	(726,157)	(1,326,124)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	(5,431)	(5,160)
Comprehensive income (loss)	$(731,588)	$(1,331,284)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,095
Stock based compensation due to common stock purchase options	-	-	85,200	-	-	85,200
Foreign currency translation adjustments	-	-	-	(5,431)	-	(5,431)
Net loss for the three months ended November 30, 2022	-	-	-	-	(726,157)	(726,157)
Balance, November 30, 2022	53,198,399	$53,198	$82,661,202	$(79,062)	$(73,707,631)	$8,927,707

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021

Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225
Stock based compensation due to common stock purchase options	-	-	278,863	-	-	278,863
Foreign currency translation adjustments	-	-	-	(5,160)	-	(5,160)
Net loss for the three months ended November 30, 2021	-	-	-	-	(1,326,124)	(1,326,124)
Balance, November 30, 2021	53,198,399	$53,198	$81,030,703	$(20,032)	$(69,359,065)	$12,504,804

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
	2022	2021
Cash flows from operating activities
Net loss	$(726,157)	$(1,326,124)
Depreciation	3,927	8,642
Stock based compensation expense	85,200	278,863
Changes in operating assets and liabilities:
Deferred research and development costs	(5,327)	(14,176)
Prepaid expenses and other assets	68,051	43,461
Accounts payable and accrued expenses	39,895	88,897
Related party payable	64,964	194,994
Net cash used in operating activities	(469,447)	(725,443)

Cash flows from investing activities
Redemption of short-term investments	-	5,000,000
Capital expenditures	-	(3,142)
Net cash provided by investing activities	-	4,996,858
Effect of exchange rate changes on cash and cash equivalents	(500)	(3,921)
Net increase (decrease) in cash and cash equivalents	(469,947)	4,267,494
Cash and cash equivalents at beginning of period	8,077,849	7,127,456
Cash and cash equivalents at end of period	$7,607,902	$11,394,950

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

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of November 30, 2022, the Company had $7,607,902 of cash and cash equivalents on hand and working capital of $7,601,642. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of November 30, 2022, and for the three months ended November 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on August 30, 2023.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of November 30, 2022, results of operations, stockholders’ equity and cash flows for the three months ended November 30, 2022 and 2021. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. (the “Korean Subsidiary”). All significant intercompany balances and transactions have been eliminated.

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s first quarter in fiscal 2023 and 2022 ended on November 30, 2022 and 2021, respectively.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $7,677,119 of cash as of November 30, 2022, including $349,513 held in the US with $250,000 covered by FDIC insurance, and $7,528,335 held in Canadian bank accounts with $7,428,335 in excess of Canadian Deposit Insurance Corporation insured limits.

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

None.

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

Following is the computation of basic and diluted net loss per share for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(726,157)	$(1,326,124)
Denominator:
Weighted average number of common shares outstanding	53,198,399	53,198,399
Basic and diluted EPS Computation	$(0.01)	$(0.02)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:
Stock options	6,707,400	6,821,800
Warrants	18,661,917	19,281,917
Total shares not included in the computation of diluted loss per share	25,369,317	26,103,717

NOTE 4 – Property and Equipment

Property and equipment consists of the following:

	November 30,	August 31,
	2022	2022
Computers, office equipment and software	$14,102	$14,102
Equipment	133,653	133,653
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,440,410	1,440,410
Accumulated depreciation	(114,345)	(110,418)
Property and equipment, net	$1,326,065	$1,329,992

During the three months ended November 30, 2022 and 2021, the Company recognized straight-line depreciation expense of $3,927 and $8,642, respectively.

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

NOTE 5 – Common Stock and Warrants

Common Stock

At November 30, 2022, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2022 and August 31, 2022 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	November 30,	August 31,	Weighted Average	Date of
Description	2022	2022	Exercise Price	Issuance	Expiration
Series M	246,000	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	767,000	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	213,500	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	468,750	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	300,000	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	-	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	18,661,917	19,281,917

During the three months ended November 30, 2022, Series S Warrants for the purchase of 620,000 shares of common stock at an exercise price of $3.42 per share expired unexercised.

NOTE 6 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended November 30,
	2022	2021
Expected dividend yield	-	-
Expected stock price volatility	-	103.31%
Risk-free interest rate	-	1.16%
Expected term (in years)(simplified method)	-	5.75
Exercise price	-	$6.21
Weighted-average grant date fair-value	-	$4.92

A summary of the Company’s stock option activity for the three months ended November 30, 2022 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2022	6,761,400	4.01
Forfeitures and cancellations	(54,000)	4.53
Outstanding at November 30, 2022	6,707,400	4.00	3.13	-
Exercisable at November 30, 2022	6,636,750	4.01	3.13	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2022. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $2.01 on November 30, 2022 and no outstanding options have an exercise price below $2.01 per share, as of November 30, 2022, there is no intrinsic value in the Company’s outstanding stock options and vested options.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
Stock compensation expense:	2022	2021
Selling, general and administrative	$70,810	$257,631
Research and development	14,390	21,232
Total	$85,200	$278,863

As of November 30, 2022, the Company had $143,128 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.75 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	6.86	2.32	153,000	6.86	2.32
2.60	2,500,000	3.59	2.60	2,500,000	3.59	2.60
3.42	50,000	3.89	3.42	37,500	3.89	3.42
3.46	35,000	5.10	3.46	35,000	3.10	3.46
3.54	1,249,400	5.84	3.54	1,191,250	6.99	3.54
3.66	1,000,000	0.75	3.66	1,000,000	0.75	3.66
4.87	110,000	4.98	4.87	110,000	4.98	4.87
6.00	800,000	0.75	6.00	800,000	0.75	6.00
6.21	110,000	8.91	6.21	110,000	8.91	6.21
8.00	700,000	0.75	8.00	700,000	0.75	8.00
Total	6,707,400	3.13	4.00	6,613,350	3.13	4.01

NOTE 7 - Transactions with Related Persons

A related party with respect to the Company is generally defined as any person (and, if a natural person, inclusive of his or her immediate family) (i) that holds 10% or more of the Company’s securities, (ii) that is part of the Company’s management, (iii) that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company and executed a Separation and Release of Claims Agreement by and among the Company, VAMI and Mr. Bhogal. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. The Company recognized cash compensation expense of $0 and $266,500 during the three months ended November 30, 2022 and 2021, respectively related to the ECA.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while serving as a director totaled $43,750 and $43,750 for the three months ended November 30, 2022 and 2021, respectively.

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

NOTE 9 – Leases

On February 26, 2021, the Korean Subsidiary entered into an apartment lease for the purposes of housing foreign personnel. The apartment lease provided for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700. This lease was terminated in November 2022.

In September 2020, the Korean Subsidiary entered a lease for office space. The office lease provided for an initial term of one-year from September 23, 2020 through September 23, 2021, which was been renewed for an additional year, monthly rent of approximately $1,200 and a security deposit of approximately $13,000. This lease was terminated in December 2022.

The Company’s policy is to record all leases with a term of less than one year as an operating lease with rent expensed recorded on a straight-line basis and to not recognize lease assets or lease liabilities.

As of November 30, 2022, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended November 30, 2022 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

On December 31, 2022, certain of the Companys outstanding common stock purchase warrants expired unexercised, including 246,000 Series M warrants, 767,000 Series N warrants, 213,500 Series P warrants, 468,750 Series R warrants, 300,000 Series S-A warrants, and 620,000 Series S warrants.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of November 30, 2022, the Company had a capitalized asset balance of $159,126 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our quarterly periods end on November 30, February 28, May 31, and August 31. Our operating results for the fiscal quarter ended November 30, 2022 may not be indicative of the results that may be expected for the fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2022 compared to 2021
	Three Months Ended November 30,		Increase /	Percentage
	2022	2021	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$464,550	$730,301	$(265,751)	36%
Research and development	218,429	341,488	(123,059)	36%
Stock compensation	85,200	278,863	(193,663)	69%
Total Operating expense	$768,179	$1,350,652	$(582,473)	43%

Comparison of the three months ended November 30, 2022 to the three months ended November 30, 2021

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the three months ended November 30, 2022, compared to the three months ended November 30, 2021, SG&A costs decreased due to the closure of our South Korean office ($63,000), decrease in personnel costs ($188,000), decrease in professional fees ($16,000), offset by net increases in in other administrative costs ($1,000).

Research and Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2022, compared to the three months ended November 30, 2021, R&D costs decreased primarily as a result of a decrease in personnel ($87,000), and Korea based R&D costs ($44,000), offset by net increases in the CRADA and other costs ($8,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased primarily due to current year expense excluding compensation expense related to the 2,500,000 stock purchase options granted in the fourth quarter of fiscal year ended August 31, 2020, to Mr. John Rhee, former President, CEO and Chairman.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of November 30, 2022, the Company had cash of $7,677,119. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended November 30,		2022 compared
	2022	2021	to 2021
Net cash used in operating activities	$(469,447)	$(725,443)	$255,996
Net cash provided by (used) in investing activities	-	4,996,858	(4,996,858)
Effect of exchange rate changes on cash	(500)	(3,921)	3,421
Net increase (decrease) in cash and cash equivalents	$(469,947)	$4,267,494	$(4,737,441)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. The decrease in cash used in operating activities over the prior period is mainly due to an approximate decrease in cash layouts related to the Korea office ($106,000), US based personnel ($275,000), and professional fees ($16,000), offset by working capital and other general costs ($141,000).

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, office equipment, leasehold improvements, and computers. During 2021, we purchased a twelve-month term deposit in the amount of $5,000,000 which matured on October 1, 2021.

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

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in this Quarterly Report on Form 10-Q for the three months ended November 30, 2022.

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

Under supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of November 30, 2022. Based on that evaluation, our Acting Principal Executive officer and Principal Financial Officer concluded that our disclosure controls and procedures at the subsidiary level were not effective at a reasonable assurance level as of November 30, 2022, as discussed below.

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

As of November 30, 2022, our Acting Principal Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective at November 30, 2022 because of the material weaknesses described below.

Management identified control deficiencies at the subsidiary level that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of November 30, 2022:

The degree of compliance with established policies and procedures had deteriorated at the Korean Subsidiary. Due to jurisdictional challenges of operating the Korean Subsidiary from the U.S., the Company relied upon the cooperation of the Korean Subsidiaries management to maintain adherence to and comply with the documented internal control procedures, including the dissemination of its financial results and support thereof to SolarWindow Technologies, Inc, the parent company, for purposes of consolidating the Company’s financial results. Management is unable to assess compliance with the Korean Subsidiary’s documented and established policies and procedures due to the management of the Korean Subsidiary failing to provide the financial information required for consolidation thereby resulting in the inability of the Company’s auditors to complete their review procedures of the Korean Subsidiary.

Also, due to reductions in staffing at the Korean Subsidiary, there was inadequate segregation of duties consistent with control objectives. The Korean Subsidiary’s management is comprised of a single individual resulting in a situation where limitations of segregation of duties exist.

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

Remedies Employed as of November 30, 2022

Management has retained counsel in South Korea to provide legal services with respect to the recovery of assets.

Remedies Employed as of the Date of this Quarterly Report

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

On May 25, 2023, management engaged a Korean accounting firm to provide accounting services, financial reporting and assist with the dissolution of the Korean subsidiary.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include an auditor's attestation report. Our registered public accounting firm has not attested to Management's reports on our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2022.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Acting Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Acting Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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

SolarWindow Technologies, Inc.

By:	/S/Amit Singh
Amit Singh
Vice President
(Acting Principal Executive Officer)
Date:	October 10, 2023

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	October 10, 2023

