Form 10-Q
period 2023-02-28
SolarWindow Technologies, Inc.
filed 2023-10-10
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on October 5, 2023.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,065,611	$8,077,849
Short-term investments	6,000,000	-
Deferred research and development costs	52,396	153,799
Prepaid expenses and other current assets	199,813	87,232
Current assets of discontinued operations	14,085	43,599
Total current assets	7,331,905	8,362,479
Property and Equipment, net of accumulated depreciation of $117,940 and $110,418, respectively	1,322,470	1,329,992
Total assets	$8,654,375	$9,692,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$93,154	$60,791
Related party payables	30,333	-
Current liabilities of discontinued operations	105,490	57,585
Total current liabilities	228,977	118,376
Total liabilities	228,977	118,376

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at February 28, 2023 and August 31, 2022	53,198	53,198
Additional paid-in capital	82,685,929	82,576,002
Accumulated other comprehensive income (loss)	(78,401)	(73,631)
Retained deficit	(74,235,328)	(72,981,474)
Total stockholders' equity	8,425,398	9,574,095
Total liabilities and stockholders' equity	$8,654,375	$9,692,471

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	359,601	980,006	744,085	1,818,383
Research and development	180,301	197,959	396,867	500,208
Total operating expenses	539,902	1,177,965	1,140,952	2,318,591
Loss from operations	(539,902)	(1,177,965)	(1,140,952)	(2,318,591)

Other income (expense)
Interest income	49,595	1,177	91,608	12,101
Other income	-	-	-	13,560
Total other income (expense)	49,595	1,177	91,608	25,661
Net loss from continuing operations	$(490,307)	$(1,176,788)	$(1,049,344)	$(2,292,930)
Net loss from discontinued operations	(37,390)	(201,046)	(204,510)	(411,028)
Net loss	$(527,697)	$(1,377,834)	$(1,253,854)	$(2,703,958)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	661	(13,696)	(4,770)	(18,856)
Comprehensive income (loss)	$(527,036)	$(1,391,530)	$(1,258,624)	$(2,722,814)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss per Share basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,095
Stock based compensation due to common stock purchase options	-	-	85,200	-	-	85,200
Foreign currency translation adjustment	-	-	-	(5,431)	-	(5,431)
Net loss for the three months ended November 30, 2022	-	-	-	-	(726,157)	(726,157)
Balance, November 30, 2022	53,198,399	53,198	82,661,202	(79,062)	(73,707,631)	8,927,707
Stock based compensation due to common stock purchase options	-	-	24,727	-	-	24,727
Foreign currency translation adjustment	-	-	-	661	-	661
Net loss for the three months ended February 28, 2023	-	-	-	-	(527,697)	(527,697)
Balance, February 28, 2023	53,198,399	$53,198	$82,685,929	$(78,401)	$(74,235,328)	$8,425,398

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022

Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225
Stock based compensation due to common stock purchase options	-	-	278,863	-	-	278,863
Foreign currency translation adjustment	-	-	-	(5,160)	-	(5,160)
Net loss for the three months ended November 30, 2021	-	-	-	-	(1,326,124)	(1,326,124)
Balance, November 30, 2021	53,198,399	53,198	81,030,703	(20,032)	(69,359,065)	12,504,804
Stock based compensation due to common stock purchase options	-	-	410,789	-	-	410,789
Foreign currency translation adjustment	-	-	-	(13,696)	-	(13,696)
Net loss for the three months ended February 28, 2022	-	-	-	-	(1,377,834)	(1,377,834)
Balance, February 28, 2022	53,198,399	$53,198	$82,241,492	$(33,728)	$(70,736,899)	$11,524,063

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
	2023	2022
Cash flows from operating activities
Net loss from continuing operations	$(1,049,344)	$(2,292,930)
Net loss from discontinued operations	(204,510)	(411,028)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	7,521	15,809
Stock based compensation expense	109,927	689,652
Changes in operating assets and liabilities:
Deferred research and development costs	101,403	(16,514)
Prepaid expenses and other assets	(82,736)	(141,585)
Accounts payable and accrued expenses	47,244	80,026
Related party payable	58,762	(84,693)
Net cash used in operating activities	(1,011,733)	(2,161,263)

Cash flows from investing activities
Purchase of short-term investments	(6,000,000)	-
Redemption of short-term investments	-	5,000,000
Capital expenditures	-	(584,235)
Net cash provided by (used in) investing activities	(6,000,000)	4,415,765
Effect of exchange rate changes on cash and cash equivalents	(505)	(10,928)
Net increase (decrease) in cash and cash equivalents	(7,012,238)	2,243,574
Cash and cash equivalents at beginning of period	8,077,849	7,127,456
Cash and cash equivalents at end of period	$1,065,611	$9,371,030

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

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of February 28, 2023, the Company had $7,065,611 of cash, cash equivalents, and short-term investments on hand, and working capital of $7,102,928. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of February 28, 2023, and for the three and six months ended February 28, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on August 30, 2023.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of February 28, 2023, results of operations, stockholders’ equity and cash flows for the three and six months ended February 28, 2023 and 2022. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As more fully described in Note 3, on January 13, 2023, the Board determined that it is in the best interests of the Company to discontinue operations in South Korea and to dissolve the Korean Subsidiary. In accordance with applicable accounting guidance, the results of the Korean Subsidiary are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Korean Subsidiary as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of August 31, 2022. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s second quarter in fiscal 2023 and 2022 ended on February 28, 2023 and 2022, respectively.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $7,065,611 of cash and short-term deposits as of February 28, 2023, including $118,296 held in the US and covered by FDIC insurance, and $6,946,280 held in Canadian bank accounts with $6,872,799 in excess of Canadian Deposit Insurance Corporation insured limits.

	February 28, 2023	August 31, 2022
Cash	$1,065,611	$8,077,849
Short-term investments	6,000,000	-
Total Cash and Short term investments	$7,065,611	$8,077,849

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of February 28, 2023, short-term investments consists of a 12-month $4,000,000 fixed-term deposit earning interest of 5.3%, a 12-month $1,500,000 fixed term deposit earning interest of 4.25%, and a 6-month $500,000 fixed-term deposit earning interest of 4.85% purchased in February 2023.

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

Recent accounting pronouncements not yet adopted

None.

Recently adopted accounting pronouncements

None.

NOTE 3 – Discontinued Operations

On January 13, 2023, the Board determined that it is in the best interests of the Company to discontinue operations in South Korea and to dissolve the Korean Subsidiary. The Company is working to dispose the Korean Subsidiary other than by sale in accordance with Accounting Standards Codification (“ASC”) 360-10-45-15, Long-Lived Assets to Be Disposed of Other Than by Sale

In accordance with ASC 205-20, Discontinued Operations, the results of the Korean Subsidiary are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss, and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Korean Subsidiary as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of August 31, 2022. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Operating expenses
Selling, general and administrative	$37,390	$155,930	$188,266	$305,484
Research and development	-	45,175	16,253	105,647
Total operating expenses	37,390	201,105	204,519	411,131

Other income
Interest income	-	59	9	103
Net loss from discontinued operations	$(37,390)	(201,046)	$(204,510)	$(411,028)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of August 31, 2022 and February 28, 2023:

	February 28, 2023	August 31, 2022
Current assets
Prepaid expenses and other current assets	$14,085	$43,599
Total current assets	14,085	43,599
Total assets	$14,085	$43,599

Current liabilities
Accounts payable and accrued expenses	$105,490	$57,585
Total current liabilities	$105,490	$57,585

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. Korean Subsidiary depreciation expense for the six months ended February 28, 2023 and 2022, and included in the consolidated statement of cash flow was $0 and $7,532, respectively. Capital expenditures in the six months ended February 28, 2023 and 2022 were $0 and $581,648, respectively.

NOTE 4 - Net Income (Loss) Per Share

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Stock options	6,707,400	6,781,800	6,707,400	6,781,800
Warrants	16,666,667	19,281,917	16,666,667	19,281,917
	23,374,067	26,063,717	23,374,067	26,063,717

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	February 28,	August 31,
	2023	2022
Computers, office equipment and software	$14,102	$14,102
Equipment	133,653	133,653
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,440,410	1,440,410
Accumulated depreciation	(117,940)	(110,418)
Property and equipment, net	$1,322,470	$1,329,992

During the three months ended February 28, 2023 and 2022, the Company recognized straight-line depreciation expense of $3,594 and $7,167, respectively. During the six months ended February 28, 2023 and 2022, the Company recognized straight-line depreciation expense of $7,521 and $15,809, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment. The Company is currently evaluating configuration options in order to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment may require additional payments of up to approximately $510,000.

NOTE 6 – Common Stock and Warrants

Common Stock

At February 28, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2023 and August 31, 2022 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	February 28, 2023	August 31, 2022	Exercise Price	Date of Issuance	Expiration
Series M	-	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	-	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	-	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	-	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	-	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	-	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	16,666,667	19,281,917

During the six months ended February 28, 2023, the Series M, N, P R, S-A and S Warrants expired unexercised.

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended February 28,
	2023	2022
Expected dividend yield	-	–
Expected stock price volatility	-	103.31%
Risk-free interest rate	-	1.16%
Expected term (in years)(simplified method)	-	5.75
Exercise price	-	$6.21
Weighted-average grant date fair-value	-	$4.92

A summary of the Company’s stock option activity for the six months ended February 28, 2023 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2022	6,761,400	4.01
Forfeitures and cancellations	(54,000)	4.53
Outstanding at February 28, 2023	6,707,400	4.00	2.88 years	-
Exercisable at February 28, 2023	6,646,400	4.01	2.89 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2023. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $1.48 on February 28, 2023 and no outstanding options have an exercise price below $1.48 per share, as of February 28, 2023, there is no intrinsic value in the Company’s outstanding stock options and vested options.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
Stock compensation expense:	2023	2022	2023	2022
Selling, general and administrative	$24,022	$389,557	$94,832	$647,187
Research and development	705	21,232	15,095	42,465
Total	$24,727	$410,789	$109,927	$689,652

As of February 28, 2023, the Company had $118,400 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.5 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	6.62	2.32	153,000	6.62	2.32
2.60	2,500,000	3.34	2.60	2,500,000	3.34	2.60
3.42	50,000	3.64	3.42	37,500	3.64	3.42
3.46	35,000	2.85	3.46	35,000	2.85	3.46
3.54	1,249,400	5.59	3.54	12,000,900	5.72	3.54
3.66	1,000,000	0.50	3.66	1,000,000	0.50	3.66
4.87	110,000	4.73	4.87	110,000	4.73	4.87
6.00	800,000	0.50	6.00	800,000	0.50	6.00
6.21	110,000	8.67	6.21	110,000	8.67	6.21
8.00	700,000	0.50	8.00	700,000	0.50	8.00
Total	6,707,400	2.88	4.00	6,646,400	2.89	4.01

NOTE 8 - Transactions with Related Persons

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company and executed a Separation and Release of Claims Agreement by and among the Company, VAMI and Mr. Bhogal. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. The Company recognized cash compensation expense of $0 and $258,005 during the three months ended February 28, 2023 and 2022, respectively related to the ECA. The Company recognized cash compensation expense of $0 and $524,505 during the six months ended February 28, 2023 and 2022, respectively related to the ECA.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while serving as a director totaled $43,750 and $43,750 for the three months ended February 28, 2023 and 2022, respectively, and $87,500 and $87,500 during the six months ended February 28, 2023 and 2022, respectively. As of February 28, 2023, the Company recognized a related party payable to Sierchio Law, LLP of $17,083, including $14,583 related to legal services and $2,500 related to the quarterly board fee for the three months ended February 28, 2023.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Commitments and Contingencies

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

NOTE 10 – Leases

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

As of February 28, 2023, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 28, 2023 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of February 28, 2023, the Company had a capitalized asset balance of $52,396 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our quarterly periods end on November 30, February 28, May 31, and August 31. Our operating results for the fiscal quarter ended February 28, 2023 may not be indicative of the results that may be expected for the fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2023 compared to 2022
	Three Months Ended February 28,		Increase /	Percentage
	2023	2022	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$335,580	$590,4449	$(254,870)	-43%
Research and development	179,596	176,727	2,689	2%
Stock compensation	24,727	410,789	(386,063)	-94%
Total Operating expense	$539,902	$1,177,965	$(801,778)	-54%

			2023 compared to 2022
	Six Months Ended February 28,		Increase /	Percentage
	2023	2022	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$649,253	$1,171,196	$(521,943)	-45%
Research and development	381,772	457,743	(75,971)	-17%
Stock compensation	109,927	689,652	(579,725)	-84%
Total Operating expense	$1,140,952	$2,318,591	$(1,177,639)	-51%

Comparison of the three and six months ended February 28, 2023 to the three and six months ended February 28, 2022

Selling, general and administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. During the three months ended February 28, 2023, compared to the three months ended February 28, 2022, SG&A costs decreased due to lower personnel costs ($261,000), professional fees ($11,000), offset by net increases in other administrative costs ($17,000). During the six months ended February 28, 2023, compared to the six months ended February 28, 2022, SG&A costs decreased due to lower personnel costs ($450,000), professional fees ($91,000), offset by net increases in other administrative costs ($19,000).

Research and development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 28, 2023, compared to the three months ended February 28, 2022, R&D costs increased as a result of a decrease in personnel ($13,000), offset by net increases in the CRADA and other costs ($16,000). During the six months ended February 28, 2023, compared to the six months ended February 28, 2022, R&D costs decreased primarily as a result of a decrease in personnel ($100,000), offset by net increases in the CRADA and other costs ($24,000).

Stock-based compensation

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

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $686,481 to $490,307 for the three months ended February 28, 2023 as compared to a net loss of $1,176,788 in the same period of the prior year. Consolidated net loss from continuing operations decreased $1,243,586 to $1,049,344 for the six months ended February 28, 2023 as compared to a net loss of $2,292,930 in the same period of the prior year. The decrease for the three and six months ended February 28, 2023 compared to 2022 is primarily due to lower costs related to stock compensation, personnel, and professional fees.

Net loss from discontinued operations

Net loss from discontinued operations of $37,390 in the three months ended February 28, 2023 is comprised of costs related to legal fees ($28,293) and administrative fees ($9,097). Net loss from discontinued operations of $201,046 in the three months ended February 28, 2022 is primarily comprised of costs related to SG&A ($155,930), and R&D ($45,175).

Net loss from discontinued operations of $204,510 in the six months ended February 28, 2023 is primarily comprised of costs related to legal fees ($92,171), SG&A ($96,095), and R&D ($16,253). Net loss from discontinued operations of $411,028 in the six months ended February 28, 2022 is primarily comprised of costs related to SG&A ($305,484), and R&D ($105,647).

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of February 28, 2023, the Company had cash, cash equivalents, and short-term investments of $7,065,611. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended February 28,		2023 compared
	2023	2022	to 2022
Net cash used in operating activities	$(1,011,733)	$(2,161,263)	$1,149,530
Net cash provided by (used) in investing activities	(6,000,000)	4,415,765	(10,415,765)
Effect of exchange rate changes on cash	(505)	(10,928)	10,423
Net increase (decrease) in cash and cash equivalents	$(7,012,238)	$2,243,574	$(9,255,812)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, realized gains or losses on disposal of property and equipment, impairments and the effect of changes in working capital. The amount of cash used during the six months ended February 28, 2023 compared to cash used during the six months ended February 28, 2022 decreased $1,149,530 due to an approximate decrease in cash layouts related to the Korea office ($299,000), US based personnel ($550,000), the CRADA ($90,000), and other working capital items ($210,000).

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, office equipment, leasehold improvements, and computers. During February 2023, we purchased $5,500,000 of twelve-month term deposits and $500,000 of a six-month term deposit. During 2022, the Company redeemed a $5,000,000 term deposit offset by $584,235 of capital expenditures.

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

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and six months ended February 28, 2023.

Related Party Transactions

See Note 8 to our consolidated financial statements for a discussion of our related party transactions.

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

Under supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of February 28, 2023. Based on that evaluation, our Acting Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures at the subsidiary level were not effective at a reasonable assurance level as of February 28, 2023, as discussed below.

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

As of February 28, 2023, our Acting Principal Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective at February 28, 2023 because of the material weaknesses described below.

Management identified control deficiencies at the subsidiary level that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of February 28, 2023:

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

Also, due to reductions in staffing at the Korean Subsidiary, there is inadequate segregation of duties consistent with control objectives. The Korean Subsidiary’s management is comprised of a single individual resulting in a situation where limitations of segregation of duties exist.

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

Remedies Employed as of February 28, 2023

Management has retained counsel in South Korea to provide legal services with respect to the recovery of its assets, and with the dissolution of the Korean Subsidiary as resolved by the Board on January 13, 2023.

Remedies Employed as of the Date of this Quarterly Report

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

