Form 10-Q
period 2023-05-31
SolarWindow Technologies, Inc.
filed 2023-10-10
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$493,271	$8,077,849
Short-term investments	6,000,000	-
Deferred research and development costs	110,563	153,799
Prepaid expenses and other current assets	219,818	87,232
Current assets of discontinued operations	13,894	43,599
Total current assets	6,837,546	8,362,479
Property and Equipment, net of accumulated depreciation of $121,534 and $110,418, respectively	1,318,876	1,329,992
Total assets	$8,156,422	$9,692,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$117,602	$60,791
Related party payables	41,383	-
Current liabilities of discontinued operations	101,290	57,585
Total current liabilities	260,275	118,376
Total liabilities	260,275	118,376

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at May 31, 2023 and August 31, 2022	53,198	53,198
Additional paid-in capital	82,710,657	82,576,002
Accumulated other comprehensive income (loss)	(78,131)	(73,631)
Retained deficit	(74,789,577)	(72,981,474)
Total stockholders' equity	7,896,147	9,574,095
Total liabilities and stockholders' equity	$8,156,422	$9,692,471

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENENSIVE LOSS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	383,227	559,164	1,127,313	2,377,548
Research and development	195,464	191,439	592,331	691,648
Total operating expenses	578,691	750,603	1,719,644	3,069,196
Loss from operations	(578,691)	(750,603)	(1,719,644)	(3,069,196)

Other income (expense)
Interest income	79,252	5,861	170,860	17,963
Other income	-	-	-	13,560
Total other income (expense)	79,252	5,861	170,860	31,523
Net loss from continuing operations	$(499,439)	$(744,742)	$(1,548,784)	$(3,037,673)
Net loss from discontinued operations	(54,810)	(891,743)	(259,320)	(1,302,771)
Net loss	$(554,249)	$(1,636,485)	$(1,808,104)	$(4,340,444)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	270	33,728	(4,500)	14,872
Comprehensive income (loss)	$(553,979)	$(1,636,757)	$(1,812,604)	$(4,325,572)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Loss per Share basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Common Stock
FOR THE NINE MONTHS ENDED MAY 31, 2023	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,095
Stock based compensation due to common stock purchase options	-	-	85,200	-	-	85,200
Foreign currency translation adjustment	-	-	-	(5,431)	-	(5,431)
Net loss for the three months ended November 30, 2022	-	-	-	-	(726,157)	(726,157)
Balance, November 30, 2022	53,198,399	53,198	82,661,202	(79,062)	(73,707,631)	8,927,707
Stock based compensation due to common stock purchase options	-	-	24,727	-	-	24,727
Foreign currency translation adjustment	-	-	-	661	-	661
Net loss for the three months ended February 28, 2023	-	-	-	-	(527,697)	(527,697)
Balance, February 28, 2023	53,198,399	53,198	82,685,929	(78,401)	(74,235,328)	8,425,398
Stock based compensation due to common stock purchase options	-	-	24,728	-	-	24,728
Foreign currency translation adjustment	-	-	-	270	-	270
Net loss for the three months ended May 31, 2023	-	-	-	-	(554,249)	(554,249)
Balance, May 31, 2023	53,198,399	$53,198	$82,710,657	$(78,131)	$(74,789,577)	$7,896,147

FOR THE NINE MONTHS ENDED MAY 31, 2022

Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225
Stock based compensation due to common stock purchase options	-	-	278,863	-	-	278,863
Foreign currency translation adjustment	-	-	-	(5,160)	-	(5,160)
Net loss for the three months ended November 30, 2021	-	-	-	-	(1,326,124)	(1,326,124)
Balance, November 30, 2021	53,198,399	53,198	81,030,703	20,032	(69,359,065)	12,504,804
Stock based compensation due to common stock purchase options	-	-	410,789	-	-	410,789
Foreign currency translation adjustment	-	-	-	(13,696)	-	(13,696)
Net loss for the three months ended February 28, 2022	-	-	-	-	(1,377,834)	(1,377,834)
Balance, February 28, 2022	53,198,399	53,198	82,241,492	(33,728)	(70,736,899)	11,524,063
Stock based compensation due to common stock purchase options	-	-	212,355	-	-	212,355
Foreign currency translation adjustment	-	-	-	33,728	-	33,728
Net loss for the three months ended May 31, 2022	-	-	-	-	(1,636,485)	(1,636,485)
Balance, May 31, 2022	53,198,399	$53,198	$82,453,847	$-	$(72,373,384)	$10,133,661

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
	2023	2022
Cash flows from operating activities
Loss from continuing operations	$(1,548,784)	$(3,037,673)
Loss from discontinued operations	(259,320)	(1,302,771)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	11,115	18,865
Stock based compensation expense	134,655	902,007
Impairment of assets	-	(674,200)
Changes in operating assets and liabilities:
Deferred research and development costs	43,236	(8,638)
Prepaid expenses and other assets	(102,596)	(48,699)
Security deposits	-	20,142
Accounts payable and accrued expenses	67,809	(11,102)
Related party payable	69,812	(85,167)
Net cash used in operating activities	(1,584,073)	(2,878,836)

Cash flows from investing activities
Purchase of short-term investments	(6,000,000)	-
Redemption of short-term investments	-	5,000,000
Capital expenditures	-	(601,598)
Net cash provided by (used in) investing activities	(6,000,000)	4,398,402
Effect of exchange rate changes on cash and cash equivalents	(505)	(14,527)
Net increase (decrease) in cash and cash equivalents	(7,584,578)	1,505,039
Cash and cash equivalents at beginning of period	8,077,849	7,127,456
Cash and cash equivalents at end of period	$493,271	$8,632,495

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

Liquidity and Management’s Plan

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of May 31, 2023, the Company had $6,493,271 of cash, cash equivalents, and short-term investments on hand, and working capital of $6,577,271. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of May 31, 2023, and for the three and nine months ended May 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on August 30, 2023.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of May 31, 2023, results of operations, stockholders’ equity and cash flows for the three and nine months ended May 31, 2023 and 2022. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As more fully described in Note 3, 0n January 13, 2023, the Board determined that it is in the best interests of the Company to discontinue operations in South Korea and to dissolve the Korean Subsidiary. In accordance with applicable accounting guidance, the results of the Korean Subsidiary are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Korean Subsidiary as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of August 31, 2022. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s third quarter in fiscal 2023 and 2022 ended on May 31, 2023 and 2022, respectively.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $6,493,271 of cash and short-term deposits as of May 31, 2023, including $62,632 held in the US and covered by FDIC insurance, and $6,429,708 held in Canadian bank accounts with $6,356,195 in excess of Canadian Deposit Insurance Corporation insured limits.

	May 31,	August 31,
	2023	2022
Cash	$493,271	$8,077,849
Short-term investments	6,000,000	-
Total cash and short-term investments	$6,493,271	$8,077,849

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of May 31, 2023, short-term investments consists of a 12-month $4,000,000 fixed-term deposit earning interest of 5.3%, and a 12-month $1,500,000 fixed term deposit earning interest of 4.25% purchased in February 2023.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Operating expenses
Selling, general and administrative	$54,810	$217,543	$243,076	$523,027
Research and development	-	-	16,253	105,647
Total operating expenses	54,810	217,543	259,329	628,674

Other income
Interest income	-	-	9	103
Impairment of assets	-	(674,200)	-	(674,200)
Net loss from discontinued operations	$(54,810)	(891,743)	$(259,320)	$(1,302,771)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of August 31, 2022 and May 31, 2023:

	May 31, 2023	August 31, 2022
Current assets
Prepaid expenses and other current assets	$13,894	$43,599
Total current assets	13,894	43,599
Total assets	$13,894	$43,599

Current liabilities
Accounts payable and accrued expenses	$101,290	$57,585
Total current liabilities	$101,290	$57,585

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. Korean Subsidiary depreciation expense for the nine months ended May 31, 2023 and 2022, and included in the consolidated statement of cash flow was $0 and $7,532, respectively. Capital expenditures in the nine months ended May 31, 2023 and 2022 were $0 and $581,648, respectively.

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Stock options	6,707,400	6,781,800	6,707,400	6,781,800
Warrants	16,666,667	19,281,917	16,666,667	19,281,917
Total anti dilutive shares	23,374,067	26,063,717	23,374,067	26,063,717

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	May 31,	August 31,
	2023	2022
Computers, office equipment and software	$14,102	$14,102
Equipment	133,653	133,653
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,440,410	1,440,410
Accumulated depreciation	(121,534)	(110,418)
Property and equipment, net	$1,318,876	$1,329,992

During the three months ended May 31, 2023 and 2022, the Company recognized straight-line depreciation expense of $3,594 and $3,057, respectively. During the nine months ended May 31, 2023 and 2022, the Company recognized straight-line depreciation expense of $11,115 and $18,865, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment. The Company is currently evaluating configuration options in order to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment may require additional payments of up to approximately $510,000.

NOTE 6 – Common Stock and Warrants

Common Stock

At May 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2023 and August 31, 2022 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	May 31,	August 31,	Weighted Average	Date of
Description	2023	2022	Exercise Price	Issuance	Expiration
Series M	-	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	-	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	-	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	-	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	-	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	-	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	16,666,667	19,281,917

During the nine months ended May 31, 2023, the Series M, N, P R, S-A and S Warrants expired unexercised.

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended May 31,
	2023	2022
Expected dividend yield	-	-
Expected stock price volatility	-	103.31%
Risk-free interest rate	-	1.16%
Expected term (in years)(simplified method)	-	5.75
Exercise price	-	$6.21
Weighted-average grant date fair-value	-	$4.92

A summary of the Company’s stock option activity for the nine months ended May 31, 2023 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2022	6,761,400	4.01
Forfeitures and cancellations	(54,000)	4.53
Outstanding at May 31, 2023	6,707,400	4.00	2.63	-
Exercisable at May 31, 2023	6,656,050	4.01	2.63	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2023. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.26 on May 31, 2023 and no outstanding options have an exercise price below $0.26 per share, as of May 31, 2023, there is no intrinsic value in the Company’s outstanding stock options and vested options.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
Stock compensation expense:	2023	2022	2023	2022
Selling, general and administrative	$24,023	$389,557	$118,855	$838,309
Research and development	705	21,232	15,800	63,698
Total	$24,728	$410,789	$134,655	$902,007

As of May 31, 2023, the Company had $93,672 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.25 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	6.36	2.32	153,000	6.36	2.32
2.60	2,500,000	3.09	2.60	2,500,000	3.09	2.60
3.42	50,000	3.39	3.42	37,500	3.39	3.42
3.46	35,000	2.60	3.46	35,000	2.60	3.46
3.54	1,249,400	5.34	3.54	1,210,550	5.44	3.54
3.66	1,000,000	0.25	3.66	1,000,000	0.25	3.66
4.87	110,000	4.48	4.87	110,000	4.48	4.87
6.00	800,000	0.25	6.00	800,000	0.25	6.00
6.21	110,000	8.41	6.21	110,000	8.41	6.21
8.00	700,000	0.25	8.00	700,000	0.25	8.00
Total	6,707,400	2.63	4.00	6,632,650	2.63	4.01

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of directors. Mr. Bhogal has provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company and executed a Separation and Release of Claims Agreement by and among the Company, VAMI and Mr. Bhogal. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. The Company recognized cash compensation expense of $0 during the three months ended May 31, 2023 and 2022, respectively related to the ECA. The Company recognized cash compensation expense of $0 and $524,505 during the nine months ended May 31, 2023 and 2022, respectively related to the ECA.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s General Counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services. Mr. Sierchio resigned from the Board effective October 22, 2018, and was reappointed on October 1, 2020. Fees for legal services billed by Sierchio Law, LLP while serving as a director totaled $58,049 and $43,750 for the three months ended May 31, 2023 and 2022, respectively, and $145,549 and $131,250 during the nine months ended May 31, 2023 and 2022, respectively. As of May 31, 2023, the Company recognized a related party payable to Sierchio Law, LLP of $31,383, including $28,883 related to legal services and $2,500 related to the quarterly board fee for the three months ended May 31, 2023.

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

As of May 31, 2023, the Company has not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the period ended May 31, 2023 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Except where the context otherwise requires, and for purposes of this Form 10-Q only, the terms “we,” “us,” “our,” “Company” “our Company,” and “SolarWindow” refer to SolarWindow Technologies, Inc., a Nevada corporation.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021 and extends the date of completion to December 31, 2024. As of May 31, 2023, the Company had a capitalized asset balance of $110,563 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our quarterly periods end on November 30, February 28, May 31, and August 31. Our operating results for the fiscal quarter ended May 31, 2023 may not be indicative of the results that may be expected for the fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2023 compared to 2022
	Three Months Ended May 31,		Increase /	Percentage
	2023	2022	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$359,204	$368,042	$(8,838)	-2%
Research and development	194,759	170,206	24,553	14%
Stock compensation	24,728	212,355	(187,627)	-88%
Total Operating expense	$578,691	$750,603	$(171,912)	-23%

			2023 compared to 2022
	Nine Months Ended May 31,		Increase /	Percentage
	2023	2022	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$1,008,458	$1,539,239	$(530,781)	-34%
Research and development	576,531	627,950	(51,419)	-8%
Stock compensation	134,655	902,007	(767,352)	-85%
Total Operating expenses	$1,719,644	$3,069,196	$(1,349,552)	-44%

Comparison of the three and nine months ended May 31, 2023 to the three and nine months ended May 31, 2022

Selling, general and administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the three months ended May 31, 2023, compared to the three months ended May 31, 2022, SG&A costs decreased due to lower personnel costs ($28,000), offset by increases in professional fees and other administrative costs ($19,000). During the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022, SG&A costs decreased due to lower personnel costs ($478,000), and professional fees ($87,000), offset by increases of other administrative costs ($34,000).

Research and development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2023, compared to the three months ended May 31, 2022, R&D costs increased primarily as a result of an increase in CRADA costs. During the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022, R&D costs decreased primarily as a result of lower personnel costs ($100,000), offset by net increases in CRADA and other costs ($48,000).

Stock-based compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased primarily due to current year expense excluding compensation expense related to the 2,500,000 stock purchase options granted in the fourth quarter of fiscal year ended August 31, 2020 to Mr. John Rhee, former President, CEO and Chairman.

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $245,303 to $499,439 for the three months ended May 31, 2023 as compared to a net loss of $744,742 in the same period of the prior year. Consolidated net loss from continuing operations decreased $1,488,889 to $1,548,784 for the nine months ended May 31, 2023 as compared to a net loss of $3,037,673 in the same period of the prior year. The decrease for the three and nine months ended May 31, 2023 compared to 2022 is primarily due to lower costs related to stock compensation, personnel, and professional fees.

Net loss from discontinued operations

Net loss from discontinued operations of $54,810 in the three months ended May 31, 2023 is primarily comprised of costs related to legal fees. Net loss from discontinued operations of $259,320 in the nine months ended May 31, 2023 is primarily comprised of costs related to legal and accounting fees ($148,418), other SG&A ($94,658), and R&D ($16,253).

Net loss from discontinued operations of $259,320 in the nine months ended May 31, 2023 is primarily comprised of costs related to legal and accounting fees ($148,418), other SG&A ($94,658), and R&D ($16,253). Net loss from discontinued operations of $1,302,771 in the nine months ended May 31, 2022 is primarily comprised of costs related to SG&A ($523,027), R&D ($105,647) and the impairment of assets ($674,200).

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of May 31, 2023, the Company had cash, cash equivalents, and short-term investments of $6,493,271. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended May 31,		2023 compared
	2023	2022	to 2022
Net cash used in operating activities	$(1,584,073)	$(2,878,836)	$1,294,763
Net cash provided by (used) in investing activities	(6,000,000)	4,398,402	(10,398,402)
Effect of exchange rate changes on cash	(505)	(14,527)	14,022
Net increase (decrease) in cash and cash equivalents	$(7,584,578)	$1,505,039	$(9,089,617)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, impairments and the effect of changes in working capital. The amount of cash used during the nine months ended May 31, 2023 compared to cash used during the nine months ended May 31, 2022 decreased $1,294,763 due to an approximate decrease in cash layouts related to the Korea office ($518,000), US based personnel ($578,000), and working capital items ($199,000).

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, office equipment, leasehold improvements, and computers. During February 2023, we purchased $5,500,000 of twelve-month term deposits and $500,000 of a six-month term deposit. During 2022, the Company redeemed a $5,000,000 term deposit offset by $601,598 of capital expenditures.

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

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2023.

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

Under supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of May 31, 2023. Based on that evaluation, our Acting Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures at the subsidiary level were not effective at a reasonable assurance level as of May 31, 2023, as discussed below.

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

As of May 31, 2023, our Acting Principal Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective at May 31, 2023 because of the material weaknesses described below.

Management identified control deficiencies at the subsidiary level that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of May 31, 2023:

The degree of compliance with established policies and procedures had deteriorated at the Korean Subsidiary. Due to jurisdictional challenges of operating the Korean Subsidiary from the U.S., the Company relied upon the cooperation of the Korean Subsidiaries former management to maintain adherence to and comply with the documented internal control procedures, including the dissemination of its financial results and support thereof to SolarWindow Technologies, Inc, the parent company, for purposes of consolidating the Company’s financial results. Management is unable to assess compliance with the Korean Subsidiary’s documented and established policies and procedures due to the former management of the Korean Subsidiary failing to provide the financial information required for consolidation thereby resulting in the inability of the Company’s auditors to complete their review procedures of the Korean Subsidiary.

Also, due to reductions in staffing at the Korean Subsidiary, there was inadequate segregation of duties consistent with control objectives. The Korean Subsidiary’s management was comprised of a single individual resulting in a situation where limitations of segregation of duties exist.

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

Remedies Employed as of May 31, 2023 and the Date of this Quarterly Report

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management believes that the remedies noted above, including the removal of the former Korean Subsidiary management, installation of trusted individuals, and the engagement of professional accountants during the Company’s fourth quarter will have a positive material impact on the Company’s internal control over financial reporting as of its year ended August 31, 2023.

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

