Form 10-K
period 2023-08-31
SolarWindow Technologies, Inc.
filed 2023-11-21
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2023, was $25,648,000.

As of November 10, 2023, 53,198,399 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2023 and 2022

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

The Company periodically reviews its intellectual property portfolio in order to ensure that its portfolio remains germane to its continuing business and operations and, as a cost saving measure, and if warranted, sell or abandon any intellectual property which is no longer useful or relevant to the Company’s commercialization efforts or to more fully protect the Company’s intellectual property portfolio.

As of the date of the Annual Report, our proprietary technologies are the subject of eleven (11) granted United States patents, nineteen (19) granted patents in non-U.S. jurisdictions, and eight (8) U.S. and twelve (12) non-U.S. pending patent applications. If maintained to their full term our issued patents are scheduled to expire on various dates between January 2030 and April 2040. These dates are subject to change depending on the Company’s current and future patent application filings and the Company’s discretion to maintain its various intellectual property assets in accordance with its corporate interests and goals. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities. Some aspects of LiquidElectricity® Coatings and related processes, technologies and products involve proprietary trade secrets of the Company.

Additionally, the Company has filed various trademark registrations and applications for use in commerce.

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

Item 1A. Risk Factors

Risk Factors

The following risk factors and the forward-looking statements elsewhere in this annual report should be read carefully in connection with evaluating the business of the Company. A wide range of events and circumstances could materially affect our overall performance and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this annual report, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and potential profitability. These risk factors may be amended, supplemented, or superseded from time to time in filings and reports that we file with the SEC in the future.

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

We have experienced and continue to experience negative cash flows from operations. We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss of $2,396,395 and $4,948,533 for our fiscal years ended August 31, 2023 and 2022, respectively. As of August 31, 2023, we had cash and short-term investments of $5,992,610 and working capital of $6,017,272. Based on management’s assessment, the Company has sufficient cash and short-term investments to meet its current funding requirements over the next twelve months following the date of this annual report, to meet our projected product development and fabrication goals during this period. However, our current cash and short-term investments may not be sufficient to permit us to maintain or expand our operations beyond this period.

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

To obtain financing as needed, we may enter into transactions that may dilute the ownership interest of our current stockholders.

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

Ultimately, the development and commercialization of our technology is subject to a variety of risks that are particular to the development and commercialization of any novel technology, the occurrence of any one of which may adversely affect our operations. These risks include, but are not limited to, the following:

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

Commercialization of our technology will require significant further research, development, and testing as we must ascertain whether our technology can form the basis for a commercially viable technology or product. If our research and development efforts fail to prove the commercial viability of our technology, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value and you may lose your investment. We anticipate remaining engaged in technology and product development for the foreseeable future.

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

The solar power market is intensely competitive and rapidly evolving. Some of our competitors are better capitalized or have more employees than we do; and, unlike us, some have established market positions for their products. There are a number of companies that produce solar power and alternative energy products, which may be competitive with those that we are seeking to develop. Additionally, some of our competitors may be developing or currently producing products based on new solar power and alternative energy technologies that may have a cost basis similar to, or lower than, our projected product costs.

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

As noted above, some of our current (and potential competitors) have significantly greater resources and better competitive positions in certain markets than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. See “Our Business.”

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

The alternative and renewable energy industry is rapidly evolving and highly competitive. Our failure to refine or advance our technologies, and to develop and introduce new products on a timely basis could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. We will need to invest significant financial resources in additional technology research & development, and product development to keep pace with technological advances in the industry and to compete in the future; however, we may be unable to secure such financing. We believe that a variety of competing solar and alternative or renewable energy technologies may be in development by other companies that could result in lower manufacturing costs and/or higher product performance than those expected for our products. Our development efforts may be hindered or rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of transparent electricity-generating products.

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

If our OPV solar power or light energy harvesting technologies prove unsuitable for widespread commercial deployment or if demand for such power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for such products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of organic solar photovoltaic light energy capture and conversion products, including, without limitation, the following:

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

Our business model and strategy are based on growth through in-licensing, out-licensing, cross-licensing, acquisitions, joint ventures, and mergers. External growth transactions are inherently risky because of the difficulties that may arise in integrating people, operations, technologies and products, and the related acquisition, administrative and other costs.

As noted above, on a going forward basis, we plan to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.

As part of our business strategy, we intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. However, we have not made any acquisitions to date, and, as a result, our ability to acquire and integrate larger or more significant companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any acquisitions that we consummate may not achieve our goals and could be viewed negatively by investors. In addition, if we fail to successfully integrate any acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

In September 2020, the Company established SolarWindow Asia Co. Ltd., its indirectly, wholly owned South Korean subsidiary (the “Korean Subsidiary”). The Company experienced difficulties in Korea that ultimately resulted in the Board electing to shut down the Korean Subsidiary. The Company has engaged Korea-based legal counsel and accountants to assist it in winding down the Korea operations and gathering the data necessary to meet its financial reporting requirements. The Company may incur significant future costs related to the closure, and/or potential unknown liabilities which may remain undisclosed by its former Chairman and Chief Executive Officer. Currently, the company is not able to determine when the closure of its Korea Subsidiary will be final.

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

International expansion would expose the Company to risks which could have a material impact on our overall operations and ultimate success. These risks, include:

•	protection of intellectual property and trade secrets in foreign jurisdictions in which our US based protections may not be generally recognized or otherwise enforceable;
•	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;
•	fluctuations in currency exchange rates;
•	enhanced difficulties of integrating any foreign acquisitions;
•	the burden of complying with and changes in U.S. or international taxation policies;
•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•	political, social, or economic instability;
•	compliance with statutory equity requirements and management of tax consequences.
•	the impact of public health epidemics on employees and the global economy, such as the coronavirus;
•	difficulties in staffing and managing international operations;
•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
•	risks related to and the burdens of complying with the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement.

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

Risks Related to Compliance with Laws and Regulations

Our products or the application thereof will be subject to environmental, occupational safety & health regulations, including but not limited to Underwriter Laboratory (UL) Certification, European Conformity (CE) Certification, electrical codes, and other state and federal, European Union (EU), and other Country regulations dealing with, among other matters, harmful or hazardous materials.

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

Moreover, should there be a violation of the Securities Laws & Regulations, we may be subject to fines, penalties and other sanctions that could adversely impact our ability to continue our research, product development and commercialization efforts.

Risks Related to our Intellectual Property

Our ability to operate profitably is directly related to our ability to develop, protect, and perfect rights in and to our proprietary technology.

We rely on a combination of trademark, trade secret, nondisclosure, know-how, copyright, and patent law to protect our technology, which may afford only limited protection.

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

We intend to apply for additional patents for our technologies, applications, processes, and products, as we deem appropriate. We may, however, fail to apply for patents on important technologies, products, or processes in a timely manner, if at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products, processes, or technologies. In addition, the patent positions of alternative energy technology companies are highly uncertain and involve complex legal and factual questions for which important legal principles and regulations or policies remain unresolved. As a result, the validity and enforceability of our patents cannot be predicted with certainty. In addition, we cannot guarantee that:

•	we were the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	we will be able to reduce an invention to fabrication and product practice required for formation beyond conception;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications will result in issued patents;
•	any of our patents will be valid or enforceable;
•	any patents issued to us will provide us with any competitive advantages, or will not be challenged by third parties; and
•	we will develop additional proprietary technologies, products, or processes that are patentable, or the patents of others will not have an adverse effect on our business.

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

Our success will depend, to a significant degree, on our ability to secure and protect intellectual property rights and enforce patent and trademark protections relating to our technology. While we believe that the protection of patents and trademarks is important to our business, we also rely on a combination of copyright, trade secret, nondisclosure and confidentiality agreements, know-how and continuing technological innovation to maintain a competitive position. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. This could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could materially harm our business and financial condition. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States of America.

We may be accused of infringing the intellectual property rights of others.

We cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties with respect to our current or future technological developments. Any such claims could be time-consuming, result in costly litigation and could ultimately lead to a determination that our technology, or any of its derivatives, infringes on a third party's patent rights.

We may need to curtail or cease operations if, in the future, we are unable to obtain additional licenses pursuant to our collaborative development agreements required to maintain our rights to market products, if any, developed by us.

We may not retain all rights to developments, inventions, patents, and other proprietary information resulting from any collaborative arrangements, whether in effect as of the date hereof or which may be entered into at some future time with third parties. As a result, we may be required to license such developments, inventions, patents, or other proprietary information from such third parties, possibly at significant cost to us. Our failure to obtain and maintain any such licenses could have a material adverse effect on our business, financial condition, and results of our operations. In particular, the failure to obtain a license could prevent us from using or commercializing our technology.

Our proprietary rights may not adequately protect our technologies and products.

Our commercial success will depend, in part, on our ability to obtain patents and/or regulatory exclusivity and maintain adequate protection for our technologies and products in the United States of America and other countries. Our ability to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Risks Related to Our Personnel and Management

We are dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management, technical, and scientific personnel (“Personnel”) is intense in our industry. Future success depends in part on our ability to attract, hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the OPV space with focus in our technologies and products. A key risk is our ability to anticipate our needs for certain key competences and to implement human resource solutions to recruit, hire, or improve these competences. If we are not successful in hiring and retaining qualified Personnel, our ability to execute on our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

Due to the fact each of our three directors conducts outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities, which may hinder our achieving our business objectives.

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

Due to our small size each of our officers and consultants has a significant influence on our operations and access to sensitive information, which, if an officer or consultant goes rogue, could result in significant damage to, without limitation, the Company’s operations, reputation, financial health, and security of our intellectual property.

Due to our small size, each of our officers and consultants exercises a significant degree of authority and influence on our operations, and has access to highly sensitive information, including related to our intellectual property and access to the Company’s assets. While the Company has implemented various operating procedures and a Code of Ethics and Business Conduct that each person affiliated with the Company is required to review and sign, the Company has no direct control over individual persons actions can make no assurance that one of our officers and consultants will adhere to our operating procedures or act in a manner that is consistent with our Code of Ethics. Nor can the Company provide assurance that an officers and a consultant or a former officers and a consultant may take deliberate action(s) to harm the Company. The potential damages that may result from these unintentional or intentional acts could be materially adverse and result in, but not limited to, loss of capital, loss of assets, weakened intellectual property position because of leaked information, and reputational harm.

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

Until our Common Stock is listed on an exchange, we expect to remain eligible for quotation on the OTCPK or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations for our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of your shares. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners. Please refer to “Our common stock is currently quoted on the OTCPK (Current Information) which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock” below.

Our common stock is currently quoted on the OTCPK (Current Information) which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock.

The OTCPK (Current Information) is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock. Unless and until we file an application for listing of our shares on a national stock exchange or the OTCQB and such an application is accepted (as to which there is no assurance), we expect that our stock will continue to trade on the OTCPK (Current Information).

Our common stock is not registered for trading on any national stock exchange and thus, should the price of our stock on the OTCPK (Current Information) fall below five dollars per share and our net tangible assets fall below two million dollars our stock may be deemed a “penny stock,” in which case, you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

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

The value of our net tangible assets for the fiscal years ended August 31, 2023, and 2022 was approximately $7,563,000 and $9,539,000, respectively. Accordingly, we do not believe our stock is a penny stock. And if we continue to satisfy at least one of the foregoing exemptions, our common stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our common stock would be considered a “penny stock.”

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

Our common stock currently trades on the OTC Pink (Current Information) under the symbol “WNDW;” there is limited and sporadic trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of the holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

The trading price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2019, through November 10, 2023, the stock price of our common stock has ranged from a low of $0.01 to a high of $39.20 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this report, factors that may cause volatility in our share price include:

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

The trading market for our common stock , which is highly volatile, may depend in part on the research and reports that securities or industry analysts publish about us or our business, markets, or competitors. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market after the filing of a Form S-1, or pursuant to Rule 144, the perception that these sales could occur, could adversely affect the market price of our common stock, and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing stockholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities Act.

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

Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If our reputation, culture, or image is tarnished or receives negative publicity (whether accurate or not), then our business, financial condition, results of operations and liquidity could be materially adversely affected.

As a smaller reporting company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

Generally, a “smaller reporting Company” or (“SRC”) is a company that as of the last business day of its most recently completed second quarter: (i) Had a public float of less than $250 million; or (ii) Had annual revenues of less than $100 million and either: (A) No public float; or (B) A public float of less than $700 million. On February 28, 2023, we had a public float of $25,648,000.

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

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, our Chairman and director, beneficially owns approximately 72.68% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this report, Kalen Capital Holdings LLC, a wholly owned subsidiary of KCC, a private corporation solely owned by Harmel S. Rayat, beneficially owned 50,705,598 shares (inclusive of 16,566,667 shares issuable upon exercise of outstanding warrants), or approximately 72.68% of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 34,138,931shares of our total issued and outstanding 53,198,399 shares, can exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay, prevent, or cause a change in control should Mr. Rayat sell all or a portion of his shares of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock, possibly cause acceleration of vesting of outstanding options, result in limits to the utilization of our net operating loss, and may adversely affect your investment. In addition, Mr. Rayat could use his voting influence to maintain our existing management and Board of Directors (“Board”) in office, or support or reject other management and Board members) proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered and registered financing transactions.

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

As of November 10, 2023, we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 4,207,400 shares of our common stock. The exercise prices of these options range from $2.32 to $6.21 per share. 3,813,000 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our common stock currently outstanding.

As of November 10, 2023, we had outstanding warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 16,666,667 shares of common stock with exercise price of $1.70 per share. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

Because we do not intend to pay dividends for the foreseeable future, you should not purchase our shares if you are seeking dividend income.

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

Because Mr. Harmel S. Rayat, our majority stockholder by virtue of his sole ownership KCC, has been named a defendant, along with RenovaCare, Inc. (a company whose majority stockholder is also Mr. Rayat by virtue of his sole ownership of KCC) and certain other individuals in an enforcement action filed by the SEC in May 2021 (the “Enforcement Action”), the Company has and may incur ancillary legal costs.

Although not named as a defendant in the Enforcement Action, the Company has incurred approximately $145,000 in legal fees pertaining to counsel’s privilege review of Company related documentation that has been or may be produced to the SEC by Mr. Rayat, KCC and others in the Enforcement Action and related matters.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is quoted on the OTC Pink (Current Information) under the symbol “WNDW.” Our warrants to purchase common stock are not currently traded on any market.

As of November 10, 2023, there were 100 stockholders of record of our common stock, and the closing price of our common stock was $0.70 per share as reported on the OTC Pink (Current Information). Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any dividends on our common stock and our Board presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board considering conditions, then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

2006 Incentive Stock Option Plan (Equity Compensation Plan Approved by Security Holders)

On October 10, 2006, the Board adopted and approved, and on February 7, 2011, shareholders owning a majority of our issued and outstanding stock approved, our 2006 Incentive Stock Option Plan (the “2006 Plan”) that provided for the grant of stock awards, restricted stock purchase offers and stock options to employees, directors, officers, and consultants. On February 1, 2021, the Board extended the 2006 Plan for a period of two years. On January 13, 2023, the Board extended the 2006 Plan for two months. The 2006 Plan expired on March 17, 2023. The 2006 Plan provided for the granting of options to purchase a maximum of 15,000,000 shares of our common stock. Stock options granted to employees under the 2006 Plan generally vest over zero to five years or as otherwise determined by the plan administrator. Stock options to purchase shares of our common stock expire no later than ten years after the date of the grant.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,207,400	(2)	$3.04	-
Equity compensation plans not approved by security holders	-		-	-
Total	4,207,400		$3.04	-

(1) Consists of grants under the 2006 Plan as of August 31, 2023.

(2) Please refer to ITEM 8, Financial Statements “NOTE–7 - STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of August 31, 2023, the Company had a capitalized asset balance of $56,698 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Year ended August 31, 2023, compared to the year ended August 31, 2022

A summary of our operating expenses for the years ended August 31, 2023, and 2022 follows:

			2023 compared to 2022
	Years Ended August 31,		Change	Percentage
	2023	2022	($)	Change
Operating expenses:
Selling, general & administrative	$1,403,300	$1,906,534	$(503,234)	-26%
Research and development	748,322	817,046	(68,724)	-8%
Stock compensation	159,382	1,024,162	(864,780)	-84%
Total Operating expense	$2,311,004	$3,747,742	$(1,436,738)	-38%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the year ended August 31, 2023, compared to the year ended August 31, 2022, SG&A costs decreased due to lower personnel costs ($495,000), and professional fees ($44,000), offset by net increases in other administrative costs ($36,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the year ended August 31, 2023, compared to the year ended August 31, 2022, R&D costs decreased primarily as a result of lower personnel costs ($100,000), offset by net increases in CRADA costs ($31,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased primarily due to current year expense excluding compensation related to the prior year which included expense related to 2,500,000 stock purchase options granted in the fourth quarter of fiscal year ended August 31, 2020, Mr. John Rhee, former President, CEO and Chairman and the tailing off of expense as a result of most other option grants becoming fully vested in our first quarter of fiscal 2023.

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $1,624,570 to $2,064,513 for the year ended August 31, 2023, as compared to a net loss of $3,689,083 in the same period of the prior year. The decrease for the year ended August 31, 2023, compared to 2022 is primarily due to lower costs related to stock compensation, personnel, and professional fees.

Net loss from discontinued operations

Net loss from discontinued operations of $331,882 in the year ended August 31, 2023, is primarily comprised of costs related to legal and accounting fees ($221,000), personnel ($89,000), and other SG&A ($22,000). Net loss from discontinued operations of $1,259,450 in the year ended August 31, 2022, is primarily comprised of costs related to SG&A ($628,000), legal fees ($66,000), R&D ($185,000), and the impairment of assets ($380,000).

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of August 31, 2023, and 2022, the Company had cash and short-term investments of $5,992,610 and $8,077,849, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Years Ended August 31,
	2023	2022	Change
Net cash used in operating activities	$(2,084,734)	$(3,640,810)	$1,556,076
Net cash provided by (used in) investing activities	(5,500,000)	4,643,034	(10,143,034)
Effect of exchange rate changes on cash and cash equivalents	(505)	(51,831)	51,326
Net increase (decrease) in cash and cash equivalents	$(7,585,239)	$950,393	$(8,535,632)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, impairments and the effect of changes in working capital. The amount of cash used during the year ended August 31, 2023 compared to cash used during the year ended August 31, 2022 decreased $1,556,076 due to an approximate decrease in cash layouts related to the Korea office ($702,000), US based personnel ($595,000), CRADA advances ($90,000), other SG&A costs ($49,000), and working capital ($151,000), offset by increased R&D ($31,000) and working capital items ($199,000).

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, office equipment, leasehold improvements, and computers. During February 2023, we purchased $5,500,000 of twelve-month term deposits and $500,000 of a six-month term deposit. During 2022, the Company redeemed a $5,000,000 term deposit offset by $356,966 of capital expenditures.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2023 and 2022.

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

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note–8 - Transactions With Related Persons” to our Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Under supervision and with the participation of the Acting Principal Executive Officer and Principal Financial Officer (“Management”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of August 31, 2023. Based on that evaluation, Management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of Management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2023, Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management concluded that our internal control over financial reporting was effective as of August 31, 2023.

Background

As of our fiscal year ended August 31, 2022, and through our third quarter ended May 31, 2023, Management concluded that our internal control over financial reporting was ineffective due to control deficiencies at the subsidiary level that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of August 31, 2022, and for the nine months ended May 31, 2023:

Due to jurisdictional challenges of operating the Korean Subsidiary from the U.S., the Company relied upon the cooperation of the Korean Subsidiary’s management to maintain adherence to and compliance with the documented internal control procedures, including the dissemination of its financial results and support thereof to the Company, for purposes of consolidating the Company’s financial results. Management is unable to assess compliance with the Korean Subsidiary’s documented and established policies and procedures due to the management of the Korean Subsidiary failing to provide the financial information required for consolidation thereby resulting in the inability of the Company’s auditors to complete their audit of the Korean Subsidiary.

Also, due to reductions in staffing during 2022 at the Korean Subsidiary, there were inadequate segregation of duties consistent with control objectives. The Korean Subsidiary’s management is comprised of a single individual resulting in a situation where limitations of segregation of duties existed. To remedy this situation, the Korean Subsidiary would need to hire additional staff to provide greater segregation of duties.

Accordingly, because of identifying the above material weaknesses we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

On May 25, 2023, management engaged a large, professional Korean accounting firm (the “Korean Accountants”) to provide accounting services, financial reporting, and assist with the dissolution of the Korean subsidiary.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption from section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

There were changes to the Company’s internal control over financial reporting with respect to the Korean Subsidiary that occurred during the Company’s most recent fiscal quarter ended August 31, 2023, that materially affected the Company’s internal control over financial reporting. The changes to the internal controls over financial reporting at the Korean Subsidiary include the transfer of oversight for all accounting and reporting functions from the management of the Korean Subsidiary to Management. Additionally, the Company considers the operations of the Korean subsidiary to no longer be material.

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

Name	Age	Current Position With Us	Director or Officer Since
Harmel S. Rayat	62	Chairman and Director	January 13, 2023
Bob Levine	74	Director	December 7, 2018
Joseph Sierchio	74	Director	October 1, 2020
Justin Frere, CPA	51	Treasurer, Interim Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 5, 2019
Amit Singh	43	Vice President (Acting Principal Executive Officer)	February 2021

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

We have adopted an Amended and Restated Insider Trading Policy (the “ITP”) that applies to all officers, directors, employees, and other persons, such as contractors or consultants who have access to material nonpublic information. The ITP also applies to family members, other members of a person’s household and entities controlled by a person covered by the ITP. The purpose of the ITP is to provide guidelines with respect to transactions in the Company’s securities and the handling of material nonpublic information about the Company and the companies with which the Company does business. The Company’s Board of Directors has adopted this Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information. Oversight and implementation of the ITP is performed by the Board and Interim CFO.

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

Board Leadership Structure

We currently have one executive officer, the Interim CFO and Secretary, and three directors; one of which is independent. At present, Mr. Amit Singh serves as our Acting Executive Officer. Mr. Sierchio serves as the Representative Director of SolarWindow Asia Co., Ltd. Actions taken by SolarWindow Asia Co., Ltd. are performed by the Company’s South Korean law firm, pursuant to powers of attorney provided by Mr. Sierchio and SolarWindow Asia (USA) Corp.

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

While the Board is solely responsible for the selection and nomination of Directors, the Board may consider nominees recommended by stockholders as deemed appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education, and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to Mr. Justin Frere, Interim CFO and Secretary, 9375 E. Shea Blvd., Suite 107-B, Scottsdale, AZ 85260, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by the written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2023, all directors attended the meetings of the Board. The Board met three (3) times and acted by written consent three (3) times during the fiscal year ended August 31, 2023. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2023, or 2022.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each named executive officer for Fiscal 2023 and Fiscal 2022 :

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jatinder S. Bhogal (1) Former Chief Executive Officer and Director	2022	156,505	368,000	-	-	524,505
Justin Frere (2) Interim Chief Financial Officer and Secretary	2023	120,000	-	-	-	120,000
	2022	120,000	-	246,000	-	366,000
John Rhee, Former President and Chief Executive Officer. Former Director, President and CEO of SolarWindow Asia Co., Ltd. (3)	2023	26,000	-	-	-	26,000
	2022	244,000	-	-	-	244,000
Amit Singh, Vice President (4)	2023	180,000	-	-	-	180,000
	2022	160,700	-	73,800	-	234,500

(1) Effective July 1, 2020, the Company, Mr. Bhogal, and Vector Asset Management, Inc., a Canadian entity wholly-owned by Mr. Bhogal (“VAMI”), entered into an Executive Consulting Agreement (the “ECA”) whereby Mr. Bhogal, in addition to his role as a Director, served the Company as its President (On March 1, 2021, Mr. Bhogal resigned as President and Mr. Rhee was appointed President) and Chief Executive Officer (Principle Executive Officer). On January 18, 2022, Mr. Bhogal resigned all of his positions with the Company, including as Chairman and CEO. Pursuant to the ECA, which had an initial term of three years with one-year extensions thereafter, VAMI 1) was paid an annual salary of $410,000; 2) was eligible for a discretionary performance-based annual bonus of up to 40% of the then annual base fee in effect; and 3) received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock which was fully vested as of August 31, 2022.

(2) Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary on July 5, 2019. Effective July 23, 2020, Mr. Frere was appointed to also serve as the Company’s Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer. Mr. Frere is providing his services on an as needed basis; Mr. Frere’s engagement is at will and can be terminated by either party on notice. Mr. Frere’s aggregate fee for his services is $10,000 per month. On October 27, 2021, the Board granted Mr. Frere a stock option to purchase up to 50,000 shares of the Company’s common stock with an exercise price of $6.21 per share and which vests as to 50% on April 27, 2022 and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $4.92 per share. For additional information, see “NOTE 6 – Stock Options” of our notes to financial statements contained in this annual report.

(3) On July 1, 2020, the Company appointed John Rhee to the Board of Directors. On August 31, 2020, the Company and Mr. John Rhee entered into an Executive Services Consulting Agreement (the “ESCA”), which was amended effective March 1, 2021 to appoint Mr. Rhee to the office of President and increase his monthly fee from $10,000 to $22,000. Pursuant to the ESCA as amended, 1) Mr. Rhee provided executive consulting services to the Company, and it’s directly and indirectly owned subsidiaries; 2) Mr. Rhee’s engagement pursuant to the ESCA was an “at-will” engagement; and 3) Mr. Rhee received a stock option grant to purchase up to 2,500,000 shares of the Company’s common stock which was fully vested as of August 31, 2022 and expired, in full, on August 31, 2023. Mr. Rhee has no outstanding equity awards. On September 1, 2021, the Board approved an increase in Mr. Rhee’s monthly salary to $24,640. On January 19, 2022, the Board appointed Mr. Rhee to serve as the Company’s Chief Executive Officer. By letter dated May 8, 2022, the Board terminated ESCA as amended effective May 9, 2022. Termination of the ESCA resulted in the automatic termination of Mr. Rhee’s positions as the President, Chief Executive Officer and Chairman of the Company and all positions held at the Company’s subsidiaries. However, due lack of jurisdiction in Korea, the Company was unable to effect Mr. Rhee’s termination with the Korean Subsidiary and he maintained his position as Representative Director and President of SolarWindow Asia Co., Ltd. through April 25, 2023, the date Mr. Rhee was removed pursuant to an Extraordinary Shareholder Meeting. Mr. Rhee, prior to his removal at the Korean Subsidiary, received approximately $26,000. Additionally, termination of the ESCA did not constitute termination of Mr. Rhee’s tenure as a member of the Board. Mr. Rhee resigned from the Board effective December 18, 2022.

(4) Effective July 28, 2020, the Company, Amit Singh, and Damaak Group, LLC, a U.S. entity wholly-owned by Mr. Singh (“Damaak”), entered into a Business Consulting Agreement (the “BCA”) whereby Mr. Singh supports the executive management team with corporate finance, business development, media & public relations, brand positioning, technology, and investor engagement. Pursuant to the BCA, which had an initial term of two years, Damaak was paid a monthly fee of $9,250 which was raised to $10,175 effective March 2021 and again raised to $15,000 effective January 2021. On October 27, 2021, the Board granted Mr. Singh a stock option to purchase up to 15,000 shares of the Company’s common stock with an exercise price of $6.21 per share and which vests as to 50% on April 27, 2022, and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718, was $4.92 per share. For additional information, see “NOTE 6 – Stock Options” of our notes to financial statements contained in this annual report. Although the term of the BCA was through June 30, 2022, Damaak continues to provide services under the BCA.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2023.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
Jatinder S. Bhogal (1)	1,033,000	-	3.54	1/18/2024
	90,000	-	4.87	1/18/2024
	2,500,000	-	2.60	1/18/2024
Justin Frere (2)	42,500	7,500	3.54	7/5/2025
	50,000	-	6.21	10/27/2031
Amit Singh (3)	15,000	-	6.21	10/27/2031

(1) On November 21, 2017, pursuant to the grant of stock options to our Board and certain personnel for their services, the Company granted a stock option to purchase 90,000 shares of our common stock. On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, the Company granted a stock option to purchase 1,008,000 and 50,000 shares of our common stock. On July 1, 2020, pursuant to an Executive Consulting Agreement and Stock Option Grant and Grant Agreement both dated June 29, 2020, the Company granted a stock option to purchase 2,500,000 shares of our common stock. Due to his resignation on January 18, 2022, all of Mr. Bhogal’s stock options expire on January 18, 2024.

(2) On July 5, 2019, pursuant to a grant of stock options to our Board and executives for their services, the Company granted a stock option to purchase 50,000 shares of our common stock at an exercise price of $3.54 per share and a term of six (6) years. On October 27, 2021, pursuant to a grant of stock options for services, the Company granted a stock option to purchase 50,000 shares of our common stock at an exercise price of $6.21 per share and a term of ten (10) years.

(3) On October 27, 2021, pursuant to a grant of stock options for services, the Company granted a stock option to purchase 15,000 shares of our common stock at an exercise price of $6.21 per share and a term of ten (10) years.

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

For their services as directors, non-employee directors received cash compensation of $2,500 per quarter during fiscal 2023 and 2022.

During fiscal 2022, the Company granted 15,000 options to Joesph Sierchio and 30,000 options to Bob Levine. The options fair value was calculated to be $4.92 per share using the Black-Scholes Option Pricing Model. No equity-based grants were awarded to the other Board members in fiscal 2022.

Director Compensation Table

The following table sets forth the compensation earned and paid to each non-employee director for service as a director during Fiscal 2023 and 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Bob Levine	10,000	-	10,000
Joseph Sierchio	10,000	-	10,000
Total 2023 director compensation	20,000	-	20,000

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2023:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Bob Levine (1)	74,200	7,800
Joseph Sierchio (1) (2)	115,000	20,000
Total	189,200	27,800

(1) Includes the following option grants: 1) 52,000 options granted on July 5, 2019 ,with a six (6) year life and exercise price of $3.54 per share, and 2) 30,000 options granted on October 27, 2021 with a ten (10) year life and exercise price of $6.21 per share.

(2) Includes the following option grants: 1) 20,000 options granted on November 21, 2017 with a ten (10) year life and exercise price of $4.87 per share; 2) 50,000 options granted on July 5, 2019 with a six (6) year life and exercise price of $3.54 per share; 3) 50,000 options granted on October 19, 2020 with a six (6) year life and exercise price of $3.42 per share, and 4) 15,000 options granted on October 27, 2021 with a ten (10) year life and exercise price of $6.21 per share.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on September 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 1, 2023, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Harmel S. Rayat (3)	50,705,598	72.68
Bob Levine (4)	386,133	*
Joseph Sierchio (5)	1,576,567	2.96
Justin Frere (6)	101,943	*
All Directors and Officers as a Group (4 people)	52,770,241	75.28

5% Shareholders
Kalen Capital Corporation (3) 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	50,705,598	72.68

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,198,399 shares of common stock issued and outstanding as of November 10, 2023. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat, our Chairman. In such a capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above based upon the review of our transfer records and information provided to us by Kalen Capital Corporation and includes 34,138,931 shares owned by Kalen Capital Corporation and its wholly owned subsidiary, and 16,566,667 shares issuable upon exercise of a Series T Warrant.

(4) Includes 276,000 shares of common stock, 33,333 shares of common stock reserved for issuance upon the exercise of a Series T Warrant and 76,800 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 5,200 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(5) Includes 1,446,567 shares of common stock and 130,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 5,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

(6) Includes 6,493 shares of common stock and 95,000 shares of common stock reserved for issuance upon the exercise of vested stock options granted under the 2006 Plan. Does not include 5,000 shares of common stock reserved for issuance upon exercise of stock options granted under the 2006 Plan that have not yet vested.

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

Transactions with Related Persons

The following is a description of each transaction since the beginning of fiscal 2022, and each currently proposed transaction, in which:

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

For additional information, please refer to see “NOTE 8 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2023, and 2022.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

PKF O’Connor Davies, LLP (“PKF”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ending August 31, 2023. PKF has served as the company’s independent registered public accounting firm since May 28, 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountant.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or expected to be billed to us for services related to the fiscal years ended August 31, 2023 and 2022, by PKF:

	2023	2022
Audit Fees (1)	$54,000	$55,750
Audit Related Fees (2)	-	-
Tax Fees (3)	6,000	6,675
All Other Fees (4)	-	-
Total	$54,000	$62,425

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1) Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors, are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2023, and 2022;

•	Statements of Operations and Comprehensive Loss for the years ended August 31, 2023, and 2022;

•	Statements of Stockholders’ Equity for the years ended August 31, 2023, and 2022;

•	Statements of Cash Flows for the years ended August 31, 2023, and 2022; and

•	Notes to Financial Statements

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Vice President (Acting Principal Executive Officer)
Date:	November 21, 2023

By:	/S/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harmel S. Rayat	Chairman and Director	November 21, 2023
Harmel S. Rayat

/s/Bob Levine	Director	November 21, 2023
Bob Levine

/s/ Joseph Sierchio	Director	November 21, 2023
Joseph Sierchio

SOLARWINDOW TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity, and consolidated cash flows for each of the two years in the in the period ended August 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2020.

/s/ PKF O’Connor Davies, LLP

New York, New York

November 21, 2023

PCAOB ID No. 127

* * * * *

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$492,610	$8,077,849
Short-term investments	5,500,000	-
Deferred research and development costs	56,698	153,799
Prepaid expenses and other current assets	241,668	87,232
Current assets of discontinued operations	13,522	43,599
Total current assets	6,304,498	8,362,479
Property and Equipment, net of accumulated depreciation of $125,128 and $110,418, respectively	1,315,282	1,329,992
Total assets	$7,619,780	$9,692,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$114,092	$60,791
Related party payables	37,025	-
Current liabilities of discontinued operations	136,109	57,585
Total current liabilities	287,226	118,376
Total liabilities	287,226	118,376

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at August 31, 2023 and 2022	53,198	53,198
Additional paid-in capital	82,735,384	82,576,002
Accumulated other comprehensive (loss)	(78,159)	(73,631)
Retained deficit	(75,377,869)	(72,981,474)
Total stockholders' equity	7,332,554	9,574,095
Total liabilities and stockholders' equity	$7,619,780	$9,692,471

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended August 31,
	2023	2022

Revenue	$-	$-

Operating expenses
Selling, general and administrative	1,546,177	2,845,766
Research and development	764,827	901,976
Total operating expenses	2,311,004	3,747,742
Loss from operations	(2,311,004)	(3,747,742)

Other income (expense)
Interest income	246,491	45,099
Other income	-	13,560
Total other income (expense)	246,491	58,659
Net loss from continuing operations	$(2,064,513)	$(3,689,083)
Net loss from discontinued operations	(331,882)	(1,259,450)
Net loss	$(2,396,395)	$(4,948,533)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	(4,528)	(58,759)
Comprehensive income (loss)	$(2,400,923)	$(5,007,292)

Loss per Share from continuing operations basic and diluted	$(0.04)	$(0.07)
Loss per Share from discontinued operations basic and diluted	$(0.01)	$(0.02)
Loss per Share basic and diluted	$(0.04)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2021	53,198,399	$53,198	$81,551,840	$(14,872)	$(68,032,941)	$13,557,225
Stock based compensation due to common stock purchase options	-	-	1,024,162	-	-	1,024,162
Foreign currency translation adjustments	-	-	-	(58,759)	-	(58,759)
Net loss for the year ended August 31, 2022	-	-	-	-	(4,948,533)	(4,948,533)
Balance, August 31, 2022	53,198,399	53,198	82,576,002	(73,631)	(72,981,474)	9,574,095
Stock based compensation due to common stock purchase options	-	-	159,382	-	-	159,382
Foreign currency translation adjustments	-	-	-	(4,528)	-	(4,528)
Net loss for the year ended August 31, 2023	-	-	-	-	(2,396,395)	(2,396,395)
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(75,377,869)	$7,332,554

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2023	2022
Cash flows from operating activities
Loss from continuing operations	$(2,064,513)	$(3,689,083)
Loss from discontinued operations	(331,882)	(1,259,450)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	14,709	30,024
Stock based compensation expense	159,382	1,024,162
Impairment of assets	-	380,220
Changes in operating assets and liabilities:
Deferred research and development costs	97,101	(31,467)
Prepaid expenses and other assets	(124,063)	(46,064)
Accounts payable and accrued expenses	99,078	65,598
Related party payable	65,454	(114,750)
Net cash used in operating activities	(2,084,734)	(3,640,810)

Cash flows from investing activities
Purchase of short-term investments	(6,000,000)	-
Redemption of short-term investments	500,000	5,000,000
Capital expenditures	-	(356,966)
Net cash provided by (used in) investing activities	(5,500,000)	4,643,034
Effect of exchange rate changes on cash and cash equivalents	(505)	(51,831)
Net increase (decrease) in cash and cash equivalents	(7,585,239)	950,393
Cash and cash equivalents at beginning of year	8,077,849	7,127,456
Cash and cash equivalents at end of year	$492,610	$8,077,849

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

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

During the year ended August 31, 2022, the Company recognized an impairment of certain assets related to the Korean Subsidiary totaling $380,220. The impairment was recognized due to the Company’s inability to obtain from the management of the Korean Subsidiary the complete financial statements and related documentation thereby placing into doubt the recoverability of assets located in South Korea. Any amounts that become recoverable will be recognized accordingly. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained accountants and counsel in South Korea to assist in the dissolution of the Korean Subsidiary.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of August 31, 2023, the Company had $5,992,610 of cash, cash equivalents and short-term investments on hand, and working capital of $6,017,272. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it may need to raise additional capital to accomplish its business plan. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $5,992,610 of cash and short-term deposits as of August 31, 2023, including $134,218 held in the US and covered by FDIC insurance, and $5,857,681 held in Canadian bank accounts with $5,783,777 in excess of Canadian Deposit Insurance Corporation insured limits.

	August 31,
	2023	2022
Cash	$492,610	$8,077,849
Short-term investments	5,500,000	-
	$5,992,610	$8,077,849

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of August 31, 2023, short-term investments consists of a 12-month $4,000,000 fixed-term deposit earning interest of 5.3%, and a 12-month $1,500,000 fixed term deposit earning interest of 4.25% purchased in February 2023.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model requires the use of the following assumptions: expected volatility of our common stock, which is based on our own calculated historical rate; expected life of the option award, which we elected to calculate using the simplified method; expected dividend yield, which is 0%, as we have not paid and do not have any plans to pay dividends on our common stock; and the risk-free interest rate, which is based on the U.S. Treasury rate in effect at the time of grant with maturities equal to the stock option award’s expected life. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Forfeitures are accounted for as they occur. See “NOTE 5 – Common Stock and Warrants” and “NOTE 5 - Stock Options” for additional information on the Company’s stock-based compensation plans.

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Years Ended August 31,
	2023	2022
Stock options	4,207,400	6,761,400
Warrants	16,666,667	19,281,917
	20,874,067	26,043,317

Also, the 2023 EPS for continuing operations ($0.04), as rounded up from ($0.038), and discontinued operations ($0.01), as rounded up from ($0.006), are rounded to the nearest penny, and when added together total ($0.05). However, due to rounding the net loss per share is calculated at ($0.04) which is rounded down from ($0.044).

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ended August 31, 2023 and 2022, comprehensive loss includes a loss of $4,528 and $58,759, respectively, which were entirely from foreign currency translation.

As of and for the years ended August 31, 2023 and 2022, the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the year ended	Exchange rate at	For the year ended
Currency	August 31, 2023	August 31, 2023	August 31, 2022	August 31, 2022
Korean Won	1,324.00	1,321.29	1,342.00	1,230.36

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the years ended August 31, 2023 and 2022:

	Years Ended August 31,
	2023	2022
Operating expenses
Selling, general and administrative	$315,638	$694,058
Research and development	16,253	185,352
Total operating expenses	331,891	879,410

Other income (expense)
Interest income	9	180
Impairment of assets	-	(380,220)
Net loss from discontinued operations	$(331,882)	(1,259,450)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of August 31, 2023 and 2022:

	August 31,
	2023	2022
Current assets
Prepaid expenses and other current assets	$13,522	$43,599
Total current assets	13,522	43,599
Total assets	$13,522	$43,599

Current liabilities
Accounts payable and accrued expenses	$136,109	$57,585
Total current liabilities	$136,109	$57,585

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented. The Korean Subsidiary depreciation expense for the years ended August 31, 2023 and 2022, and included in the consolidated statement of cash flow was $0 and $14,835, respectively. Capital expenditures in the years ended August 31, 2023 and 2022 were $0 and $330,363, respectively.

NOTE 4 – Property and Equipment

Property and equipment consists of the following:

	August 31,		Increase/
	2023	2022	(decrease)
Computers, office equipment and software	$14,102	$14,102	$-
Equipment	133,653	133,653	-
In-process equipment	1,292,655	1,292,655	-
Total property and equipment	1,440,410	1,440,410	-
Accumulated depreciation	(125,128)	(110,418)	(14,709)
Property and equipment, net	$1,315,282	$1,329,992	$(14,709)

During the year ended August 31, 2023 and 2022, the Company purchased $0 and $356,966 of property and equipment, respectively. During the years ended August 31, 2023 and 2022, the Company recognized straight-line depreciation expense of $14,709 and $30,024, respectively. During 2022, the Company disposed of $7,468 of fully depreciated computer equipment.

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

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment. The Company is currently evaluating configuration options to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment may require additional payments of up to approximately $510,000.

NOTE 5 – Common Stock and Warrants

Common Stock

At August 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

2006 Long-Term Incentive Plan

In 2006 the Company’s Board and stockholders adopted and approved 15,000,000 shares for grant under the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was extended by the Board on February 7, 2021 for a period of two years. On January 13, 2023, the Board extended the 2006 Plan for two months. The 2006 Plan expired on March 17, 2023. The 2006 Plan provided for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Stock option grants pursuant to the 2006 Plan vest from zero to five years and expire from six to ten years after the date of grant with the exercise price equal to the fair value of the underlying stock on the date of grant. See “NOTE 6 - Stock Options” for additional information.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2023 and 2022 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	August 31,		Average	Date of
Description	2023	2022	Exercise Price	Issuance	Expiration
Series M	-	246,000	$2.34	December 7, 2015	December 31, 2022
Series N	-	767,000	$3.38	December 31, 2015	December 31, 2022
Series P	-	213,500	$3.70	March 25, 2016	December 31, 2022
Series R	-	468,750	$4.00	June 20, 2016	December 31, 2022
Series S-A	-	300,000	$2.53	July 24, 2017	December 31, 2022
Series S	-	620,000	$3.42	September 29, 2017	September 29, 2022
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025
Total	16,666,667	19,281,917

During the year ended August 31, 2023, the Series M, N, P R, S-A and S Warrants expired unexercised.

NOTE 6 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

	Years Ended August 31,
	2023	2022
Expected dividend yield	-	-
Expected stock price volatility	-	103.31%
Risk-free interest rate	-	1.16%
Expected term (in years)(simplified method)	-	5.75
Exercise price	-	$6.21
Weighted-average grant date fair-value	-	$4.92

A summary of the Company’s stock option activity for the years ended August 31, 2023 and 2022 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2021	6,740,400	3.97
Grants	140,000	6.21
Forfeitures and cancellations	(119,000)	4.28
Outstanding at August 31, 2022	6,761,400	4.01
Forfeitures and cancellations	(2,554,000)	5.60
Outstanding at August 31, 2023	4,207,400	3.04	3.80 years	-
Exercisable at August 31, 2023	4,165,700	3.03	3.81 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2023. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.03 on August 31, 2023 and no outstanding options have an exercise price below $0.03 per share, as of August 31, 2023, there is no intrinsic value in the Company’s outstanding, and vested stock options.

Year Ended August 31, 2023

Forfeitures and cancellations - totaled 2,554,000 options, including the expiration of 2,500,000, three (3) year, fully vested stock options granted on August 31, 2020 to Mr. John Rhee, former CEO and Chairman; and the cancellation of 54,000 options which expired unexercised.

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

Forfeitures and cancellations - totaled 119,000 options, including the forfeiture of 83,600 unvested stock options as a result of certain director resignations from the Board, and the cancellation of 35,400 options which expired unexercised.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations and Comprehensive Loss for the years ended August 31, 2023 and 2022:

	Years Ended August 31,
Stock compensation expense:	2023	2022
Selling, general and administrative	$142,877	$939,232
Research and development	16,505	84,930
Total	$159,382	$1,024,162

As of August 31, 2023, the Company had $68,945 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 1.00 year.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	6.11	2.32	153,000	6.11	2.32
2.60	2,500,000	2.84	2.60	2,500,000	2.84	2.60
3.42	50,000	3.14	3.42	37,500	3.14	3.42
3.46	35,000	2.35	3.46	35,000	2.35	3.46
3.54	1,249,400	5.09	3.54	1,220,200	5.16	3.54
4.87	110,000	4.23	4.87	110,000	4.23	4.87
6.21	110,000	8.16	6.21	110,000	8.16	6.21
Total	4,207,400	3.80	3.04	4,165,700	3.81	3.03

NOTE 7 – Lease

On February 26, 2021, the Korean Subsidiary entered into an apartment lease for the purposes of housing foreign personnel, which lease was terminated in November of 2022. The apartment lease provided for a term of one year beginning March 7, 2021, monthly rent of approximately $950 and a security deposit of approximately $8,700.

In September 2020, the Korean Subsidiary entered a lease for office space, which lease was terminated in December of 2022. The office lease provided for an initial term of one-year from September 23, 2020 through September 23, 2021, which was been renewed for an additional year, monthly rent of approximately $1,200 and a security deposit of approximately $13,000.

The Company’s policy is to record all leases with a term of less than one year as an operating lease with rent expensed recorded on a straight-line basis and to not recognize lease assets or lease liabilities.

As of May 31, 2023, the Company had not entered into any leases other than those described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

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

On August 7, 2017, the Company appointed Jatinder Bhogal to the Board of directors. Mr. Bhogal provided consulting services to the Company through his wholly owned company, Vector Asset Management, Inc. (“VAMI”). On July 1, 2020 the Company and VAMI entered into an Executive Consulting Agreement (the “ECA”) pursuant to which Mr. Bhogal served as a director of the Company and as its Chairman and Chief Executive Officer. Effective January 18, 2022, Mr. Bhogal resigned all positions he held in the Company and executed a Separation and Release of Claims Agreement by and among the Company, VAMI and Mr. Bhogal. Pursuant to the ECA, VAMI received $34,167 per month and was eligible for an annual bonus. VAMI also incurred expenses on behalf of the Company which are reimbursed according to the Company’s expense reimbursement policy. The Company recognized cash compensation expense of $0 and $524,505 during the years ended August 31, 2023 and 2022, respectively, related to the ECA.

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services, and the reimbursement of expenses. Fees for legal services and expense reimbursement billed by Sierchio Law, LLP totaled $189,299 and $175,000 for the years ended August 31, 2023 and 2022, respectively. As of August 31, 2023, the Company recognized a related party payable to Sierchio Law, LLP of $17,083, including $14,583 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2023.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Income Taxes

Provision for Income Taxes

The components of loss before income taxes follows:

	Years Ended August 31,
	2023	2022
United States	$(2,244,302)	$(3,755,493)
Foreign	(111,001)	(1,193,040)
Loss before income taxes	$(2,355,303)	$(4,948,533)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$8,468,620	$7,977,402
Capitalized research and development	944,662	990,618
Stock based compensation	2,550,537	2,508,105
Gross deferred tax assets	11,963,819	11,476,125
Less: valuation allowance	(11,962,425)	(11,474,539)
Total deferred tax assets	$1,394	$1,586

Deferred tax liabilities
Depreciation	$(1,394)	$(1,586)
Gross deferred tax liabilities	(1,394)	(1,586)
Net deferred taxes	$-	$-

The net increase in the valuation allowance for deferred tax assets was $487,886 and $947,949 for the year ended August 31, 2023 and 2022, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has U.S. federal net operating loss carry forwards at August 31, 2023 available to offset future federal taxable income, if any, of $38,523,539, which will begin to expire in 2023. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company also has foreign net operating losses of $1,514,707 as of August 31, 2023, which will begin to expire in 2035.

The effects of state income taxes were insignificant for the years ended August 31, 2023 and 2022.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2023 and 2022:

	2023	2022
Income tax benefit at statutory rate	$494,614	$1,039,192
Foreign rate differential	4,440	32,513
Permanent differences	-	(79,846)
Stock options	8,961	(32,236)
Other	(20,127)	(11,674)
Change in valuation allowance	(487,886)	(947,949)
	$-	$-

The fiscal years 2021 through 2023 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2023 and 2022 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 10 – Commitments and Contingencies

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

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2023 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this annual report.

