Form 10-Q
period 2023-11-30
SolarWindow Technologies, Inc.
filed 2024-01-12
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on January 10, 2024.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2023	2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$135,020	$492,610
Short-term investments	5,300,000	5,500,000
Deferred research and development costs	103,633	56,698
Prepaid expenses and other current assets	320,319	241,688
Current assets of discontinued operations	13,775	13,522
Total current assets	5,872,746	6,304,498
Property and Equipment, net of accumulated depreciation of $128,721 and $125,127, respectively	1,311,688	1,315,282
Total assets	$7,184,434	$7,619,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$167,336	$114,092
Related party payables	24,583	37,025
Current liabilities of discontinued operations	139,646	136,109
Total current liabilities	331,565	287,226
Total liabilities	331,565	287,226

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at November 30, 2023 and August 31, 2023	53,198	53,198
Additional paid-in capital	82,758,599	82,735,384
Accumulated other comprehensive income (loss)	(79,687)	(78,159)
Retained deficit	(75,879,241)	(75,377,869)
Total stockholders' equity	6,852,869	7,332,554
Total liabilities and stockholders' equity	$7,184,434	$7,619,780

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended November 30,
	2023	2022

Revenue	$-	$-

Operating expenses
Selling, general and administrative	451,501	384,484
Research and development	116,696	216,566
Total operating expenses	568,197	601,050
Loss from operations	(568,197)	(601,050)

Other income (expense)
Interest income	68,695	42,013
Total other income (expense)	68,695	42,013
Net loss from continuing operations	$(499,502)	$(559,037)
Net loss from discontinued operations	(1,870)	(167,120)
Net loss	$(501,372)	$(726,157)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	(1,528)	(5,431)
Comprehensive income (loss)	$(502,900)	$(731,588)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)
Loss per Share basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(75,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	-	-	23,215	-	-	23,215
Foreign currency translation adjustment	-	-	-	(1,528)	-	(1,528)
Net loss for the three months ended November 30, 2023	-	-	-	-	(501,372)	(501,372)
Balance, November 30, 2023	53,198,399	$53,198	$82,758,599	$(79,687)	$(75,879,241)	$6,852,869

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022

Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,095
Stock based compensation due to common stock purchase options	-	-	85,200	-	-	85,200
Foreign currency translation adjustment	-	-	-	(5,431)	-	(5,431)
Net loss for the three months ended November 30, 2022	-	-	-	-	(726,157)	(726,157)
Balance, November 30, 2022	53,198,399	$53,198	$82,661,202	$(79,062)	$(73,707,631)	$8,927,707

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
	2023	2022
Cash flows from operating activities
Loss from continuing operations	$(499,502)	$(559,037)
Loss from discontinued operations	(1,870)	(167,120)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,594	3,927
Stock based compensation expense	23,215	85,200
Changes in operating assets and liabilities:
Deferred research and development costs	(46,935)	(5,327)
Prepaid expenses and other assets	(78,650)	68,051
Accounts payable and accrued expenses	55,000	39,895
Related party payable	(12,442)	64,964
Net cash used in operating activities	(557,590)	(469,447)

Cash flows from investing activities
Redemption of short-term investments	200,000	-
Net cash provided by (used in) investing activities	200,000	-
Effect of exchange rate changes on cash and cash equivalents	-	(500)
Net increase (decrease) in cash and cash equivalents	(357,590)	(469,947)
Cash and cash equivalents at beginning of period	492,610	8,077,849
Cash and cash equivalents at end of period	$135,020	$7,607,902

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

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained accountants and counsel in South Korea to assist in the dissolution of the Korean Subsidiary.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of November 30, 2023, the Company had $5,435,020 of cash, cash equivalents and short-term investments on hand, and working capital of $5,541,181. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it may need to raise additional capital to commercialize its electricity generating coatings and application methodology. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of SolarWindow Technologies, Inc. and its controlled subsidiary companies (collectively, the “Company”) as of November 30, 2023, and for the three months ended November 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on November 21, 2023.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of November 30, 2023, results of operations, stockholders’ equity and cash flows for the three months ended November 30, 2023, and 2022. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s first quarter in fiscal 2024 and 2023 ended on November 30, 2023, and 2022, respectively.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $5,435,020 of cash and short-term deposits as of November 30, 2023, including $127,979 held in the US and covered by FDIC insurance, and $5,307,041 held in Canadian bank accounts with $5,239,510  in excess of Canadian Deposit Insurance Corporation insured limits.

	November 30,	August 31,
	2023	2023
Cash	$135,020	$492,610
Short-term investments	5,300,000	5,500,000
	$5,435,020	$5,992,610

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. As of November 30, 2023, short-term investments consist of a 12-month $4,000,000 fixed-term deposit earning interest of 5.3%, and a 12-month $1,300,000 fixed term deposit earning interest of 4.25% purchased in February 2023 and which $200,000 was redeemed during the three months ended November 30, 2023.

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

Recent accounting pronouncements not yet adopted

None.

Recently adopted accounting pronouncements

None.

NOTE 3 – Discontinued Operations

On January 13, 2023, the Board determined that it is in the best interests of the Company to discontinue operations in South Korea and to dissolve the Korean Subsidiary. The Company is working to dispose the Korean Subsidiary other than by sale in accordance with Accounting Standards Codification (“ASC”) 360-10-45-15, Long-Lived Assets to Be Disposed of Other Than by Sale.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three months ended November 30, 2023 and 2022:

	Three Months Ended November 30,
	2023	2022
Operating expenses
Selling, general and administrative	$1,870	$150,876
Research and development	-	16,253
Total operating expenses	1,870	167,129

Other income
Interest income	-	9
Net loss from discontinued operations	$(1,870)	(167,120)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of November 30, 2023 and August 31, 2023:

	November 30, 2023	August 31, 2023
Current assets
Prepaid expenses and other current assets	$13,775	$13,522
Total current assets	13,775	13,522
Total assets	$13,775	$13,522

Current liabilities
Accounts payable and accrued expenses	$139,646	$136,109
Total current liabilities	$139,646	$136,109

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended November 30,
	2023	2022
Stock options	4,183,000	6,684,400
Warrants	16,666,667	18,661,917
	20,849,667	25,346,317

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	November 30,	August 31,
	2023	2023
Computers, office equipment and software	$14,102	$14,102
Equipment	133,653	133,653
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,440,410	1,440,410
Accumulated depreciation	(128,721)	(125,128)
Property and equipment, net	$1,311,688	$1,315,282

During the three months ended November 30, 2023 and 2022, the Company recognized straight-line depreciation expense of $3,594 and $3,927, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment. The Company is currently evaluating configuration options in order to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment may require additional payments of up to approximately $510,000.

NOTE 6 – Common Stock and Warrants

Common Stock

At November 30, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2023 and August 31, 2023 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	November 30, 2023	August 31, 2023	Weighted Average Exercise Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2025

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. No stock options were granted in the past two years. A summary of the Company’s stock option activity for the three months ended November 30, 2023 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2023	4,207,400	3.04
Forfeitures and cancellations	(24,400)	3.54
Outstanding at November 30, 2023	4,183,000	3.04	3.56	-
Exercisable at November 30, 2023	4,164,200	3.03	3.57	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2023. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.70 on November 30, 2023, and no outstanding options have an exercise price below $0.70 per share, as of November 30, 2023, there is no intrinsic value in the Company’s outstanding stock options and vested options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2023 and 2022:

	Three Months Ended November 30,
Stock compensation expense:	2023	2022
Selling, general and administrative	$22,510	$70,810
Research and development	705	14,390
Total	$23,215	$85,200

As of November 30, 2023, the Company had $44,180 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 0.50 years.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
2.32	153,000	5.86	2.32	153,000	5.86	2.32
2.60	2,500,000	2.59	2.60	2,500,000	2.59	2.60
3.42	50,000	2.89	3.42	50,000	2.89	3.42
3.46	35,000	2.10	3.46	35,000	2.10	3.46
3.54	1,225,000	4.90	3.54	1,206,200	4.95	3.54
4.87	110,000	3.98	4.87	110,000	3.98	4.87
6.21	110,000	7.91	6.21	110,000	7.91	6.21
Total	4,183,000	3.57	3.04	4,165,700	3.56	3.03

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception as Principal of the law firm of Sierchio & Partners, LLP, and then as a Partner with Satterlee Stephens LLP and beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services, and the reimbursement of expenses. Fees for legal services and expense reimbursement billed by Sierchio Law, LLP totaled $43,750 and $43,750 for the three months ended November 30, 2023, and 2022, respectively. As of November 30, 2023, the Company recognized a related party payable to Sierchio Law, LLP of $17,083, including $14,583 related to legal services and $2,500 related to the quarterly board fee for the three months ended November 30, 2023.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Commitments and Contingencies

On June 9, 2022, the Company was served the Notice of Civil Claim dated May 16, 2022 (the “Notice of Claim”), and related Notice of Application (the “Application”) and Order Made After Application (the “Order”) copies of which are referenced in this report as Exhibit 99.0. The Notice of Claim, the Application and Order are collectively referred to herein as the “Complaint.” Please refer to our Form 8-K filed on June 15, 2022, and Exhibit 99.0 hereto.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended November 30, 2023 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of November 30, 2023, the Company had a capitalized asset balance of $103,633 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our operating results for the three months ended November 30, 2023 may not be indicative of the results that may be expected for the fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2024 compared to 2023
	Three Months Ended November 30,		Increase /	Percentage
	2023	2022	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$428,991	$313,674	$115,317	37%
Research and development	115,991	202,176	(86,185)	-43%
Stock compensation	23,215	85,200	(61,985)	-73%
Total Operating expense	$568,197	$601,050	$(32,853)	-5%

Comparison of the three months ended November 30, 2023 to the three months ended November 30, 2022

Selling, general and administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the three months ended November 30, 2023, compared to the three months ended November 30, 2022, SG&A costs increased primarily due to higher professional and consulting fees ($133,000), offset by decreases in personnel costs ($16,000) and other administrative costs ($2,000).

Research and development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2023, compared to the three months ended November 30, 2022, R&D costs decreased primarily as a result of a decrease in CRADA costs.

Stock-based compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased due to the tapering off of the vesting period of prior granted options combined with no option grants over the past few years.

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $59,535 to $499,502 during the three months ended November 30, 2023, as compared to a net loss of $559,037 in the same period of the prior year. The decrease during the three months ended November 30, 2023, compared to 2022 is primarily due to lower costs related to stock compensation, and R&D offset by higher professional and consulting fees.

Net loss from discontinued operations

Net loss from discontinued operations of $1,870 during the three months ended November 30, 2023, and is primarily comprised of costs related to accounting fees. Net loss from discontinued operations of $167,120 during the three months ended November 30, 2022, is primarily comprised of costs related to SG&A ($87,000), legal fees ($64,000) and R&D ($16,000).

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of November 30, 2023, the Company had cash, cash equivalents, and short-term investments of $5,435,020. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended November 30,		2024 compared
	2023	2022	to 2023
Net cash used in operating activities	$(557,590)	$(469,447)	$(88,143)
Net cash provided by in investing activities	200,000	-	200,000
Effect of exchange rate changes on cash	-	(500)	500
Net increase (decrease) in cash and cash equivalents	$(357,590)	$(469,947)	$112,357

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. The amount of cash used during the three months ended November 30, 2023 compared to cash used during the three months ended November 30, 2022 decreased $88,143 due to an approximate decrease in cash layouts related to personnel ($16,000), R&D ($45,000), and working capital items ($27,000).

Investing Activities - We have used cash primarily for liquid short-term investments, purchases of furniture, office equipment, leasehold improvements, and computers. In February 2023, we purchased $5,500,000 of twelve-month term deposits of which the Company redeemed $200,000 during the three months ended November 30, 2023

Indebtedness

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

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Acting Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended November 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2023, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2023.

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Vice President
(Acting Principal Executive Officer)
Date:	January 12, 2024

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	January 12, 2024

