Form 10-Q
period 2024-02-29
SolarWindow Technologies, Inc.
filed 2024-04-12
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on April 10, 2024.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 29, 2024

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2024	2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,199,165	$492,610
Short-term investments	4,000,000	5,500,000
Deferred research and development costs	89,422	56,698
Prepaid expenses and other current assets	69,941	241,688
Current assets of discontinued operations	13,405	13,522
Total current assets	5,371,933	6,304,498
Property and Equipment, net of accumulated depreciation of $131,776 and $125,128, respectively	1,310,583	1,315,282
Total assets	$6,682,516	$7,619,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$26,585	$114,092
Related party payables	56,506	37,025
Current liabilities of discontinued operations	142,516	136,109
Total current liabilities	225,607	287,226
Total liabilities	225,607	287,226

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at February 29, 2024 and August 31, 2023	53,198	53,198
Additional paid-in capital	83,207,439	82,735,384
Accumulated other comprehensive income (loss)	(77,456)	(78,159)
Retained deficit	(76,726,272)	(75,377,869)
Total stockholders' equity	6,456,909	7,332,554
Total liabilities and stockholders' equity	$6,682,516	$7,619,780

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	369,323	359,601	820,824	744,085
Research and development	132,638	180,301	249,334	396,867
Total operating expenses	501,961	539,902	1,070,158	1,140,952
Loss from operations	(501,961)	(539,902)	(1,070,158)	(1,140,952)

Other income (expense):
Interest income	60,401	49,595	129,096	91,608
Total other income (expense)	60,401	49,595	129,096	91,608
Net loss from continuing operations	(441,560)	(490,307)	(941,062)	(1,049,344)
Net loss from discontinued operations	(5,471)	(37,390)	(7,341)	(204,510)
Deemed dividend attributable to warrant modification	(400,000)	-	(400,000)	-
Net loss attributable to common stockholders	(847,031)	(527,697)	(1,348,403)	(1,253,854)
Other comprehensive income (loss):
Foreign currency translation gain/(loss)	2,231	661	703	(4,770)
Comprehensive (loss) attributable to common stockholders’	$(844,800)	$(527,036)	$(1,347,700)	$(1,258,624)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2024	Common Stock		Additional	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(73,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	-	-	23,215	-	-	23,215
Foreign currency translation adjustment	-	-	-	(1,528)	-	(1,528)
Net loss	-	-	-	-	(501,372)	(501,372)
Balance, November 30, 2023	53,198,399	53,198	82,758,599	(79,687)	(75,879,241)	6,852,869
Stock based compensation due to common stock purchase options	-	-	48,840	-	-	48,840
Deemed dividend attributable to warrant modification	-	-	400,000	-	(400,000)	-
Foreign currency translation adjustment	-	-	-	2,231	-	2,231
Net loss	-	-	-	-	(447,031)	(447,031)
Balance, February 29, 2024	53,198,399	$53,198	$83,207,439	$(77,456)	$(76,726,272)	$6,456,909

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023

Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,095
Stock based compensation due to common stock purchase options	-	-	85,200	-	-	85,200
Foreign currency translation adjustment	-	-	-	(5,431)	-	(5,431)
Net loss for the three months ended November 30, 2022	-	-	-	-	(726,157)	(726,157)
Balance, November 30, 2022	53,198,399	53,198	82,661,202	(79,062)	(73,707,631)	8,927,707
Stock based compensation due to common stock purchase options	-	-	24,727	-	-	24,727
Foreign currency translation adjustment	-	-	-	661	-	661
Net loss for the three months ended February 28, 2023	-	-	-	-	(527,697)	(527,697)
Balance, February 28, 2023	53,198,399	$53,198	$82,685,929	$(78,401)	$(74,235,328)	$8,425,398

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Cash flows from operating activities
Net loss from continuing operations	$(941,062)	$(1,049,344)
Net loss from discontinued operations	(7,341)	(204,510)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	6,648	7,521
Stock based compensation expense	72,055	109,927
Changes in operating assets and liabilities:
Deferred research and development costs	(32,724)	101,403
Prepaid expenses and other assets	171,727	(82,736)
Accounts payable and accrued expenses	(80,279)	47,244
Related party payable	19,481	58,762
Net cash used in operating activities	(791,495)	(1,011,733)

Cash flows from investing activities
Purchase of short-term investments	(4,000,000)	(6,000,000)
Redemption of short-term investments	5,500,000	-
Capital expenditures	(1,949)	-
Net cash provided by (used in) investing activities	1,498,051	(6,000,000)
Effect of exchange rate changes on cash and cash equivalents	(1)	(505)
Net increase (decrease) in cash and cash equivalents	706,555	(7,012,238)
Cash and cash equivalents at beginning of period	492,610	8,077,849
Cash and cash equivalents at end of period	$1,199,165	$1,065,611

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Organization

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998 (“SWT” and together with its controlled subsidiary companies, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd, collectively, the “Company”). SolarWindow® technology harvests light energy from the sun and from artificial light sources using a transparent and ultra-lightweight coating of organic photovoltaic (“OPV”) solar cells applied to glass and plastics, thereby generating electricity. The Company’s ticker symbol is WNDW.

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained accountant and is now in the process of interviewing and retaining special legal counsel in South Korea to assist in the dissolution of the Korean Subsidiary.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of February 29, 2024, the Company had $5,199,165 of cash, cash equivalents and short-term investments, and working capital of $5,146,326. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it may need to raise additional capital to commercialize its electricity generating coatings and application methodology. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of February 29, 2024, and for the three and six months ended February 29, 2024 and February 28, 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on November 21, 2023.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of February 29, 2024, results of operations, stockholders’ equity and cash flows for the three and six months ended February 29, 2024 and February 28, 2023. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

These consolidated financial statements presented are those of SWT and its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and the Korean Subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 29, May 31, and August 31. The Company’s second quarter in fiscal 2024 and 2023 ended on February 29, 2024 and February 28, 2023, respectively.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $5,199,165 of cash and short-term deposits as of February 29, 2024, including $100,268 held in the US and covered by FDIC insurance, and $5,098,897 held in Canadian banks with $5,025,205 in excess of Canadian Deposit Insurance Corporation insured limits.

	February 29,	August 31,
	2024	2023
Cash	$1,199,165	$492,610
Short-term investments	4,000,000	5,500,000
	$5,199,165	$5,992,610

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. Time Deposits pay the interest earned at the time of maturity or redemption. During the six months ended February 29, 2024, $4,900,000 of time deposits matured and $600,000 was redeemed. During the three and six months ended February 29, 2024, the Company received $264,246 and $270,161, respectively, of earned interest on the time deposits originally purchased in February 2023. On February 28, 2024, the Company purchased new time deposits, which consist of a 12-month $2,500,000 fixed-term deposit earning interest of 5.2%, a 12-month $500,000 fixed-term deposit earning interest of 4.50% and a 6-month $1,000,000 fixed-term deposit earning interest of 5.10%.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Operating expenses
Selling, general and administrative	$5,471	$37,390	$7,341	$188,266
Research and development	-	-	-	16,253
Total operating expenses	5,471	37,390	7,341	204,519

Other income
Interest income	-	-	-	9
Net loss from discontinued operations	$(5,471)	$(37,390)	$(7,341)	$(204,510)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of February 29, 2024 and August 31, 2023:

	February 29, 2024	August 31, 2023
Current assets
Prepaid expenses and other current assets	$13,405	$13,522
Total current assets	13,405	13,522
Total assets	$13,405	$13,522

Current liabilities
Accounts payable and accrued expenses	$142,516	$136,109
Total current liabilities	$142,516	$136,109

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Stock options	4,183,000	6,707,400	4,183,000	6,707,400
Warrants	16,666,667	16,666,667	16,666,667	16,666,667
	20,849,667	23,374,067	20,849,667	23,374,067

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	February 29,	August 31,
	2024	2023
Computers, office equipment and software	$16,051	$14,102
Equipment	133,653	133,653
In-process equipment	1,292,655	1,292,655
Total property and equipment	1,442,359	1,440,410
Accumulated depreciation	(131,776)	(125,128)
Property and equipment, net	$1,310,583	$1,315,282

During the three months ended February 29, 2024 and February 28, 2023, the Company recognized straight-line depreciation expense of $3,054 and $3,594, respectively. During the six months ended February 29, 2024 and February 28, 2023, the Company recognized straight-line depreciation expense of $6,648 and $7,521, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 towards the purchase of manufacturing equipment. The Company is currently evaluating configuration options in order to optimize the equipment for manufacturing of the Company’s initial product. Completion of the equipment may require additional payments of up to approximately $510,000.

NOTE 6 – Common Stock and Warrants

Common Stock

At February 29, 2024, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 29, 2024 and August 31, 2023 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	February 29,	August 31,	Weighted Average
	2024	2023	Exercise Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029

On February 5, 2024, the Board modified the terms of the Series T warrants to extend the expiration date for an additional five (5) years. No other term was modified. The modification was not was not linked to any other financing arrangements. The Company calculated the incremental fair value of the modification at $400,000 which is presented on the Consolidated Statement of Operations as a deemed dividend.

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. A summary of the Company’s stock option activity for the six months ended February 29, 2024 and February 28, 2023 and related information follows:

	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Expected dividend yield	-	–
Expected stock price volatility	452%	103.31%
Risk-free interest rate	4.46%	1.16%
Expected term (in years)(simplified method)	2.5	5.75
Exercise price	$2.60 – $4.87	$6.21
Weighted-average grant date fair-value	$0.47	$4.92

A summary of the Company’s stock option activity for the six months ended February 29, 2024 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2023	4,207,400	3.04
Forfeitures and cancellations	(24,400)	3.54
Outstanding at February 29, 2024	4,183,000	3.04	4.81	-
Exercisable at February 29, 2024	4,173,600	3.04	4.82	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 29, 2024. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.35 on February 29, 2024, and no outstanding options have an exercise price below $0.35 per share, as of February 29, 2024, there is no intrinsic value in the Company’s outstanding stock options and vested options.

Three and Six Months Ended February 29, 2024

Modification – On February 5, 2024, the Board granted replacement options with a five (5) year life in amounts equal to and on substantially the same terms as certain previous grants totaling 3,623,000 options, including 1) 90,000 options with a strike price of $4.87; 2) 1,033,000 options with a strike price of $3.54; and 3) 2,500,000 options with a strike price of $2.60 (collectively, the “New Grant”). The New Grant was issued to replace grants issued in prior years (the "Old Grant"), and extend their expiration by five (5) years, as additional consideration for the September 1, 2023 Consulting Agreement entered into between the Company, Vector Asset Management, Inc., and Jatinder S. Bhogal. The exercise price of the New Grant is identical to the Old Grant. The intent of the Company was to reinstate and extend the Old Grant. However, because the original stock plan expired, in order to extend the Old Grant, the Company needed to issue the New Grant. The Company accounted for the New Grant as a modification based on the substance of the issuance. The difference in the fair value, as calculated using the Black-Scholes Model, was $26,750 which was recorded to selling, general and administrative expense.

Forfeitures and cancellations – These totaled 24,400 and included 1) 23,400 options owned by a prior Director that expired unexercised; and 2) 1,000 options owned by a prior consultant that expired unexercised.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023
Stock compensation expense:
Selling, general and administrative	$48,135	$24,022	$ 70 645	$94,832
Research and development	705	705	1,410	15,095
Total	$48,840	$24,727	$72,055	$109,927

As of February 29, 2024, the Company had $22,090 of unrecognized compensation cost related to unvested stock options which is expected to be recognized during the three months ended May 31, 2024, or 0.25 years.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2024:

Stock Options Outstanding				Stock Options Exercisable
Range of	Number of Shares	Weighted	Weighted	Number	Weighted Average	Weighted
Exercise	Subject to	Average	Average	of Shares Subject	Remaining	Average
Prices	Outstanding Options	Contractual	Exercise	To Options	Contractual	Exercise
		Life (years)	Price ($)	Exercise	Life (Years)	Price ($)
2.32	153,000	5.61	2.32	153,000	5.61	2.32
2.6	2,500,000	4.94	2.6	2,500,000	4.94	2.6
3.42	50,000	2.64	3.42	50,000	2.64	3.42
3.46	35,000	1.85	3.46	35,000	1.85	3.46
3.54	1,225,000	4.38	3.54	1,215,600	4.4	3.54
4.87	110,000	4.72	4.87	110,000	4.72	4.87
6.21	110,000	7.66	6.21	110,000	7.66	6.21
Total	4,183,000	4.81	3.04	4,173,600	4.82	3.04

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception, and, beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services, and the reimbursement of expenses. Beginning November 2023, Mr. Sierchio began serving as general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services and expense reimbursement billed by Sierchio Law, LLP totaled $80,685 and $43,750 for the three months ended February 29, 2024 and February 28, 2023, respectively, and $124,435 and $87,500 for the six months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $51,734, including $49,234 related to legal services and $2,500 related to the quarterly board fee for the three months ended February 29, 2024. As of August 31, 2023, the Company recognized a related party payable to Sierchio Law, LLP of $17,083, including $14,583 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2023.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Commitments and Contingencies

On June 9, 2022, the Company was served the Notice of Civil Claim dated May 16, 2022 (the “Notice of Claim”), and related Notice of Application (the “Application”) and Order Made After Application (the “Order”). The Notice of Claim, the Application and Order are collectively referred to herein as the “Complaint.” Please refer to our Form 10-K filed on November 21, 2023 and Exhibit 99.0 thereto.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 29, 2024 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

On April 8, 2024 (“Date of Grant”), the Company’s Board granted options to purchase up to 750,000 shares of common stock, including 675,000 to its executive officers and directors as follows: an option to purchase up to 75,000 shares of the Company’s common stock to Mr. Justin Frere, Interim CFO, and 200,000 to Timothy Bullinger, Robert Levine and Joseph Sierchio (each a member of the Board of Directors). The option grants are subject to the acceptance of the options by the grantee and execution of a stock option agreement reflecting the same. The pertinent terms of the option include (1) an exercise price of $0.33 per share (based on the per share closing price of the Company’s common stock on April 5, 2024), (2) a term of five years, subject to earlier termination upon the occurrence of certain events, (3) vesting as to fifty (50%) percent of the underlying shares on the date of grant and vesting as to the balance of the underlying shares on the one year anniversary of the Date of Grant, and (4) various payment methodologies, including a net exercise option.

The Company calculated the value of the options at $247,500 based on inputs to the Black-Scholes valuation model, including exercise price of $0.33, volatility of 331%, term (based on the simplified method) of 3.0 years, 4.60% rate on a 3-year Treasury Note.

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

Overview

We are a developer of semi-transparent electricity-generating coatings, and methods for their application to various materials (collectively, “LiquidElectricity® Coatings”). When applied in ultra-thin layers to rigid glass, and flexible glass and plastic surfaces our LiquidElectricity® Coatings transform otherwise ordinary surfaces into photovoltaic devices capable of generating electricity from natural sun, artificial light, and low, shaded, or reflected light conditions while maintaining transparency.

We have overcome major technical challenges and achieved many important milestones resulting in an expansion of the potential applications of LiquidElectricity® Coatings which span multiple industries, including architectural, automotive, agrivoltaic, aerospace, commercial transportation and marine. Our LiquidElectricity® Coatings are under development with support from commercial contract firms and at the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”), through Cooperative Research and Development Agreements (“CRADA”).

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of February 29, 2024, the Company had a capitalized asset balance of $89,422 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our operating results for the three and six months ended February 29, 2024 may not be indicative of the results that may be expected for the fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2024 compared to 2023
	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023	Increase / (Decrease)	Percentage Change

Operating expenses:
Selling, general & administrative	$321,188	$335,579	$(14,391)	-4%
Research and development	131,933	179,596	(47,663)	-27%
Stock compensation	48,840	24,727	24,113	98%
Total Operating expenses	$501,961	$539,902	$(37,941)	-7%

			2024 compared to 2023
	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023	Increase / (Decrease)	Percentage Change

Operating expenses:
Selling, general & administrative	$750,179	$649,253	$100,926	16%
Research and development	247,924	381,772	(133,848)	-35%
Stock compensation	72,055	109,927	(37,872)	-34%
Total Operating expense	$1,070,158	$1,140,952	$1,605,266	-6%

Comparison of the three and six months ended February 29, 2024 to the three and six months ended February 28, 2023

Selling, general and administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the three months ended February 29, 2024, compared to the three months ended February 28, 2023, SG&A costs decreased by $14,391 primarily due to higher professional and consulting fees ($46,000), offset by decreases in personnel costs ($15,000) and other administrative costs ($45,000). During the six months ended February 29, 2024, compared to the six months ended February 28, 2023, SG&A costs increased by $100,926 primarily due to higher professional and consulting fees ($179,000), offset by decreases in personnel costs ($31,000) and other administrative costs ($47,000).

Research and development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 29, 2024, compared to the three months ended February 28, 2023, R&D costs decreased primarily as a result of a decrease in CRADA costs. During the six months ended February 29, 2024, compared to the six months ended February 28, 2023, R&D costs decreased primarily as a result of a decrease in CRADA costs.

Stock-based compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased during the three months ended February 29, 2024 compared to February 28, 2023 primarily due to the modification of certain option grants resulting in a one-time expense of $26,750. During the six months ended February 29, 2024 compared to February 28, 2023, stock-based compensation expense decreased due to the tapering off of the vesting period of prior granted options combined with no new option grants over the past few years.

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $48,747 to $441,560 for the three months ended February 29, 2024 as compared to a net loss from continuing operations of $490,307 in the same period of the prior year. Consolidated net loss from continuing operations decreased $108,282 to $941,062 for the six months ended February 29, 2024 as compared to a net loss from continuing operations of $1,049,344 in the same period of the prior year. The decrease for the three-and-six-month periods ended February 29, 2024 compared to 2023 is primarily due to increased professional fees offset by lower personnel and other administrative costs, and increased interest income.

Net loss from discontinued operations

Net loss from discontinued operations of $5,471 in the three months ended February 29, 2024 is comprised of costs related to accounting fees. Net loss from discontinued operations of $37,390 in the three months ended February 28, 2023 is comprised of costs related to legal fees ($28,293) and administrative fees ($9,097).

Net loss from discontinued operations of $7,341 in the six months ended February 29, 2024 is primarily comprised of costs related to accounting fees. Net loss from discontinued operations of $204,510 in the six months ended February 28, 2023 is primarily comprised of costs related to legal fees ($92,171), SG&A ($96,095), and R&D ($16,253).

Comprehensive loss attributable to the common stockholders'

Comprehensive loss attributable to the common stockholders' of $844,800 and $1,347,700 for the three and six months ended February 29, 2024 includes a $400,000 deemed dividind related to the February 5, 2024 modification to the terms of the Series T warrants to extend the expiration date for an additional five (5) years.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of February 29, 2024, the Company had cash and short-term deposits of $5,199,165. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended February 29, 2024	Six Months Ended February 28, 2023	2024 compared to 2023
Net cash used in operating activities	$(791,495)	$(1,011,733)	$220,238
Net cash provided by (used) in investing activities	1,498,051	(6,000,000)	7,498,051
Effect of exchange rate changes on cash	(1)	(505)	504
Net increase (decrease) in cash and cash equivalents	$706,555	$(7,012,238)	$7,718,793

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense and the effect of changes in working capital. The amount of cash used during the six months ended February 29, 2024 compared to cash used during the six months ended February 28, 2023 decreased $220,238 due to an approximate decrease in cash layouts related to personnel ($30,000), R&D ($133,000), working capital and other costs ($148,000) offset by increased cash layouts for professional fees ($92,000).

Investing Activities - We have used cash primarily for liquid short-term investments, and purchases of office equipment and computers. During February 2023, we purchased $5,500,000 of twelve-month term deposits and $500,000 of a six-month term deposit. During the three months ended February 29, 2024, $5,500,000 of term deposits matured. The term deposits pay the interest earned at the time of maturity or redemption. During the three and six months ended February 29, 2024, the Company received $264,246 and $270,161, respectively, of earned interest.

On February 28, 2024, the Company purchased $4,000,000 of short-term investments, including a 12-month, non-cashable, $2,500,000 fixed-term deposit earning interest of 5.20%, a 12-month, cashable, $500,000 fixed term deposit earning interest of 4.50%, and a 6-month, non-cashable, $1,000,000 fixed term deposit earning interest of 5.10%. Funding of the short-term investments occurred on March 1, 2024.

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

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and six months ended February 29, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Acting Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of February 29, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended February 29, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Acting Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Acting Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SolarWindow Technologies, Inc.

By:	/S/Amit Sing
Amit Singh
Vice President
(Acting Principal Executive Officer)
Date:	April 12, 2024

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	April 12, 2024