Form 10-Q
period 2024-05-31
SolarWindow Technologies, Inc.
filed 2024-07-15
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on July 15, 2024.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2024	2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$841,098	$492,610
Short-term investments	4,000,000	5,500,000
Deferred research and development costs	66,882	56,698
Prepaid expenses and other current assets	700,332	241,668
Current assets of discontinued operations	13,026	13,522
Total current assets	5,621,338	6,304,498
Property and Equipment, net	15,364	1,315,282
Total assets	$5,636,702	$7,619,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$133,706	$114,092
Related party payables	90,889	37,025
Current liabilities of discontinued operations	134,818	136,109
Total current liabilities	359,413	287,226
Total liabilities	359,413	287,226

Commitments and contingencies	–	–

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at May 31, 2024 and August 31, 2023	53,198	53,198
Additional paid-in capital	83,487,342	82,735,384
Accumulated other comprehensive income (loss)	(74,665)	(78,159)
Retained deficit	(78,188,586)	(75,377,869)
Total stockholders' equity	5,277,289	7,332,554
Total liabilities and stockholders' equity	$5,636,702	$7,619,780

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2024	2023	2024	2023

Revenue	$–	$–	$–	$–

Operating expenses:
Selling, general and administrative	693,417	383,227	1,514,241	1,127,313
Research and development	161,891	195,464	411,224	592,331
Total operating expenses	855,308	578,691	1,925,467	1,719,644
Loss from operations	(855,308)	(578,691)	(1,925,467)	(1,719,644)

Other income (expense):
Interest income	81,400	79,252	210,496	170,860
Impairment of fixed assets	(683,950)	–	(683,950)	–
Total other income (expense)	(602,550)	79,252	(473,454)	170,860
Net loss from continuing operations	(1,457,858)	(499,439)	(2,398,921)	(1,548,784)
Net loss from discontinued operations	(4,456)	(54,810)	(11,797)	(259,320)
Deemed dividend attributable to warrant modification	–	–	(400,000)	–
Net loss attributable to common stockholders	(1,462,314)	(554,249)	(2,810,718)	(1,808,104)
Other comprehensive income (loss):
Foreign currency translation gain/(loss)	2,791	270	3,494	(4,500)
Comprehensive (loss) attributable to common stockholders’	$(1,459,523)	$(553,979)	$(2,807,224)	$(1,812,604)

Loss per Share from continuing operations basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2024	Common Stock		Additional	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(73,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	–	–	23,215	–	–	23,215
Foreign currency translation adjustment	–	–	–	(1,528)	–	(1,528)
Net loss	–	–	–	–	(501,372)	(501,372)
Balance, November 30, 2023	53,198,399	53,198	82,758,599	(79,687)	(75,879,241)	6,852,869
Stock based compensation due to common stock purchase options	–	–	48,840	–	–	48,840
Deemed dividend attributable to warrant modification	–	–	400,000	–	(400,000)	–
Foreign currency translation adjustment	–	–	–	2,231	–	2,231
Net loss	–	–	–	–	(447,031)	(447,031)
Balance, February 29, 2024	53,198,399	53,198	83,207,439	(77,456)	(76,726,272)	6,456,909
Stock based compensation due to common stock purchase options	–	–	279,903	–	–	279,903
Foreign currency translation adjustment	–	–	–	2,791	–	2,791
Net loss	–	–	–	–	(1,462,314)	(1,462,314)
Balance, May 31, 2024	53,198,399	$53,198	$83,487,342	$(74,665)	$(78,188,586)	$5,277,289

FOR THE NINE MONTHS ENDED MAY 31, 2023

Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,095
Stock based compensation due to common stock purchase options	–	–	85,200	–	–	85,200
Foreign currency translation adjustment	–	–	–	(5,431)	–	(5,431)
Net loss for the three months ended November 30, 2022	–	–	–	–	(726,157)	(726,157)
Balance, November 30, 2022	53,198,399	53,198	82,661,202	(79,062)	(73,707,631)	8,927,707
Stock based compensation due to common stock purchase options	–	–	24,727	–	–	24,727
Foreign currency translation adjustment	–	–	–	661	–	661
Net loss for the three months ended February 28, 2023	–	–	–	–	(527,697)	(527,697)
Balance, February 28, 2023	53,198,399	53,198	82,685,929	(78,401)	(74,235,328)	8,425,398
Stock based compensation due to common stock purchase options	–	–	24,728	–	–	24,728
Foreign currency translation adjustment	–	–	–	270	–	270
Net loss	–	–	–	–	(554,249)	(554,249)
Balance, May 31, 2023	53,198,399	$53,198	$82,710,657	$(78,131)	$(74,789,577)	$7,896,147

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended May 31,
	2024	2023
Cash flows from operating activities
Net loss from continuing operations	$(2,398,921)	$(1,548,784)
Net loss from discontinued operations	(11,797)	(259,320)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	9,213	11,115
Stock based compensation expense	351,958	134,655
Impairment of fixed assets	683,950	–
Changes in operating assets and liabilities:
Deferred research and development costs	(10,184)	43,236
Prepaid expenses and other assets	149,957	(102,596)
Accounts payable and accrued expenses	22,398	67,809
Related party payable	53,864	69,812
Net cash used in operating activities	(1,149,562)	(1,584,073)

Cash flows from investing activities
Purchase of short-term investments	(4,000,000)	(6,000,000)
Redemption of short-term investments	5,500,000	–
Capital expenditures	(1,949)	–
Net cash provided by (used in) investing activities	1,498,051	(6,000,000)
Effect of exchange rate changes on cash and cash equivalents	(1)	(505)
Net increase (decrease) in cash and cash equivalents	348,488	(7,584,578)
Cash and cash equivalents at beginning of period	492,610	8,077,849
Cash and cash equivalents at end of period	$841,098	$493,271

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

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained a local accountant and is in the process of interviewing and retaining special legal counsel in South Korea to assist in the dissolution of the Korean Subsidiary.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of May 31, 2024, the Company had $4,841,098 of cash, cash equivalents and short-term investments, and working capital of $5,261,925. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it may need to raise additional capital to commercialize its electricity generating coatings and application methodology. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of May 31, 2024, and for the three and nine months ended May 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on November 21, 2023.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of May 31, 2024, results of operations, stockholders’ equity and cash flows for the three and nine months ended May 31, 2024 and 2023. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. The Company considers its accounting policies relating to the impairment of long-lived assets and stock-based compensation to be the most significant accounting policy that involves management estimates and judgments. The Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 29, May 31, and August 31. The Company’s third quarter in fiscal 2024 and 2023 ended on May 31, 2024 and 2023, respectively.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $4,841,098 of cash and short-term deposits as of May 31, 2024, including $212,814 held in the US and covered by FDIC insurance, and $4,628,284 held in Canadian banks with $4,554,954 in excess of Canadian Deposit Insurance Corporation insured limits.

	May 31,	August 31,
	2024	2023
Cash	$841,098	$492,610
Short-term investments	4,000,000	5,500,000
	$4,841,098	$5,992,610

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. Time Deposits pay the interest earned at the time of maturity or redemption. During the nine months ended May 31, 2024, $4,900,000 of time deposits matured and $600,000 was redeemed. During the three and nine months ended May 31, 2024, the Company received $0 and $270,161, respectively, of earned interest on the time deposits originally purchased in February 2023. On February 28, 2024, the Company purchased new time deposits, which consist of a 12-month $2,500,000 fixed-term deposit earning interest of 5.2%, a 12-month $500,000 fixed-term deposit earning interest of 4.50% and a 6-month $1,000,000 fixed-term deposit earning interest of 5.10%. During the three and nine months ended May 31, 2024, the Company recognized $51,850 and $172,426 of interest income related to short-term investments. During the three and nine months ended May 31, 2023, the Company recognized $75,616 and $87,123 of interest income related to short-term investments.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes the following items:

	May 31,	August 31,
	2024	2023
Prepaid expenses	$–	$24,250
Prepaid insurance premium	39,777	67,833
Interest income receivable (a)	51,850	149,585
Equipment deposit refund receivable (b)	608,705	–
Total	$700,332	$241,668

(a)	Relates to interest receivable in short term deposits as described above under NOTE 2 – Interim Statement Presentation, “Short-term Investments.”
(b)	For additional information, see NOTE 5 – Property and Equipment

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended May 31, 2024 and 2023:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Operating expenses
Selling, general and administrative	$4,456	$54,810	$11,797	$243,076
Research and development	–	–	–	16,253
Total operating expenses	4,456	54,810	11,797	259,329

Other income
Interest income	–	–	–	9
Net loss from discontinued operations	$(4,456)	$(54,810)	$(11,797)	$(259,320)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of May 31, 2024 and August 31, 2023:

	May 31, 2024	August 31, 2023
Current assets
Prepaid expenses and other current assets	$13,026	$13,522
Total current assets	13,026	13,522
Total assets	$13,026	$13,522

Current liabilities
Accounts payable and accrued expenses	$134,818	$136,109
Total current liabilities	$134,818	$136,109

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2024	2023	2024	2023
Stock options	5,433,000	6,684,000	5,433,000	6,684,000
Warrants	16,666,667	16,666,667	16,666,667	16,666,667
	22,099,667	23,350,667	22,099,667	23,350,667

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	May 31,	August 31,
	2024	2023
Computers, office equipment and software	$16,051	$14,102
Equipment	133,653	133,653
In-process equipment	–	1,292,655
Total property and equipment	149,704	1,440,410
Accumulated depreciation	(134,340)	(125,128)
Property and equipment, net	$15,364	$1,315,282

During the three months ended May 31, 2024 and 2023, the Company recognized straight-line depreciation expense of $2,565 and $3,594, respectively. During the nine months ended May 31, 2024 and 2023, the Company recognized straight-line depreciation expense of $9,213 and $11,115, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 (the “Equipment Deposit”) towards the purchase of manufacturing equipment. Subsequent to May 31, 2024, the Company decided to pursue similar equipment that will enable significantly increased efficiency and capabilities. As a result, the Company has reclassified the portion of the Equipment Deposit that remains unallocated ($608,705) to current assets in anticipation of a return of those funds. The remaining $683,950 was impaired, and, according to the vendor, relates primarily to a coating die valued at $210,000 and engineering and design valued at $473,950 that has no future benefit to the Company.

NOTE 6 – Common Stock and Warrants

Common Stock

At May 31, 2024, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2024 and August 31, 2023 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted
	May 31,	August 31,	Average Exercise
Description	2024	2023	Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029

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

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. A summary of the Company’s stock option activity for the nine months ended May 31, 2024 and 2023 and related information follows:

	Three Months Ended May 31, 2024	Nine Months Ended May 31, 2024	Nine Months Ended May 31, 2023
Expected dividend yield		–	–
Expected stock price volatility	332%	332% - 452%	–
Risk-free interest rate	4.60%	4.46% - 4.60%	–
Expected term (in years)(simplified method)	3.00	2.5 – 3.0	–
Exercise price	$0.33	$0.33 – $4.87	–
Weighted-average grant date fair-value	$0.33	$0.43	–

A summary of the Company’s stock option activity for the nine months ended May 31, 2024 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2023	4,207,400	3.04
Grants	1,250,000	0.33
Forfeitures and cancellations	(24,400)	3.54
Outstanding at May 31, 2024	5,433,000	2.41	4.63 years	12,500
Exercisable at May 31, 2024	4,808,000	2.68	4.60 years	6,250

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2024. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock.  The closing stock price was $0.34 on May 31, 2024 and all but 1,250,000 outstanding options have an exercise price above $0.34 per share. As a result, as of May 31, 2024, there is $12,500 and $6,250 of intrinsic value in the Company’s outstanding stock options and vested options, respectively.

Three and Nine Months Ended May 31, 2024

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

Grants - On April 8, 2024, the Company’s Board granted 1,250,000 options to its officers and directors, with an exercise price of $0.33, five (5) year term and vesting as to 50% of the options on the date of grant and the remaining 50% on the twelve-month anniversary from the date of grant.

Forfeitures and cancellations – These totaled 24,400 and included 1) 23,400 options owned by a prior Director that expired unexercised; and 2) 1,000 options owned by a prior consultant that expired unexercised.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2024 and 2023:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Stock compensation expense:
Selling, general and administrative	$279,198	$24,023	$349,843	$118,855
Research and development	705	705	2,115	15,800
Total	$279,903	$24,728	$351,958	$134,655

As of May 31, 2024, the Company had $154,688 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 0.75 years.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2024:

	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted	Weighted	Number of Shares	Weighted Average
Range of Exercise Prices	Subject to Outstanding Options	Average Contractual Life (years)	Average Exercise Price ($)	Subject To Options Exercise	Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
0.33	1,250,000	4.86	0.33	625,000	4.86	0.33
2.32	153,000	5.36	2.32	153,000	5.36	2.32
2.60	2,500,000	4.69	2.60	2,500,000	4.69	2.60
3.42	50,000	2.39	3.42	50,000	2.39	3.42
3.46	35,000	1.60	3.46	35,000	1.60	3.46
3.54	1,225,000	4.13	3.54	1,225,000	4.13	3.54
4.87	110,000	4.47	4.87	110,000	4.47	4.87
6.21	110,000	7.41	6.21	110,000	7.41	6.21
Total	5,433,000	4.63	2.41	4,808,000	4.60	2.68

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception, and, beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provides for an annual fee of $175,000 in exchange for general counsel services, and the reimbursement of expenses. Beginning November 2023, Mr. Sierchio began serving as general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services and expense reimbursement billed by Sierchio Law, LLP totaled $78,663 and $58,049 for the three months ended May 31, 2024 and 2023, respectively, and $203,098 and $145,549 for the nine months ended May 31, 2024 and 2023, respectively. As of May 31, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $81,163, including $78,663 related to legal services and $2,500 related to the quarterly board fee for the three months ended May 31, 2024. As of August 31, 2023, the Company recognized a related party payable to Sierchio Law, LLP of $17,083, including $14,583 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2023.

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

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended May 31, 2024 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. As of May 31, 2024, the Company had a capitalized asset balance of $66,882 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Our operating results for the three and nine months ended May 31, 2024 may not be indicative of the results that may be expected for the fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

The following table presents the components of our consolidated results of operations for the periods indicated:

			2024 compared to 2023
	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023	Increase / (Decrease)	Percentage Change
Operating expenses:
Selling, general & administrative	$414,219	$359,204	$55,015	15%
Research and development	161,186	194,759	(33,573)	-17%
Stock compensation	279,903	24,728	255,175	1,032%
Total Operating expenses	$855,308	$578,691	$276,617	48%

			2024 compared to 2023
	Nine Months Ended May 31, 2024	Nine Months Ended May 31, 2023	Increase / (Decrease)	Percentage Change
Operating expenses:
Selling, general & administrative	$1,164,399	$1,008,458	$155,941	15%
Research and development	409,111	576,531	(167,420)	-29%
Stock compensation	351,958	134,655	217,303	161%
Total Operating expenses	$1,925,467	$1,719,644	$205,823	12%

Comparison of the three and nine months ended May 31, 2024 to the three and nine months ended May 31, 2023

Selling, general and administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel and entertainment, public company costs, insurance, and other office related costs. During the three months ended May 31, 2024, compared to the three months ended May 31, 2023, SG&A costs increased by $55,015 primarily due to higher professional and consulting fees ($102,000), offset by decreases in personnel costs ($7,000) and other administrative costs ($40,000). During the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023, SG&A costs increased by $155,941 primarily due to higher professional and consulting fees ($281,000), offset by decreases in personnel costs ($38,000) and other administrative costs ($87,000).

Research and development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2024, compared to the three months ended May 31, 2023, R&D costs decreased primarily as a result of an increase in personnel costs ($27,000) offset by decreases in CRADA costs ($59,000). During the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023, R&D costs decreased primarily as a result of an increase in personnel costs ($28,000) offset by decreases in CRADA costs ($194,000).

Stock-based compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased during the three and nine months ended May 31, 2024 compared to 2023 primarily due to the modification of certain option grants resulting in a one-time expense of $26,750 and the grant of 1,250,000 options in April 2024.

Net loss from continuing operations

Consolidated net loss from continuing operations increased $958,419 to $1,457,858 for the three months ended May 31, 2024 as compared to a net loss from continuing operations of $499,439 in the same period of the prior year. Consolidated net loss from continuing operations increased $850,137 to $2,398,921 for the nine months ended May 31, 2024 as compared to a net loss from continuing operations of $1,548,784 in the same period of the prior year. The increase for the three-and-nine-month periods ended May 31, 2024 compared to 2023 is primarily due to a $683,950 impairment of a portion of the deposit paid in 2019 related to R&D equipment, and increases in stock-based compensation, and professional fees offset by lower personnel and other administrative costs.

Net loss from discontinued operations

Net loss from discontinued operations of $4,456 in the three months ended May 31, 2024 is comprised of costs related to accounting fees. Net loss from discontinued operations of $54,810 in the three months ended May 31, 2023 is comprised of costs related to legal fees.

Net loss from discontinued operations of $11,797 in the nine months ended May 31, 2024 is primarily comprised of costs related to accounting fees. Net loss from discontinued operations of $259,320 in the nine months ended May 31, 2023 is primarily comprised of costs related to legal and accounting fees ($148,418), other SG&A ($94,658), and R&D ($16,253).

Comprehensive loss attributable to the common stockholders'

Comprehensive loss attributable to the common stockholders' of $2,807,224 for the nine months ended May 31, 2024 includes a $400,000 deemed dividend related to the February 5, 2024 modification to the terms of the Series T warrants to extend the expiration date for an additional five (5) years and a $683,950 impairment of fixed assets.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of May 31, 2024, the Company had cash and short-term deposits of $4,841,098. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	For the Nine Months Ended May 31,		2024 compared
	2024	2023	to 2023
Net cash used in operating activities	$(1,149,562)	$(1,584,073)	$434,511
Net cash provided by (used) in investing activities	1,498,051	(6,000,000)	7,498,051
Effect of exchange rate changes on cash	(1)	(505)	504
Net increase (decrease) in cash and cash equivalents	$348,488	$(7,584,578)	$7,933,066

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense and the effect of changes in working capital. The amount of cash used during the nine months ended May 31, 2024 compared to cash used during the nine months ended May 31, 2023 decreased $434,511 due to an approximate decrease in cash layouts related to R&D ($140,000), Korea operations ($248,000), and working capital and other costs ($147,000) offset by increased cash layouts for professional fees ($100,000).

Investing Activities - We have used cash primarily for liquid short-term investments, and purchases of office equipment and computers. During February 2023 (Q2 2023), we purchased $5,500,000 of twelve-month term deposits and $500,000 of a six-month term deposit. During the three months ended February 29, 2024 (Q2 2024), $5,500,000 of term deposits matured. The term deposits pay the interest earned at the time of maturity or redemption. During the three and nine months ended May 31, 2024, the Company received $0 and $270,161, respectively, of interest earned on its short-term investments.

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

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements.”

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Acting Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of May 31, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended May 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SolarWindow Technologies, Inc.

By:	/S/Amit Singh
Amit Singh
Chief Executive Officer
(Principal Executive Officer)
Date:	July 15, 2024

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	July 15, 2024