Form 10-K
period 2024-08-31
SolarWindow Technologies, Inc.
filed 2024-11-20
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 29, 2024, was $6,065,000.

As of November 19, 2024, 53,198,399 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2024 and 2023

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

Item 1. Business

SolarWindow® was incorporated in the State of Nevada on May 5, 1998, under the name “Octillion Corp.” On December 2, 2008, we amended our Articles of Incorporation to effect a change of name to New Energy Technologies, Inc. Effective as of March 9, 2015, we amended our Articles of Incorporation to change our name to SolarWindow Technologies, Inc.

SolarWindow® is a pre-revenue company developing proprietary transparent electricity-generating coatings and methods for application to various materials which we refer to as “LiquidElectricity® Coatings”. Our LiquidElectricity® Coatings generate electricity by harvesting light energy from natural sun, artificial light, and low, shaded, or reflected light conditions. We apply ultra-thin layers of LiquidElectricity® Coatings to rigid glass, and flexible glass and plastic surfaces where they transform otherwise ordinary surfaces into organic photovoltaic devices, commonly known as solar cells, or solar modules.

Our LiquidElectricity® is a framework which utilizes chemistry for different ultra-thin layers applied to a substrate. These layers include hole transport layers, active layers, electron transport layers, and conductive contact points for transmission of electricity. We have developed a specialty expertise in each layer of our LiquidElectricity® to optimize for power, optical clarity, manufacturability, stability, and other qualities. The flexibility engineered into our LiquidElectricity® framework allows us to target a variety of potential off-grid energy solutions spanning multiple industries, including architectural, automotive, agrivoltaic (agricultural greenhouse), aerospace, commercial transportation and marine.

Our LiquidElectricity® Coatings are under development at one of the most respected and advanced solar-photovoltaic research institutions in the world, the U.S. Department of Energy’s (“DOE”) National Renewable Energy Laboratory (“NREL”), through a Cooperative Research and Development Agreement (“CRADA”). SolarWindow® also has support from commercial contract firms who provide expertise in chemistry, coatings processes, equipment and manufacturing.

Our commercial development efforts include seeking technology, product licensing, and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries.

Among our near-term product iterations is the electrification of glass surfaces. LiquidElectricity® , when applied to glass using our proprietary processes and methodologies to glass, could be fabricated into a window product to produce electricity-generating windows for potential use in skylights for recreational vehicles and marine vessels, architectural glass in new construction and retrofit construction applications in commercial buildings. We also envision the application of LiquidElectricity® Coatings to existing third-party materials or product surfaces to create electricity-generating products which could become self-powered, or colloquially, “self-charging” products.

We have achieved important milestones and overcome major technical challenges in order to broaden the range of materials and products that we can coat to generate electricity. Our goals in developing electricity-generating products have included transparency and aesthetics, optimizing power generation, developing at-scale manufacturing processes, simplifying production, and lowering costs of coating materials and their related application.

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

In addition to flat glass, we have successfully applied our LiquidElectricity® Coatings to generate electricity on flexible glass and plastics. On glass surfaces, our electricity-generating coatings could enable new and retrofit architectural applications such as windows for commercial towers, glass walls and curtain walls, room dividers, and other related products. On flexible surfaces, our electricity-generating products present applications in various industries, including automotive, light and commercial trucks, recreational vehicles, marine, aerospace and defense, agrivoltaics, and others.

In 2022, SolarWindow® successfully applied LiquidElectricity® Coatings using fully-solution processable methodology to create a non-transparent organic photovoltaic device. Fully-solution processable organic photovoltaic methodology offers the potential for industry standard chemical deposition for more capital and time efficient manufacturing and production.

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

In 2024, SolarWindow® successfully scaled its fully-solution processable coatings and methodology onto substrates while simultaneously increasing power conversion efficiency, maintaining high visible light transmission, and optical clarity. Simultaneously, SolarWindow® discovered a new laser scribing methodology to decrease the appearance of scribe lines across modules.

Our planned productization and commercialization of SolarWindow® technologies will require significant further product development, equipment requisition, product fabrication, testing, and validation. In addition to our technology development CRADA and engagements with specialty contract groups, we anticipate the need for product development partnerships with commercial partners, as well as additional financing, which may not be readily available, to ascertain the viability of our technologies and products, currently under development.

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

We cannot accurately predict the amount of funding, or the time required to successfully commercialize products. The actual cost and time required to commercialize our technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

The Market Opportunity for our LiquidElectricity® Coatings

SolarWindow® recognizes demand for global energy requirements, including reducing energy costs while using environmentally friendly next-generation renewables, and actively seeks to advance our novel solar photovoltaic solutions in global adoption of new renewable technologies.

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

Additionally, the agrivoltaics market for our electricity-generating coatings includes the smart greenhouse market, projected to reach $11 billion by 2032 with a growth rate of 11.7% annually from 2023 to 2032, driven in part by rising food demand due to growing populations and by government initiatives to develop smart farming, according to reports by Precedence Research issued in August 2023 and Research & Markets issued in April 2023. In addition to these smart greenhouses which monitor and control the growth condition of plants and optimize the growing process of the plants, we believe that conventional greenhouse structures, both new and existing, present commercial opportunities for the application of SolarWindow® to these structures.

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

Intellectual Property

The success of our business depends, in part, on our ability to pursue, maintain, and protect our proprietary technologies, information, processes, and know how. We rely primarily on patent, trademark, copyright, and trade secret laws in the US and similar laws in other countries, confidentiality agreements and procedures, and other contractual arrangements to protect our technologies and products.

The Company periodically reviews its intellectual property portfolio in order to ensure that its portfolio remains germane to its continuing business and operations and, as a cost-saving measure, and if warranted, sell or abandon any intellectual property that is no longer useful or relevant to the Company’s commercialization efforts or to more fully protect the Company’s intellectual property portfolio.

The Company has an international patent portfolio, with pending applications and granted patents in the US, Europe, China, Mexico, Canada, and Hong Kong. Prosecution of the pending applications is ongoing. The Company strategically employs continuation practice in the US to keep important patent families open and vary claim scope to prevent infringers from evading infringement with technicalities. We recently filed two continuation applications to pursue additional scope of protection.

As of the date of this annual report, our proprietary technologies are the subject of fourteen (14) granted United States patents, twelve (12) granted patents in non-US jurisdictions, four (4) US pending patent applications, and sixteen (16) non-US pending patent applications. If maintained to their full term, our issued patents are scheduled to expire on various dates between January 2030 and April 2040. These dates are subject to change depending on the Company’s current and future patent application filings and the Company’s discretion to maintain its various intellectual property assets in accordance with its corporate interests and goals. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, methodologies, and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities. The Company is currently developing and evaluating patent protection on new photovoltaic coatings that improve weight, production scalability, and conversion efficiency. The Company is also exploring strategic expansion of its patent portfolio through acquisition of patent portfolios and entire companies.

The technology represented in the granted patents includes:

•	using a photovoltaic device as a sensor for an intelligent building energy management system
•	forming a photovoltaic film including a transport layer electrically coupled to a first conductor layer and a semiconductor layer (using solvent deposition, evaporation, and annealing)
•	an electrochromic, photovoltaic two-pane insulated glass window and associated power-source polarity inverter technology
•	for a photovoltaic device, sputter deposition of conducting oxides into scribe lines

This extensive and diverse portfolio underscores the Company’s strong commitment to IP and to pioneering advancements in photovoltaic technology.

The Company has also filed various trademark registrations and applications. Currently, the company has fifteen (15) registered trademarks and two (2) pending trademark applications.

Additionally, we believe that many elements of LiquidElectricity® Coatings and related processes, technologies, and products involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including but not limited to technical processes, equipment, design architecture, algorithms, and procedures. Accordingly, we rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to this intellectual property.

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

Employees and Consultants

The Company utilizes the services of full-time employees as well as part-time employees and consultants on a contract basis. As of the date of this annual report, the Company has two (2) full-time employees, two (2) part-time employees, and one (1) part-time consultant all located in the United States.

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

Risks Related to Our Financial Condition

We have not generated any revenues and have experienced significant losses to date, and we expect to continue incur losses for the foreseeable future.

We have experienced and continue to experience negative cash flows from operations. We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had a net loss attributable to common stockholders of $3,455,415 and $2,396,395 for the years ended August 31, 2024, and 2023, respectively. As of August 31, 2024, we had cash and short-term investments of $4,249,446 and working capital of $4,668,658. Based on management’s assessment, the Company has sufficient cash and short-term investments to meet its current funding requirements over the next twelve months following the date of this annual report, to meet our projected product development and fabrication goals during this period. However, our current cash and short-term investments may not be sufficient to permit us to maintain or expand our operations beyond this period.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of August 31, 2024, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $40,949,000 due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2024. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our initial public offering, as well as future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under 2017 legislation commonly referred to as the Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017, may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a cumulative loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We expect capital outlays and operating expenditure to increase over the next several years as we work to expand our commercial activities, expand our development activities, expand manufacturing operations and expand our infrastructure. We may need to raise additional capital to, among other things:

●	sustain and expand the commercialization of our commercialized of our technology and products;
●	expand and automate our manufacturing capabilities and reduce our cost of sales;
●	increase our sales and marketing efforts to drive market adoption and address competitive developments;
●	finance capital expenditures and our general and administrative expenses;
●	maintain, expand and protect our intellectual property portfolio;
●	add operational, financial and management information systems; and
●	hire additional research and development, quality control, scientific, and general and administrative personnel.

Our present and future funding requirements will depend on many factors, including but not limited to:

●	the level of research and development investment required to maintain and improve our technology position;
●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, if any;
●	our efforts to acquire or license complementary technologies or acquire complementary businesses;
●	changes in product development plans needed to address any difficulties in commercialization or changing market conditions;
●	competing technological and market developments; and
●	changes in regulatory policies or laws that may affect our operations.

We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient amount, if any, to fund our working capital needs. Accordingly, we may need to undertake or seek out additional equity or debt financings to secure additional capital. We cannot assure you that we would be able to locate additional financing on commercially reasonable terms or at all. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue could be impaired and our business may be harmed.

Raising additional capital will cause dilution to our existing stockholders and may restrict our operations or require us to relinquish certain intellectual property rights.

We will seek additional capital through a combination of public and private equity offerings, debt financing, strategic partnerships and alliances, licensing arrangements and grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financing may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

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

Commercialization of our technology will require significant further research, development, and testing as we must ascertain whether our technology can form the basis for a commercially viable technology or product. If our research and development efforts fail to prove the commercial viability of our technology, we may need to abandon our business model and/or cease doing business, in which case our shares may have no value, and you may lose your investment. We anticipate remaining engaged in technology and product development for the foreseeable future.

If we ultimately do not obtain the necessary regulatory and safe operation approvals for the commercialization of our technology, we will not achieve profitable operations, and your investment may be lost.

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

Our business model and strategy are based on growth through licensing, joint ventures, collaborative research and development agreements and acquisitions, that may be difficult to execute, and it may disrupt our business, create integration issues, impair our results of operations, dilute our stockholders’ ownership, cause us to incur debt, divert management resources, or cause us to incur significant expense.

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing and joint venture arrangements, that we believe will complement our products or technologies. We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, or materially impact our stock price, including:

•	difficulty in integrating the operations, technologies, products, existing contracts, accounting and personnel of the acquired company or business;
•	not realizing the anticipated benefits of any acquisition;
•	difficulty in transitioning and collaborating with suppliers of the acquired company;
•	diversion of financial and management resources from existing operations;
•	the risk that the price we pay, costs we incur, or other resources that we devote to the acquisition may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
•	unanticipated costs and expenses or accounting impacts of an acquisition, licensing arrangement, or other strategic investments;
•	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;
•	inability to successfully bring newly acquired products or technologies to market or achieve design wins with such products;
•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired products or technology;
•	inability to generate sufficient revenue to offset acquisition costs;
•	market or investor reaction to, or perception of, the anticipated benefits, costs, or other consequences of any proposed or consummated acquisition;
•	the incurrence of significant costs and diversion of management resources in connection with any potential acquisition, irrespective of whether an acquisition is successfully completed;
•	the dilutive effect on the Common Stock as a result of any acquisitions financed through the issuance of equity;
•	in the event of international acquisitions, risks associated with accounting and business practices or regulatory requirements that are different from applicable U.S. practices and requirements.

To finance any acquisitions or investments, we may choose to issue equity or equity-linked securities as consideration, which could dilute the ownership of our stockholders, including materially. If the price of the Common Stock is low or volatile, we may not be able to acquire other companies for equity or equity-linked consideration. In addition, newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. Additional funds for acquisitions also may not be available on terms that are favorable to us, or at all.

As noted above, on a going forward basis, we plan to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.

As part of our business strategy, we intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. However, we have not made any acquisitions to date, and, as a result, our ability to acquire and integrate larger or more significant companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find suitable acquisition technologies or products, and we may not be able to complete acquisitions on favorable terms, if at all. Any acquisitions that we consummate may not achieve our goals and could be viewed negatively by investors. In addition, if we fail to successfully integrate any acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

We lack sales, marketing and manufacturing experience and will likely rely on third party marketers.

We have limited experience in sales, marketing, distribution or manufacturing of photovoltaic and energy capture and conversion and generating products. We expect to manufacture, market, sell or otherwise commercialize our technology (or any of its derivatives) through distribution and supply-chain channels, co-marketing, co-promotion, or licensing arrangements with third parties. Therefore, any revenues received by us will be dependent on the efforts of third parties. If any such parties breach or terminate their agreements with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of our technology (or any of its derivatives) would be delayed or terminated, which would adversely affect our ability to generate revenues and our profitability.

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

We could be exposed to liability if we experience security breaches or other disruptions, which could harm our reputation and business.

We may be subject to cyber-attacks whereby computer hackers may attempt to access our computer systems or our third-party IT service provider’s systems and, if successful, misappropriate personal or confidential information. In addition, a contractor or other third party with whom we do business may attempt to circumvent our security measures or obtain such information and may purposefully or inadvertently cause a breach involving sensitive information. We will continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, but cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Even though we take cyber-security measures that are continuously reviewed and updated, our information technology networks, and infrastructure may still be vulnerable due to sophisticated attacks by hackers or breaches.

Even the most well protected IT networks, systems, and facilities remain potentially vulnerable because the techniques used in security breaches are continually evolving and generally are not recognized until launched against a target and, in fact, may not be detected. Any such compromise of our or our third party’s IT service providers’ data security and access, public disclosure, or loss of personal or confidential business information, could result in legal claims proceedings, liability under laws to protect, privacy of personal information, and regulatory penalties, disrupt our operations, require significant management attention and resources to remedy any damages that result, damage our reputation and customers willingness to transact business with us, any of which could adversely affect our business.

Litigation and other legal proceedings may adversely affect our business, financial condition, and results of operations.

From time to time we may become involved in legal proceedings, claims, government investigations, and other proceedings relating to patent and other intellectual property matters, product liability, labor and employment, competition or antitrust, commercial, tort or contract, privacy, consumer protection, tax, federal regulatory investigations, securities (including class action litigation), and other legal proceedings or investigations, which could have an adverse impact on our business, financial condition, and results of operations and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our members’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

We may be held liable for, or incur costs to settle, liability and remediation claims if any products we develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

At the stage customary to do so, we expect to maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for like companies and products. However, we cannot guarantee that our product liability insurance will be sufficient to help us avoid product liability-related losses. In the future, it is possible that meaningful insurance coverage may not be available on commercially reasonable terms or at all. In addition, a product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to these matters, which could harm our business.

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

Risks Related to Compliance with Laws and Regulations

Our business is and may become subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are and may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business and business plan, including privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which we display content to our users, moderate content, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practice.

There may be limitations on the effectiveness of our internal controls, and the failure of our control systems to prevent error or fraud may materially harm our Company.

We do not expect that internal control over financial accounting and disclosure, even if timely and well established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely affect our business.

Our products or the application thereof will be subject to environmental, occupational safety & health regulations, as well as regulations dealing with, among other matters, harmful or hazardous materials.

Our products will be subject to extensive and increasingly stringent environmental, occupational safety and health regulations and certifications, including but not limited to, electrical codes, and other state and federal, foreign laws, regulations, and standards (“Operational Regulations”). If violations of these Operation Regulations occur, whether unintentional or otherwise, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition, and results of operations.

These Operation Regulations could become more stringent over time, imposing greater compliance costs, and increasing risks and penalties associated with violations. There can be no guarantee that we will not be required to pay significant fines or compensation because of past, current, or future breaches of Operation Regulations. This exposure exists even if we are not responsible for the breaches, in cases where they were committed in the past by companies or businesses that were not part of ours that may be exposed to the risk of claims for breaches of these Operational Regulations. Such claims could adversely affect our financial position and reputation and require unplanned capital investment. If we fail to conduct our business in full compliance with the applicable Operation Regulations, the judicial or regulatory authorities could require us to conduct investigations, unplanned capital investments, and/or implement costly curative measures.

We are subject additional compliance expense as well potential liability for any alleged violations of the securities laws and regulations to which we are or may be subject (the “Securities Laws & Regulations”).

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

Risks Related to Possible Expansion into Foreign Jurisdictions

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

We may not be able to adequately protect our intellectual property right from infringement by unauthorized persons or competitors.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of technologies, our websites or obtain and use information that we consider proprietary.

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms ClearlyElectric and SolarWindow.ClearlyElectric® LiquidElectricity® or SolarWindow® any of the other trademarks that we own.

We currently operate primarily in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

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

Our intellectual property rights may not be sufficient to protect our competitive position and to prevent others from manufacturing, using or selling competing products.

The scope of our owned property rights may not be sufficient to prevent others from manufacturing, using or selling competing products. Competitors could purchase our product and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies and thereby avoid infringing our intellectual property rights. If our intellectual property is not sufficient to effectively prevent our competitors from developing and selling similar products, our competitive position and our business could be adversely affected.

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

Our failure to secure trademark registrations could adversely affect our business and our ability to market our products.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our business and our ability to market our products.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.

We rely on trade secrets to protect our proprietary know-how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable. Nevertheless, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, third party contractors, third party collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by us or made known to the other party by us during the course of the other party’s relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. Further, courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets and proprietary information and therefore be free to use such trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, our trade secrets and proprietary information may be misappropriated as a result of breaches of our electronic or physical security systems in which case we may have no legal recourse. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

Our pending or future patent applications may not result in issued patents, and we cannot predict how long it may take for a patent to issue on any of our pending patent applications, assuming a patent is issued.

Other parties may challenge patents issued or exclusively licensed to us, or courts or administrative agencies may hold our patents or the patents we license on an exclusive basis to be invalid or unenforceable. We may not be successful in defending challenges faced with our patents and other intellectual property rights. Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time consuming and expensive.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first-to-file provisions in particular, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned and licensed patent applications and the enforcement or defense of issued patents that we own or license, all of which could have a material adverse effect on our business and financial condition.

Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent issue on the application. In addition, publications in scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we were the first to invent the technology (if filed prior to the Leahy-Smith Act) or first to file (if filed after the Leahy-Smith Act). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own and, if a patent is issued on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a U.S. patent application covering an invention that is similar to, or the same as, an invention that we own, we may have to participate in an interference or other proceeding in the USPTO or a court to determine priority of invention in the United States, for applications and patents made prior to the enactment of the Leahy-Smith Act. For applications and patents made following the enactment of the Leahy-Smith Act, we may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any U.S. patent rights with respect to such invention.

The patent prosecution process is expensive and time-consuming, is highly uncertain and involves complex legal and factual questions. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and products that are important to our business.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we may not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. In some circumstances, our licensors may have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any of our licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional nonclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned and licensed patents and patent applications, if any, is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product.

Risks Related to Our Personnel and Management

We are dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management, technical, and scientific personnel is intense in our industry. Future success depends in part on our ability to attract, hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the OPV space with focus in our technologies and products. A key risk is our ability to anticipate our needs for certain key competences and to implement human resource solutions to recruit, hire, or improve these competences. If we are not successful in hiring and retaining qualified personnel, our ability to execute on our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

Due to the fact each of our three directors conducts outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities, which may hinder our achieving our business objectives.

Currently we have three directors, none of whom provides their full-time efforts to our business activities. While our directors intend to devote as much time as necessary to the success and development of our technology, each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. If their outside interests begin to take precedence over their positions with the Company, our business will suffer and may adversely impact our goal of achieving profitability through the commercialization of SolarWindow®. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

Due to our small size each of our officers and consultants has a significant influence on our operations and access to sensitive information, which, if an officer or consultant goes rogue, could result in significant damage to, without limitation, the Company’s operations, reputation, financial health, and security of our intellectual property.

Due to our small size, each of our officers and consultants exercises a significant degree of authority and influence on our operations, and has access to highly sensitive information, including related to our intellectual property and access to the Company’s assets. While the Company has implemented various operating procedures and a Code of Ethics and Business Conduct that each person affiliated with the Company is required to review and sign, the Company has no direct control over individual persons actions can make no assurance that one of our officers and consultants will adhere to our operating procedures or act in a manner that is consistent with our Code of Ethics. Nor can the Company provide assurance that an officers and a consultant or a former officer and a consultant may take deliberate action(s) to harm the Company. The potential damages that may result from these unintentional or intentional acts could be materially adverse and result in, but not limited to, loss of capital, loss of assets, weakened intellectual property position because of leaked information, and reputational harm.

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

Until our Common Stock is listed on an exchange, we expect to remain eligible for quotation on the OTC PINK Market on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations for our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of your shares. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners. Please refer to “Our common stock is currently quoted on the OTC PINK (Current Information) which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock” below.

Our common stock is currently quoted on the OTC PINK (Current Information) which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock.

The OTC PINK (Current Information) is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock. Unless and until we file an application for listing of our shares on a national stock exchange or the OTCQB and such an application is accepted (as to which there is no assurance), we expect that our stock will continue to trade on the OTC PINK (Current Information).

Our common stock is not registered for trading on any national stock exchange and thus, should the price of our stock on the OTC PINK (Current Information) fall below five dollars per share and our net tangible assets fall below two million dollars our stock may be deemed a “penny stock,” in which case, you may find it difficult to, deposit, transfer, sell or purchase the shares of our common stock in open market transactions.

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

The value of our net tangible assets for the fiscal years ended August 31, 2024, and 2023 was approximately $4,958,000 and $5,010,000, respectively. Accordingly, we do not believe our stock is a penny stock. And if we continue to satisfy at least one of the foregoing exemptions, our common stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our common stock would be considered a “penny stock.”

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From December 31, 2019, through the date of this annual report, the stock price of our common stock has ranged from a low of $0.01 to a high of $39.20 per share. In addition to the factors discussed in these “Risk Factors” and elsewhere in this report, factors that may cause volatility in our share price include:

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

The trading market for our common stock, which is highly volatile, may depend in part on the research and reports that securities or industry analysts publish about us or our business, markets, or competitors. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market after the filing of a Form S-1, or pursuant to Rule 144, the perception that these sales could occur, could adversely affect the market price of our common stock, and could materially impair our ability to raise capital through equity offerings in the future. Resale Shares held by our existing stockholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities Act.

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

Generally, a “smaller reporting Company” or (“SRC”) is a company that as of the last business day of its most recently completed second quarter: (i) Had a public float of less than $250 million; or (ii) Had annual revenues of less than $100 million and either: (A) No public float; or (B) A public float of less than $700 million. On February 29, 2024, we had a public float of $6,065,000.

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

As of the date of this annual report, we had 53,198,399 shares issued and outstanding, of which 35,687,541 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our common stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our common stock. Subject to compliance with our insider trading policies to the extent applicable, sales of such restricted securities or control securities may be made from time to time, at the discretion of the holders of such securities. We may not have knowledge of any such sales until sometime after such sales are made.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, beneficially owns approximately 72.68% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this annual report, KCC beneficially owns 50,705,598 shares (inclusive of 16,566,667 shares issuable upon exercise of outstanding warrants and 34,138,931 shares of common stock issued and outstanding), or approximately 72.68% of our outstanding common stock, on a fully diluted basis.

As a result, Mr. Rayat, having voting control of 34,138,931 shares of our total issued and outstanding 53,198,399 shares, can exercise control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay, prevent, or cause a change in control should Mr. Rayat sell all or a portion of his shares of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock, possibly cause acceleration of vesting of outstanding options, result in limits to the utilization of our net operating loss, and may adversely affect your investment. In addition, Mr. Rayat could use his voting influence to maintain our existing management and Board of Directors in office, or support or reject other management and Board members proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered and registered financing transactions.

We are a “controlled company” and as a result our stockholders do not have the same protections afforded to stockholders of companies that are not “controlled companies.

Mr. Rayat has voting control over 64.17% of our outstanding voting stock and therefore we currently meet the definition of a “controlled company” under the corporate governance standards for Nasdaq listed companies and for so long as we remain a controlled company under this definition, we are eligible to utilize certain exemptions from the corporate governance requirements of Nasdaq.

As long as KCC owns at least 50% of the voting power of our Company, we will be a “controlled company” as defined under applicable rules. For so long as we are a controlled company under that definition, we are permitted to rely on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our Board must be independent directors;
●	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and
●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

By relying on the “controlled company” exemption, a majority of the members of our Board might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. As a result, you will not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements. We would cease our reliance on the ‘controlled company” exemption in the future should we apply for listing on a national stock exchange.

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

On March 12, 2020, the SEC approved amendments to Rule 12b-2 that excludes from the definitions of “accelerated filer” and “large, accelerated filer” any issuer that is eligible to be a SRC. To be an eligible SRC that is also a non-accelerated filer, a company must have revenues of less than $100 million in the most recent fiscal year and also have a public float of less than $700 million. As a result of the recent amendments to the definition of an SRC and the resulting increase in the thresholds in revenue and public float value, the Company is not subject to the attest requirements of SOX 404(b). However, should our fiscal year revenues exceed $100 million, and our second quarter public float exceed $250 million, the Company will again be subject to SOX 404(b) and the added additional professional fees and management time required to comply SOX 404(b).

There are options to purchase shares of our common stock currently outstanding.

As of August 31, 2024, we have granted options to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 5,433,000 shares of our common stock. The exercise prices of these options range from $0.33 to $6.21 per share. 5,088,000 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our common stock currently outstanding.

As of August 31, 2024, we had outstanding warrants to purchase shares of our common stock to various persons and entities, under which we could be obligated to issue up to 16,666,667 shares of common stock with exercise price of $1.70 per share. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our common stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

As of November 18, 2024, there were 58 stockholders of record of our common stock, and the closing price of our common stock was $0.38 per share as reported on the OTC Pink (Current Information). Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2006 Incentive Stock Option Plan (see below) was our only equity-based compensation plan which expired on March 17, 2023.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	560,000	(2)	$3.76	-
Equity compensation plans not approved by security holders (2)	4,873,000		$2.26	-
Total	5,433,000		$2.41	-

(1) Consists of grants under the 2006 Plan as of August 31, 2024.

(2) Consists of Board approved option grants not issued under any plans. Please refer to ITEM 8, Financial Statements “NOTE–7 - STOCK OPTIONS,” “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE,” and “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Recent Sales of Unregistered Securities

None.

BCSC Cease Trade Order dated January 10, 2023

As previously reported the Company received a Cease Trade Order dated January 10, 2023 (the “CTO”) from the British Columbia Securities Commission (the “BCSC”) which effectively prevents the sale of our securities in Canada until certain actions are taken, including corresponding with the BCSC in the form of filing an Application for Revocation which process involves administrative review, and the requirement of certain disclosures in our filings.

The CTO was issued as a result of the Company’s inability to file its Form 10-K for the fiscal year ended August 31, 2022, and Subsequent quarterly reports for the periods ended November 30, 2022, February 28, 2023 and May 31, 2023 on a timely basis. To have the CTO revoked, the Company is required to (i) be current in its periodic filings, and (ii) file an Application for Revocation of the CTO. The Company became compliant with its periodic filings on October 10, 2023, with the filing of its quarterly report for the three and nine months ended May 31, 2023. The administrative process to apply for a revocation includes, potentially, a number of rounds of comments by the BCSC and responses by the Company which may cause the Company to expend its limited financial and administrative resources with no assurance that the BCSC will grant the revocation.

All of the current directors (other than Mr. Bullinger), and the Company’s Chief Financial Officer held such positions at the time that the CTO was issued.

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

We plan to market any SolarWindow® Products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators, to advance the technical development and subsequent commercialization of our SolarWindow® products. We are actively seeking additional technology and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization. We have not yet entered into any such arrangements for these services.

We cannot accurately predict the amount of funding, or the time required to successfully commercialize or fabricate SolarWindow® products. The actual cost and time required to commercialize our SolarWindow® technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

As of August 31, 2024, we had working capital of $4,668,658 and cash, cash equivalents and short-term investments of $4,249,446. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Annual Report on Form 10-K.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into eleven such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 6, 2021, and extends the date of completion to December 31, 2024. The Company expects to enter into another NCTE prior to December 31, 2024. As of August 31, 2024, the Company had a capitalized asset balance of $45,706 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Year ended August 31, 2024, compared to the year ended August 31, 2023

A summary of our operating expenses for the years ended August 31, 2024, and 2023 follows:

			2024 compared to 2023
	Years Ended August 31,		Change	Percentage
	2024	2023	($)	Change
Operating expenses:
Selling, general & administrative	$1,610,494	$1,403,300	$207,194	15%
Research and development	591,873	748,322	(156,449)	-21%
Stock compensation	403,520	159,382	244,138	153%
Total Operating expense	$2,605,887	$2,311,004	$294,883	13%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the year ended August 31, 2024, compared to the year ended August 31, 2023, SG&A costs increased due to higher consulting fees ($292,000), offset by net decreases in insurance costs ($80,000) and personnel and other administrative costs ($5,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the year ended August 31, 2024, compared to the year ended August 31, 2023, R&D costs decreased primarily as a result of a decrease in CRADA costs ($211,000) offset by higher personnel costs ($55,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased primarily due to the modification of certain option grants resulting in a one-time expense of $26,750 and the grant of 1,250,000 options in April 2024 resulting in the expense of $309,375.

Net loss from continuing operations

Consolidated net loss from continuing operations increased $982,953 to $3,047,466 for the year ended August 31, 2024, as compared to a net loss of $2,064,513 for the year ended August 31, 2023. The increase for the year ended August 31, 2024, compared to 2023 is primarily due to the 2024 impairment of assets and higher costs related to consulting fees and stock compensation, offset by lower R&D costs.

Net loss from discontinued operations

Net loss from discontinued operations of $7,949 in the year ended August 31, 2024, is primarily comprised of costs related to accounting fees offset by reversal of certain liabilities. Net loss from discontinued operations of $331,882 in the year ended August 31, 2023, is primarily comprised of costs related to legal and accounting fees ($221,000), personnel ($89,000), and other SG&A ($22,000).

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of August 31, 2024, and 2023, the Company had cash and short-term investments of $4,249,446 and $5,992,610, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Years Ended August 31,
	2024	2023	Change
Net cash used in operating activities	$(1,741,214)	$(2,084,734)	$343,520
Net cash provided by (used in) investing activities	2,498,051	(5,500,000)	7,998,051
Effect of exchange rate changes on cash and cash equivalents	(1)	(505)	504
Net increase (decrease) in cash and cash equivalents	$756,836	$(7,585,239)	$8,342,075

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, impairments and the effect of changes in working capital. The amount of cash used during the year ended August 31, 2024 compared to cash used during the year ended August 31, 2023 decreased $343,520 due to an approximate decrease in cash layouts related to Insurances ($151,000), CRADA advances ($125,000), the Korean Subsidiary ($38,000), working capital items ($154,000), offset by increased personnel and consulting costs ($132,000).

Investing Activities - We have used cash primarily for liquid short-term investments and computer purchases. In 2024 and 2023, the Company purchased $4,000,000 and $6,000,000, respectively of term deposits, which matured at varying dates resulting in the sale of short-term investments of $6,500,000 and $500,000 during 2024 and 2023, respectively.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2024 and 2023.

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

Under supervision and with the participation of the Principal Executive Officer and Principal Financial Officer (“Management”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of August 31, 2024. Based on that evaluation, Management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2024.

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

As of August 31, 2024, Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management concluded that our internal control over financial reporting was effective as of August 31, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans

During the fiscal quarter ended August 31, 2024, none of our directors or executive officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Name	Age	Current Position With Us	Director or Officer Since
Amit Singh	44	President and Chief Executive Officer (Principal Executive Officer)	May 1, 2024
Bob Levine	75	Director	December 7, 2018
Joseph Sierchio	75	Director	October 1, 2020
Timothy Bullinger	68	Director	March 15, 2024
Justin Frere, CPA	52	Treasurer, Interim Chief Financial Officer and Secretary (Principal Financial Officer)	July 5, 2019

Business Experience

Set forth below are the names of all our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Amit Singh. Has served as the Company’s Vice President since February 2021 and President and CEO since May 1, 2024. Mr. Singh has diverse experience with incubating and developing ventures in cleantech and renewables, biomedical devices, drug discovery and development, and financial marketing and advertising. From June 2006 to May 2008, Mr. Singh served as a Risk and Strategy Consultant at Crowe, where he specialized in identifying high-risk areas for public and private companies, specifically detecting weaknesses in business models and helping develop, re-engineer, and implement core business processes. From September 2007 to March 2018, Mr. Singh served as the Executive Director of Sikhcess, a non-profit, where he coordinated the efforts of more than 5,000 global volunteers to break the cycle of homelessness by providing meals, basic needs, education, mentoring, tutoring, and support. Mr. Singh earned his MBA from the University of Michigan in 2006, and an undergraduate business degree from Wayne State University in 2003.

Bob Levine. Mr. Levine has been with Avison Young since 1994 and is one of the founding partners of the company which has 120 offices in 25 countries and 5,000 real estate professionals. Since 2008, Avison Young has been one of the fastest growing commercial real estate companies in the world. Having retired from the Board of Avison Young after 10 years’ service, Mr. Levine remains on Avison Young’s Executive Committee. Mr. Levine has 40 years of experience in commercial real estate sales, leasing, and advisory roles and has worked with many leading developers, equity partners, and renowned investors. Having consummated many billions of dollars in transactions, he has been responsible for the sale of numerous landmark and Class-A office buildings, shopping centers, industrial properties, and major development sites.

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

Timothy Bullinger. Mr. Bullinger is founder and principal of Arca3 Design Studio Inc., an architecture, interior and landscape design firm. He has served as its president since its formation in 1996. Mr. Bullinger has more than 40 years of experience in architecture and environmental design integrating natural and advanced energy sources including solar, geothermal, wind, and grey water heat recovery systems and developing and incorporating alternate thermal mass materials as part of passive solar systems integrated into his residential and commercial designs. Mr. Bullinger's integration of renewable technologies in architecture has been featured prominently in his bespoke luxury designs. Mr. Bullinger’s expertise also includes the use of specialty glass coating technologies for integration into his designs for residences, estates, hotels, restaurants, spas, yachts and private aircraft. Since 1990, Mr. Bullinger has collaborated with iconic luxury brands including Rolls Royce, Jack Nicklaus, Hermes, Subzero Wolf, Samsung, and Dacor, and worked across the globe, including Beverly Hills, Honolulu, Tokyo, Hong Kong and Paris.

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

Corporate Governance Guidelines; Code of Conduct and Ethics; Amended and Restated Insider Trading Policy

Our Corporate Governance Guidelines assist our Board of Directors in the exercise of its duties and responsibilities and to serve the best interests of SolarWindow® and our stockholders. These guidelines, which provide a framework for the conduct of our Board business addresses the role of a director, Board composition, Board meetings, access to management, Board compensation and other topics.

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

We have adopted an Amended and Restated Insider Trading Policy (the “ITP”) that applies to all officers, directors, employees, and other persons, such as contractors or consultants who have access to material nonpublic information. The ITP also applies to family members, other members of a person’s household and entities controlled by a person covered by the ITP. The purpose of the ITP is to provide guidelines with respect to transactions in the Company’s securities and the handling of material nonpublic information about the Company and the companies with which the Company does business. The Company’s Board has adopted this Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material nonpublic information about a company from: (i) trading in securities of that company; or (ii) providing material nonpublic information to other persons who may trade on the basis of that information. Oversight and implementation of the ITP is performed by the Board and Interim CFO.

We have posted a copy of our Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Amended and Restated Insider Trading Policy on the Investor section of our website at https://www.solarwindow.com/investors/corporate-governance/. Our full Board must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Corporate Governance” section of our website.

Board Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that two of our three directors, including Bob Levine and Timothy Bullinger, qualify as an “independent” director.

Board Leadership Structure

We currently have two executive officers, the President and CEO and Interim CFO and Secretary, and three directors; two of which are independent. Mr. Sierchio serves as the Representative Director of SolarWindow Asia Co., Ltd. Actions taken by SolarWindow Asia Co., Ltd. are performed by the Company’s South Korean accounting firm, pursuant to powers of attorney provided by Mr. Sierchio and SolarWindow Asia (USA) Corp.

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

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers and considers the modification of existing compensation and the adoption of new compensation plans.

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

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer (defined below) compensation. Instead, the Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the marketplace, publicly available information, and informal surveys of human resource professionals.

Board Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2024, all directors attended the meetings of the Board. The Board met seven (7) times and acted by written consent ten (10) times during the fiscal year ended August 31, 2024. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2024, or 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information for the two fiscal years ended August 31, 2024 and 2023 of the Company’s Chief Executive Officer who served as vice president prior to their appointment as CEO, and Interim Chief Financial Officer (the “Named Executive Officers”).  Elements of compensation for our Named Executive Officers include salary and stock option awards. We do not have a pension plan.

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amit Singh, President and Chief Executive Officer (former Vice President) (1)	2024	200,000	-	165,000	-	365,000
	2023	180,000	-	-	-	180,000
Justin Frere (2) Interim Chief Financial Officer and Secretary	2024	79,033	-	24,750	-	103,783
	2023	120,000	-	-	-	120,000

(4) Effective May 1, 2024, the Company and Amit Singh entered into an employment agreement (the “Offer Letter”) whereby Mr. Singh will serve as the Company’s President and Chief Executive Officer. Pursuant to the Offer Letter, in exchange for his full-time efforts, Mr. Singh will receive an annual base salary of $240,000 and a non-statutory stock option with a fair value of $0.33 per share to purchase up to 500,000 shares of the Company’s common stock, at an exercise price of $0.33, term of five (5) years, vesting as to 50% on the date of grant (May 14, 2024) and 50% on the one-year anniversary of date of grant. Pursuant to the Offer Letter, Mr. Sing’s relationship with the Company is at-will and subject to termination upon written notice by either party. Effective July 28, 2020, the Company, Mr. Singh, and Damaak Group, LLC, a U.S. entity wholly-owned by Mr. Singh (“Damaak”), entered into a Business Consulting Agreement (the “BCA”) whereby Mr. Singh supported the executive management team with corporate finance, business development, media & public relations, brand positioning, technology, and investor engagement. Under the BCA, which had an initial term of two (2) years, Damaak was paid a monthly fee of $15,000 effective January 2021. On October 27, 2021, the Board granted Mr. Singh a stock option, with a fair value of $4.92 per share, to purchase up to 15,000 shares of the Company’s common stock at an exercise price of $6.21 per share, term of ten (10) years, vesting as to 50% on April 27, 2022, and 50% on October 27, 2022. The aggregate grant date fair value of the aforementioned stock option awards was determined in accordance with FASB ASC Topic 718. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(2) Mr. Frere has served as the Company’s Controller since August of 2011 and was appointed Secretary on July 5, 2019. Effective July 23, 2020, Mr. Frere was appointed to also serve as the Company’s Interim Chief Financial Officer and Treasurer. Mr. Frere is providing his services pursuant to an at-will executive services agreement (the “ESA”) dated November 1, 2023 on an as needed basis. Mr. Frere’s engagement is at will and can be terminated by either party on notice. As of November 1, 2023, Mr. Frere’s fee for his services is $225 per hour. From April 2021 through September 2023, Mr. Frere was paid $10,000 per month. On April 8, 2024, Mr. Frere received a non-statutory stock option with a fair value of $0.33 per share to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.33, term of five (5) years, vesting as to 50% on the date of grant (May 14, 2024) and 50% on the one-year anniversary of the date of grant. On October 27, 2021, the Board granted Mr. Frere a stock option with a fair value of $4.92 per share to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $6.21 per share, term of ten (10) years, vesting as to 50% on April 27, 2022 and 50% on October 27, 2022. The aggregate grant date fair value of the stock option award, determined in accordance with FASB ASC Topic 718. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2024.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
Amit Singh (1)	250,000	250,000	0.33	5/14/2029
	15,000	-	6.21	10/27/2031
Justin Frere (2)	37,500	37,500	0.33	4/8/2029
	50,000	-	3.54	7/5/2025
	50,000	-	6.21	10/27/2031

(1) In exchange for services, the Company granted the following stock options: 1) 500,000 options with a fair value of $0.33 per share granted on May 14, 2024, at an exercise price of $0.33 per share, term of five (5) years and vesting as to 50% on the date of grant and 50% on the one-year anniversary of the date of grant, and 2) 15,000 options with a fair value of $4.92 per share granted on October 27, 2021, at an exercise price of $6.21 per share, term of ten (10) years and vesting as to 50% six months from the date of grant and 50% on the one-year anniversary of the date of grant. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(2) In exchange for services, the Company granted the following stock options: 1) 75,000 options with a fair value of $0.33 per share granted on April 8, 2024, with an exercise price of $0.33 per share, term of five (5) years and vesting as to 50% on the grant date and 50% on the one-year anniversary of the grant date, 2) 50,000 options with a fair value of $4.92 per share granted on October 27, 2021, at an exercise price of $6.21 per share, term of ten (10) years and vesting as to 50% six months from the date of grant and 50% on the one-year anniversary of the date of grant, and 3) 50,000 options granted on July 5, 2019, with an exercise price of $3.54 per share, term of six (6) years and vesting over five (5) years at the rate of 2,500 shares per quarter. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

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

For their services as directors, non-employee directors received cash compensation of $2,500 per quarter during fiscal 2024 and 2023.

During fiscal 2024, the Company granted 200,000 options to each of the three directors. The options fair value was calculated to be $0.33 per share using the Black-Scholes Option Pricing Model. No equity-based grants were awarded to the other Board members in fiscal 2023.

Director Compensation Table

The following table sets forth the compensation earned by each non-employee director for service as a director during Fiscal 2024 and 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Joseph Sierchio (1)	10,000	66,000	76,000
Bob Levine (1)	10,000	66,000	76,000
Timothy Bullinger (1)	5,000	66,000	71,000
Total 2024 director compensation	25,000	198,000	223,000

Joseph Sierchio	10,000	-	10,000
Bob Levine	10,000	-	10,000
Total 2023 director compensation	20,000	-	20,000

(1) For their services on the Board, on April 8, 2024, the Company granted each of its three directors an option with a fair value of $0.33 per share to purchase 200,000 shares of common stock at an exercise price of $0.33 per share, term of five (5) years, vesting as to 50% on the date of grant and 50% on one-year anniversary of the date of grant. The aggregate grant date fair value of the stock option award was determined in accordance with FASB ASC Topic 718. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2024:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Bob Levine (1)	182,000	100,000
Joseph Sierchio (2)	235,000	100,000
Timothy Bullinger (3)	100,000	100,000
Total	517,000	300,000

(1) Includes the following option grants: 1) 52,000 options granted on July 5, 2019 ,with a six (6) year life and exercise price of $3.54 per share, 2) 30,000 options granted on October 27, 2021 with a ten (10) year life and exercise price of $6.21 per share, and 3) 200,000 options granted on April 8, 2024 with a five (5) year life and exercise price of $0.33 per share with 100,000 vested as of the date of this annual report on form 10-K. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(2) Includes the following option grants: 1) 20,000 options granted on November 21, 2017 with a ten (10) year life and exercise price of $4.87 per share; 2) 50,000 options granted on July 5, 2019 with a six (6) year life and exercise price of $3.54 per share; 3) 50,000 options granted on October 19, 2020 with a six (6) year life and exercise price of $3.42 per share, 4) 15,000 options granted on October 27, 2021 with a ten (10) year life and exercise price of $6.21 per share, and 3) 200,000 options granted on April 8, 2024 with a five (5) year life and exercise price of $0.33 per share with 100,000 vested as of the date of this annual report on form 10-K. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(3) Includes 200,000 options granted on April 8, 2024 with a five (5) year life and exercise price of $0.33 per share with 100,000 vested as of the date of this annual report on form 10-K. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on September 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this annual report, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Bob Levine (3)	491,333	*
Joseph Sierchio (4)	1,681,567	3.15
Timothy Bullinger (5)	100,000	*
Amit Singh (6)	265,000	*
Justin Frere (7)	144,443	*
All Directors and Officers as a Group	2,682,343	4.96

5% Shareholders
Jatinder S. Bhogal (8)	3,713,000	6.53
Kalen Capital Corporation (9) 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	50,705,598	72.68

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 53,198,399 shares of common stock issued and outstanding as of the date of this annual report. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 276,000 shares of common stock, 33,333 shares of common stock reserved for issuance upon the exercise of a Series T Warrant and 182,000 shares of common stock reserved for issuance upon the exercise of vested stock options. Does not include 100,000 shares of common stock reserved for issuance upon exercise of granted stock options that have not yet vested.

(4) Includes 1,446,567 shares of common stock and 235,000 shares of common stock reserved for issuance upon the exercise of vested stock options. Does not include 100,000 shares of common stock reserved for issuance upon exercise of granted stock options that have not yet vested.

(5) Includes 100,000 shares of common stock reserved for issuance upon the exercise of vested stock options. Does not include 100,000 shares of common stock reserved for issuance upon exercise of granted stock options that have not yet vested.

(6) Includes 265,000 shares of common stock reserved for issuance upon the exercise of vested stock options. Does not include 250,000 shares of common stock reserved for issuance upon exercise of granted stock options that have not yet vested.

(7) Includes 6,493 shares of common stock and 137,500 shares of common stock reserved for issuance upon the exercise of vested stock options. Does not include 37,500 shares of common stock reserved for issuance upon exercise of granted stock options that have not yet vested.

(8) Includes 90,000 shares of common stock and 3,623,000 shares of common stock reserved for issuance upon the exercise of vested stock options.

(9) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is based upon the review of our transfer records and information provided to us by Kalen Capital Corporation and includes: (a) 34,138,931 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; and (b) 16,566,667 shares issuable upon exercise of a Series T Warrant.

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

Transactions with Related Persons

The following is a description of each transaction since the beginning of fiscal 2023, and each currently proposed transaction, in which:

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

For additional information, please refer to see “NOTE 8 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2024, and 2023.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

PKF O’Connor Davies, LLP (“PKF”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ending August 31, 2024 and 2023. PKF has served as the company’s independent registered public accounting firm since May 28, 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountant.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or expected to be billed to us for services related to the fiscal years ended August 31, 2024 and 2023, by PKF:

	2024	2023
Audit Fees (1)	$63,000	$54,000
Audit Related Fees (2)	-	-
Tax Fees (3)	7,225	6,000
All Other Fees (4)	-	-
Total	$70,225	$60,000

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

(4) Consists of aggregate fees billed for services provided by the independent registered public accounting firm other than those disclosed above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Form 10-K:

(a)(1)	Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors, are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2024, and 2023;

•	Statements of Operations and Comprehensive Loss for the years ended August 31, 2024, and 2023;

•	Statements of Stockholders’ Equity for the years ended August 31, 2024, and 2023;

•	Statements of Cash Flows for the years ended August 31, 2024, and 2023; and

•	Notes to Financial Statements

(a)(2)	Financial Statements and Schedules

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.1	$3,000,000 Convertible Promissory Note dated October 7, 2013 (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.2	Series I Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.3	Registration Rights Agreement dated October 7, 2013, entered into between New Energy Technologies, Inc. and Kalen Capital Corporation (Incorporated by reference to the Form 8-K filed on October 10, 2013)

4.4	Amendment to Convertible Promissory Note by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.5	Amendment to Bridge Loan Agreement by and between the Company and Kalen Capital Corporation dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.6	Form of Stock Purchase Warrant granted to Kalen Capital Corporation (Incorporated by reference to Form 8-K filed on November 17, 2014)

4.7	Form of Stock Award Agreement (Incorporated by reference to the Form 8-K filed on December 19, 2014

4.8	Form of Series L Warrant issued to 1420468 Alberta Ltd. (Incorporated by reference to Form 8-K filed on March 10, 2015)

4.9	Bridge Loan Agreement and Promissory Note by and between the Company and Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.10	Form of Series M Warrant issued to Kalen Capital Corporation dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.11	Amendment to Bridge Loan Agreement dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.12	Form of Series M Warrant issued to1420468 Alberta Ltd. dated December 7, 2015 (Incorporated by reference to Form 8-K filed on December 11, 2015)

4.13	Second Amended Bridge Loan Agreement dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.14	Form of Series N Warrant dated December 31, 2015 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.15	Lock-Up Agreement dated January 5, 2016 (Incorporated by reference to Form 8-K filed on January 7, 2016)

4.16	Form of Series O Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.17	Form of Series P Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.18	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on February 24, 2016)

4.19	Form of Series Q Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.20	Form of Series R Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.21	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.22	Form of Registration Rights Agreement dated June 20, 2016 (Incorporated by reference to Form 8-K filed on June 23, 2016)

4.23	Form of Series S-A Stock Purchase Warrant (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.25	Form of Registration Rights Agreement dated July 24, 2017 (Incorporated by reference to Form 8-K filed on July 28, 2017)

4.26	Form of Series S Stock Purchase Warrant dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.27	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.28	Form of Registration Rights Agreement dated September 29, 2017 (Incorporated by reference to Form 8-K filed on September 29, 2017)

4.29	Amendment to the 2014 Amended Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.30	Third Amendment to the 2015 Bridge Loan Agreement dated November 3, 2017 (Incorporated by reference to Form 8-K filed on November 9, 2017)

4.31	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.32	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.33	Amended and Restated Articles (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.34	Amended and Restated Bylaws (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.35	Form of Stock Option Agreement dated August 31, 2020 (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.1	Form of Lock-Up Agreement dated November 15, 2016, between SolarWindow, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to the Form 8-K filed on November 18, 2016)

10.2	Form of Lock-Up Agreement dated January 5, 2016, between SolarWindow Technologies, Inc. and each of John A. Conklin, Alastair Livesey and Joseph Sierchio (Incorporated by reference to Form 8-K filed on January 7, 2016)

10.3	Process Integration and Production Agreement dated August 2, 2017 by and between SolarWindow Technologies, Inc. and TriView Glass Industries, LLC, (Incorporated by reference to Form 8-K filed on August 8, 2017)

10.4	Consulting agreements dated July 7, 2017 (Incorporated by reference to Form 8-K filed on July 13, 2017)

10.5	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.6§	Employment Agreement dated January 1, 2014, between New Energy Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 31, 2014)

10.7§	Employment Agreement dated December 27, 2017, between SolarWindow Technologies, Inc. and John A. Conklin (Incorporated by reference to the Form 8-K filed on January 3, 2018)

10.8	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

10.9	Amendment to the March 2015 Loan Agreement dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.11	Amendment to the 2013 Note as amended dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

10.12	Lease dated May 1, 2019 between Rose Claudia of the Vestal Professional Building and Registrant for 300 Main Street, Suite 6, Vestal, New York (Incorporated by reference to Form 10-Q filed on July 9, 2019)

10.13§	Executive Consulting Agreement dated June 29, 2020 having an effective date of July 1, 2020 by and among SolarWindow Technologies, Inc., Vector Asset Management, Inc., and Jatinder S. Bhogal (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.14§	Stock Option Grant and Grant Agreement dated as of June 29, 2020 between SolarWindow Technologies, Inc., Jatinder S. Bhogal and Vector Asset Management, Inc. and having an effective date of July 1, 2020 (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.15§	Executive Services Consulting Agreement dated August 31, 2020, between SolarWindow Technologies, Inc. and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.16§	Non-statutory Stock Option Agreement dated as of August 31, 2020 between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 8-K filed on September 4, 2020)

10.17	Stock Option Grant and Grant Agreement dated as of October 19, 2020 between SolarWindow Technologies, Inc., and Joseph Sierchio (Incorporated by reference to Form 10-Q filed on January 8, 2021)

10.18§	Amendment dated March 1, 2021 to the Executive Services Consulting Agreement dated as of August 31, 2020, between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 8-K filed on March 5, 2021).

10.19§	Separation and Release of Claims Agreement dated January 18, 2022 by and among SolarWindow Technologies, Inc. and Vector Asset Management, Inc. and Jatinder S. Bhogal (Incorporated by reference to the Company’s Form 8-K filed on January 24, 2022).

10.20	Form of Equipment Purchase Agreement dated February 10, 2022 between SolarWindow Asia Co., Ltd and WI-A Corporation (Incorporated by reference to the Company’s Form 10-Q filed on April 8, 2022).

10.21	Form of Stock Option Grant and Grant Agreement dated as of April 8, 2024 between SolarWindow Technologies, Inc., and each of Joseph Sierchio, Robert Levine, Timothy Bullinger and Justin Frere (Incorporated by reference to the Company’s Form S-1 filed on October 18, 2024).

10.22§	Form of Stock Option Grant and Grant Agreement dated as of May 14, 2024 between SolarWindow Technologies, Inc., and Amit Singh (Incorporated by reference to the Company’s Form S-1 filed on October 18, 2024).

10.23§	Offer Letter dated May 14, 2024, between SolarWindow Technologies, Inc. and Amit Singh. Portions of this Exhibit have been omitted (Incorporated by reference to Form 8-K filed on May 21, 2024).

17.0	Termination Notice dated May 8, 2022 (incorporated by reference to the Company’s Form 8-K filed on May 13, 2022).

19.1*	Insider Trading Policy

99.0	Notice of Civil Claim, Endorsement on Originating Pleading or Petition for Service Outside British Columbia Notice of Application - Without Notice; Affidavit (incorporated by reference to the Company’s Form 8-K filed on June 15, 2022)

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

23.1	Consent of PKF O’Connor Davies, LLP

31.1	Certification of the Acting Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Acting Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Chief Executive Officer (Principal Executive Officer)
Date:	November 20, 2024

By:	/S/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bob Levine	Chairman and Director	November 20, 2024
Bob Levine

/s/ Timothy Bullinger	Director	November 20, 2024
Timothy Bullinger

/s/ Joseph Sierchio	Director	November 20, 2024
Joseph Sierchio

SOLARWINDOW TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity, and consolidated cash flows for each of the two years in the in the period ended August 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF O’Connor Davies, LLP

New York, New York

November 20, 2024

PCAOB ID No. 127

* * * * *

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,249,446	$492,610
Short-term investments	3,000,000	5,500,000
Deferred research and development costs	45,706	56,698
Prepaid expenses and other current assets	681,529	241,668
Current assets of discontinued operations	13,489	13,522
Total current assets	4,990,170	6,304,498
Property and Equipment, net of accumulated depreciation of $136,246 and $125,128, respectively	13,458	1,315,282
Total assets	$5,003,628	$7,619,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$85,922	$114,092
Related party payables	113,120	37,025
Current liabilities of discontinued operations	122,470	136,109
Total current liabilities	321,512	287,226
Total liabilities	321,512	287,226

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at August 31, 2024 and 2023	53,198	53,198
Additional paid-in capital	83,538,904	82,735,384
Accumulated other comprehensive (loss)	(76,702)	(78,159)
Retained deficit	(78,833,284)	(75,377,869)
Total stockholders' equity	4,682,116	7,332,554
Total liabilities and stockholders' equity	$5,003,628	$7,619,780

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended August 31,
	2024	2023

Revenue	$—	$—

Operating expenses
Selling, general and administrative	2,011,899	1,546,177
Research and development	593,988	764,827
Total operating expenses	2,605,887	2,311,004
Loss from operations	(2,605,887)	(2,311,004)

Other income (expense)
Interest income	242,371	246,491
Impairment of fixed assets	(683,950)	—
Total other income (expense)	(441,579)	246,491
Net loss from continuing operations	$(3,047,466)	$(2,064,513)
Net loss from discontinued operations	(7,949)	(331,882)
Deemed dividend attributable to warrant modification	(400,000)	—
Net loss attributable to common stockholders	$(3,455,415)	$(2,396,395)
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	1,457	(4,528)
Comprehensive income (loss)	$(3,453,958)	$(2,400,923)

Loss per Share from continuing operations basic and diluted	$(0.06)	$(0.04)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.01)
Loss per Share basic and diluted	$(0.06)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2022	53,198,399	$53,198	$82,576,002	$(73,631)	$(72,981,474)	$9,574,065
Stock based compensation due to common stock purchase options	—	—	159,382	—	—	159,382
Foreign currency translation adjustments	—	—	—	(4,528)	—	(4,528)
Net loss for the year ended August 31, 2023	—	—	—	—	(2,396,395)	(2,396,395)
Balance, August 31, 2023	53,198,399	53,198	82,735,384	(78,159)	(75,377,869)	7,332,554
Stock based compensation due to common stock purchase options	—	—	403,520	—	—	403,520
Deemed dividend attributable to warrant modification	—	—	400,000	—	—	400,000
Foreign currency translation adjustments	—	—	—	1,457	—	1,457
Net loss for the year ended August 31, 2024	—	—	—	—	(3,455,415)	(3,455,415)
Balance, August 31, 2024	53,198,399	$53,198	$83,538,904	$(76,702)	$(78,833,284)	$4,682,116

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2024	2023
Cash flows from operating activities
Loss from continuing operations	$(3,047,466)	$(2,064,513)
Loss from discontinued operations	(7,949)	(331,882)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	11,118	14,709
Stock based compensation expense	403,520	159,382
Impairment of assets	683,950	—
Changes in operating assets and liabilities:
Deferred research and development costs	10,992	97,101
Prepaid expenses and other assets	168,760	(124,063)
Accounts payable and accrued expenses	(40,234)	99,078
Related party payable	76,095	65,454
Net cash used in operating activities	(1,741,214)	(2,084,734)

Cash flows from investing activities
Purchase of short-term investments	(4,000,000)	(6,000,000)
Redemption of short-term investments	6,500,000	500,000
Capital expenditures	(1,949)	—
Net cash provided by (used in) investing activities	2,498,051	(5,500,000)
Effect of exchange rate changes on cash and cash equivalents	(1)	(505)
Net increase (decrease) in cash and cash equivalents	756,836	(7,585,239)
Cash and cash equivalents at beginning of year	492,610	8,077,849
Cash and cash equivalents at end of year	$1,249,446	$492,610

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

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

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained a local accountant and counsel in South Korea to assist in the dissolution of the Korean Subsidiary.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of August 31, 2024, the Company had $4,249,446 of cash, cash equivalents and short-term investments on hand, and working capital of $4,668,658. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to commercialize its electricity generating coatings and application methodology. The Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

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

Fiscal Year-End

The Company’s quarterly periods end on November 30, February 29 and May 31 with August 31 being the Company’s fiscal year end.

Principles of Consolidation

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. All significant intercompany balances and transactions have been eliminated.

Cash and Highly Liquid Investments

Cash includes cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company had $4,249,446 of cash and short-term deposits as of August 31, 2024, including $142,496 held in the US and covered by FDIC insurance, and $4,106,950 held in Canadian bank accounts with $4,032,827 in excess of Canadian Deposit Insurance Corporation insured limits.

	August 31,
	2024	2023
Cash	$1,249,446	$492,610
Short-term investments	3,000,000	5,500,000
	$4,249,446	$5,992,610

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. Time Deposits pay the interest earned at the time of maturity or redemption. During the year ended August 31, 2024, $5,900,000 of time deposits matured and $600,000 was redeemed. During the year ended August 31, 2024, the Company received $317,394 of earned interest on the time deposits. On February 28, 2024, the Company purchased new time deposits, which consist of a 12-month $2,500,000 fixed-term deposit earning interest of 5.2%, a 12-month $500,000 fixed-term deposit earning interest of 4.50% and a 6-month $1,000,000 fixed-term deposit earning interest of 5.10%. During the years ended August 31, 2024 and 2023, the Company recognized $223,021 and $161,544, respectively, of interest income related to short-term investments.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Years Ended August 31,
	2024	2023
Stock options	5,433,000	4,207,400
Warrants	16,666,667	16,666,667
	22,099,667	20,874,067

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ended August 31, 2024 and 2023, the Company recognized comprehensive income and comprehensive loss of $1,457 and $4,528, respectively, which were entirely from foreign currency translation.

As of and for the years ended August 31, 2024 and 2023, the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the year ended	Exchange rate at	For the year ended
Currency	August 31, 2024	August 31, 2024	August 31, 2023	August 31, 2023
Korean Won	1,335.70	1,344.84	1,324.00	1,321.29

Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion.

Recent accounting pronouncements not yet adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for our annual periods beginning September 1, 2024, and our interim periods beginning September 1, 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the years ended August 31, 2024 and 2023:

	Years Ended August 31,
	2024	2023
Operating expenses
Selling, general and administrative	$7,949	$315,638
Research and development	—	16,253
Total operating expenses	7,949	331,891

Other income (expense)
Interest income	—	9
Net loss from discontinued operations	$(7,949)	(331,882)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of August 31, 2024 and 2023:

	August 31,
	2024	2023
Current assets
Prepaid expenses and other current assets	$13,489	$13,522
Total current assets	13,489	13,522
Total assets	$13,489	$13,522

Current liabilities
Accounts payable and accrued expenses	$122,470	$136,109
Total current liabilities	$122,470	$136,109

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes the following items:

	August 31,
	2024	2023
Prepaid expenses	$8,000	$24,250
Prepaid insurance premium	9,612	67,833
Interest income receivable (a)	55,212	149,585
Equipment deposit refund receivable (b)	608,705	—
Total	$681,529	$241,668

(a)	Relates to interest receivable in short term deposits as described above under NOTE 2 – Interim Statement Presentation, “Short-term Investments.”
(b)	For additional information, see NOTE 5 – Property and Equipment

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	August 31,		Increase/
	2024	2023	(decrease)
Computers, office equipment and software	$16,051	$14,102	$1,949
Equipment	133,653	133,653	—
In-process equipment	—	1,292,655	(1,292,655)
Total property and equipment	149,704	1,440,410	(1,290,706)
Accumulated depreciation	(136,246)	(125,128)	(11,118)
Property and equipment, net	$13,458	$1,315,282	$(1,301,824)

During the year ended August 31, 2024 and 2023, the Company purchased $1,950 and $0 of property and equipment, respectively. During the years ended August 31, 2024 and 2023, the Company recognized straight-line depreciation expense of $11,119 and $14,709, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 (the “Equipment Deposit”) towards the purchase of manufacturing equipment. Subsequent to May 31, 2024, the Company decided to pursue similar equipment that will enable significantly increased efficiency and capabilities. As a result, the Company reclassified the unused portion of the Equipment Deposit ($608,705) to current assets in anticipation of a return of those funds. The remaining $683,950 was impaired, and, according to the vendor, relates primarily to a coating die valued at $210,000 and engineering and design valued at $473,950 that has no future benefit to the Company.

NOTE 6 – Common Stock and Warrants

Common Stock

At August 31, 2024, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

2006 Long-Term Incentive Plan

In 2006 the Company’s Board and stockholders adopted and approved 15,000,000 shares for grant under the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was extended by the Board on February 7, 2021 for a period of two years. On January 13, 2023, the Board extended the 2006 Plan for two months. The 2006 Plan expired on March 17, 2023. The 2006 Plan provided for the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other types of awards to employees, consultants, and directors. Stock options granted pursuant to the 2006 Plan vest from zero to five years and expire from six to ten years after the date of grant with the exercise price equal to the fair value of the underlying stock on the date of grant. See “NOTE 7 - Stock Options” for additional information.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. Other than the Series P Warrants, all of the following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2024 and 2023 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of August 31,
Description	2024	2023	Weighted Average Exercise Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029

During the year ended August 31, 2023, 2,615,250 warrants expired unexercised.

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

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

Years Ended August 31,
	2024	2023
Expected dividend yield	—	—
Expected stock price volatility	332% - 452%	—
Risk-free interest rate	4.46% - 4.60%	—
Expected term (in years)(simplified method)	2.5- 3.0	—
Exercise price	$0.33 - $4.87	—
Weighted-average grant date fair-value	$0.43	—

A summary of the Company’s stock option activity for the years ended August 31, 2024 and 2023 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2022	6,761,400	4.01
Forfeitures and cancellations	(2,554,000)	5.60
Outstanding at August 31, 2023	4,207,400	3.04
Grants	1,250,000	0.33
Forfeitures and cancellations	(24,400)	3.54
Outstanding at August 31, 2024	5,433,000	2.41	4.38	—
Exercisable at August 31, 2024	4,808,000	2.68	4.35	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2024. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.30 on August 30, 2024 and no outstanding options have an exercise price below $0.30 per share, as of August 31, 2024, there is no intrinsic value in the Company’s outstanding, and vested stock options.

Year Ended August 31, 2024

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations and Comprehensive Loss for the years ended August 31, 2024 and 2023:

	Years Ended August 31,
Stock compensation expense:	2024	2023
Selling, general and administrative	$401,405	$142,877
Research and development	2,115	16,505
Total	$403,520	$159,382

As of August 31, 2024, the Company had $103,125 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a period of 0.50 year.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
0.33	1,250,000	4.61	0.33	625,000	4.61	0.33
2.32	153,000	5.11	2.32	153,000	5.11	2.32
2.60	2,500,000	4.44	2.60	2,500,000	4.44	2.60
3.42	50,000	2.13	3.42	50,000	2.13	3.42
3.46	35,000	1.35	3.46	35,000	1.35	3.46
3.54	1,225,000	3.87	3.54	1,225,000	3.87	3.54
4.87	110,000	4.22	4.87	110,000	4.22	4.87
6.21	110,000	7.16	6.21	110,000	7.16	6.21
Total	5,433,000	4.38	2.41	4,808,000	4.35	2.68

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception, and, beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provided for an annual fee of $175,000 in exchange for general counsel services, and the reimbursement of expenses. Beginning November 2023, Mr. Sierchio began serving as general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services and expense reimbursement billed by Sierchio Law, LLP totaled $263,403 and $189,299 for the years ended August 31, 2024 and 2023, respectively. As of August 31, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $40,225, including $37,725 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2024.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Income Taxes

Provision for Income Taxes

The components of loss before income taxes follows:

	Years Ended August 31,
	2024	2023
United States	$(3,081,050)	$(2,244,302)
Foreign	25,635	(111,001)
Loss before income taxes	$(3,055,415)	$(2,355,303)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$8,953,768	$8,468,620
Capitalized research and development	852,600	944,662
Impairment of fixed assets	143,630	—
Stock based compensation	2,613,620	2,550,537
Gross deferred tax assets	12,563,618	11,963,819
Less: valuation allowance	(12,562,789)	(11,962,425)
Total deferred tax assets	$829	$1,394

Deferred tax liabilities:
Depreciation	$(829)	$(1,394)
Gross deferred tax liabilities	(829)	(1,394)
Net deferred taxes	$—	$—

The net increase in the valuation allowance for deferred tax assets was $600,364 and $487,886 for the year ended August 31, 2024 and 2023, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has U.S. federal net operating loss carry forwards at August 31, 2024 available to offset future federal taxable income, if any, of $40,948,943, which will begin to expire in 2024. $24,319,651 of the U.S. federal net operating losses will expire through 2037 and $16,629,292 have an indefinite life. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company also has foreign net operating losses of $1,477,041 as of August 31, 2024, which will begin to expire in 2035.

The effects of state income taxes were insignificant for the years ended August 31, 2024 and 2023.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2024 and 2023:

	2024	2023
Income tax benefit at statutory rate	$641,637	$494,614
Foreign rate differential	(769)	4,440
Permanent differences	(5,454)	—
Stock options	(21,656)	8,961
Other	(13,394)	(20,127)
Change in valuation allowance	(600,364)	(487,886)
	$—	$—

The fiscal years 2022 through 2024 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2024 and 2023 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

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

NOTE 11 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2024 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this annual report.

