Form 10-K/A
period 2024-08-31
SolarWindow Technologies, Inc.
filed 2024-12-05
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of SolarWindow Technologies, Inc.. (the "Company") for the period ended August 31, 2024, originally filed with the Securities and Exchange Commission (the "SEC") on November 20, 2024 (the "Original Form 10-K"). This Amendment is being filed for the sole purpose of including disclosure under Item 1C, Cybersecurity.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1 and 32.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Item 1C. CYBERSECURITY

As of the date of this Annual Report, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Risk management and strategy.

We have not established specific processes for assessing, identifying, and managing material risks from cybersecurity threats or engaged third parties to assess such risks. However, if exposed to such a risk, we would assess any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

Primary responsibility for assessing any cybersecurity risks rests with our management, who would report any threat to our board of directors.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K/A.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Chief Executive Officer (Principal Executive Officer)
Date:	December 5, 2024

By	/S/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	December 5, 2024