Form 10-Q
period 2024-11-30
SolarWindow Technologies, Inc.
filed 2025-01-14
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on January 13, 2025.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2024	2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$721,879	$1,249,446
Short-term investments	3,000,000	3,000,000
Deferred research and development costs	42,141	45,706
Prepaid expenses and other current assets	755,571	681,529
Current assets of discontinued operations	12,899	13,489
Total current assets	4,532,490	4,990,170
Property and Equipment, net	11,813	13,458
Total assets	$4,544,303	$5,003,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$95,196	$85,922
Related party payables	158,745	113,120
Current liabilities of discontinued operations	106,445	122,470
Total current liabilities	360,386	321,512
Total liabilities	360,386	321,512

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at November 30, 2024 and August 31, 2024	53,198	53,198
Additional paid-in capital	83,590,467	83,538,904
Accumulated other comprehensive loss	(74,401)	(76,702)
Accumulated deficit	(79,385,347)	(78,833,284)
Total stockholders' equity	4,183,917	4,682,116
Total liabilities and stockholders' equity	$4,544,303	$5,003,628

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended November 30,
	2024	2023

Revenue	$-	$-

Operating expenses:
Selling, general and administrative	457,952	451,501
Research and development	137,179	116,696
Total operating expenses	595,131	568,197
Loss from operations	(595,131)	(568,197)

Other income:
Interest income	44,039	68,695
Total other income	44,039	68,695
Net loss from continuing operations	(551,092)	(499,502)
Net loss from discontinued operations	(971)	(1,870)
Net loss attributable to common stockholders	(552,063)	(501,372)
Other comprehensive income (loss):
Foreign currency translation gain/(loss)	2,301	(1,528)
Comprehensive (loss) attributable to common stockholders’	$(549,762)	$(502,900)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other		Total
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2024	53,198,399	$53,198	$83,538,904	$(76,702)	$(78,833,284)	$4,682,116
Stock based compensation due to common stock purchase options	-	-	51,563	-	-	51,563
Foreign currency translation adjustment	-	-	-	2,301	-	2,301
Net loss	-	-	-	-	(552,063)	(552,063)
Balance, November 30, 2024	53,198,399	$53,198	$83,590,467	$(74,401)	$(79,385,347)	$4,183,917

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023

Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(75,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	-	-	23,215	-	-	23,215
Foreign currency translation adjustment	-	-	-	(1,528)	-	(1,528)
Net loss	-	-	-	-	(501,372)	(501,372)
Balance, November 30, 2023	53,198,399	$53,198	$82,758,599	$(79,687)	$(75,879,241)	$6,852,869

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended November 30,
	2024	2023
Cash flows from operating activities
Net loss from continuing operations	$(551,092)	$(499,502)
Net loss from discontinued operations	(971)	(1,870)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,645	3,594
Stock based compensation expense	51,563	23,215
Changes in operating assets and liabilities:
Deferred research and development costs	3,565	(46,935)
Prepaid expenses and other assets	(74,042)	(78,650)
Accounts payable and accrued expenses	(3,860)	55,000
Related party payable	45,625	(12,442)
Net cash used in operating activities	(527,567)	(557,590)

Cash flows from investing activities
Redemption of short-term investments	-	200,000
Net cash provided by investing activities	-	200,000
Net decrease in cash and cash equivalents	(527,567)	(357,590)
Cash and cash equivalents at beginning of period	1,249,446	492,610
Cash and cash equivalents at end of period	$721,879	$135,020

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

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained a local accountant and legal counsel in South Korea to assist in the dissolution of the Korean Subsidiary.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of November 30, 2024, the Company had $3,721,879 of cash, cash equivalents and short-term investments, and working capital of $4,172,104. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it may need to raise additional capital to commercialize its electricity generating coatings and application methodology. If additional funding is required, the Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of November 30, 2024, and for the three months ended November 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on November 20, 2024.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of November 30, 2024, results of operations, stockholders’ equity and cash flows for the three months ended November 30, 2024 and 2023. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s first quarter in fiscal 2025 and 2024 ended on November 30, 2024 and 2023, respectively.

Cash and Cash Equivalents and Short-Term Investments

Cash includes cash on hand and short-term investments with original maturities of three months or less from the date of purchase. The Company had $3,721,879 of cash and short-term deposits as of November 30, 2024, including $45,903 held in the US and covered by FDIC insurance, and $3,675,895 held in Canadian banks with $3,604,517 in excess of Canadian Deposit Insurance Corporation insured limits.

Cash and cash equivalents and short-term investments include the following:

	November 30,	August 31,
	2024	2024
Cash	$721,879	$1,249,446
Short-term investments	3,000,000	3,000,000
Total cash and short-term investments	$3,721,879	$4,249,446

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. Time Deposits typically pay earned interest at the time of maturity or redemption. During the three months ended November 30, 2024 and 2023, $0 and $200,000 of time were redeemed, respectively. During the three months ended November 30, 2024 and 2023, the Company received $65,534 and $5,915, respectively, of earned interest on its time deposits. On February 28, 2024, the Company purchased new time deposits, which consist of a 12-month $2,500,000 fixed-term deposit earning interest of 5.2%, and a 12-month $500,000 fixed-term deposit earning interest of 4.50%. During the three months ended November 30, 2024 and 2023, the Company recognized interest income related to short-term investment of $38,020 and $67,957, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes the following items:

	November 30,	August 31,
	2024	2024
Prepaid expenses	$20,000	$8,000
Prepaid insurance premium (a)	99,167	9,612
Interest income receivable (b)	27,699	55,212
Equipment deposit refund receivable (c)	608,705	608,705
Total	$755,571	$681,529

(a)	Relates to prepaid premium on the Company’s Directors and Officers liability insurance
(b)	Relates to interest receivable in short term deposits as described above under NOTE 2 – Interim Statement Presentation, “Short-term Investments.”
(c)	For additional information, see NOTE 5 – Property and Equipment

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

Recent accounting pronouncements not yet adopted

None.

Recently adopted accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for our annual periods beginning September 1, 2024, and our interim periods beginning September 1, 2025. The Company expects to adopt ASU No. 2023-07 for our annual reporting for fiscal year 2025. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023
Operating expenses
Selling, general and administrative	$971	$1,870
Total operating expenses	971	1,870
Net loss from discontinued operations	$(971)	$(1,870)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of November 30, 2024 and August 31, 2024:

	November 30, 2024	August 31, 2024
Current assets
Prepaid expenses and other current assets	$12,899	$13,489
Total current assets	12,899	13,489
Total assets	$12,899	$13,489

Current liabilities
Accounts payable and accrued expenses	$106,445	$122,470
Total current liabilities	$106,445	$122,470

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	For the Three Months Ended November 30,
	2024	2023
Stock options	5,433,000	4,183,000
Warrants	16,666,667	16,666,667
	22,099,667	20,849,667

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	November 30,	August 31,
	2024	2024
Computers, office equipment and software	$16,051	$16,051
Equipment	133,653	133,653
Total property and equipment	149,704	149,704
Accumulated depreciation	(137,891)	(136,246)
Property and equipment, net	$11,813	$13,458

During the three months ended November 30, 2024 and 2023, the Company recognized straight-line depreciation expense of $1,645 and $3,594, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 (the “Equipment Deposit”) towards the purchase of manufacturing equipment. In fiscal 2024, the Company decided to pursue similar equipment that will enable significantly increased efficiency and capabilities. As a result, the Company reclassified the unused portion of the Equipment Deposit ($608,705) to current assets in anticipation of a return of those funds. The remaining $683,950 was impaired as of May 31, 2024, and, according to the vendor, relates primarily to a coating die valued at $210,000 and engineering and design valued at $473,950 that has no future benefit to the Company.

NOTE 6 – Common Stock and Warrants

Common Stock

At November 30, 2024, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2024 and August 31, 2024 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
	November 30,	August 31,	Exercise
Description	2024	2024	Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. No stock options were granted during the three months ended November 30, 2024 and 2023. A summary of the Company’s stock option activity for the nine months ended May 31, 2024 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2024	5,433,000	2.41
Outstanding at November 30, 2024	5,433,000	2.41	4.39 years	-
Exercisable at November 30, 2024	4,808,000	2.68	4.35 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2024. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.32 on November 30, 2024 and no outstanding options have an exercise price below $0.32 per share, as of November 30 there is no intrinsic value in the Company’s outstanding and vested stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023
Stock compensation expense:
Selling, general and administrative	$51,563	$22,510
Research and development	-	705
Total	$51,563	$23,215

As of November 30, 2024, the Company had $51,563 of unrecognized compensation cost related to unvested stock options which is expected to be recognized during the three months ended February 28, 2025.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2024:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
0.33	1,250,000	4.36	0.33	625,000	4.36	0.33
2.32	153,000	4.86	2.32	153,000	4.86	2.32
2.60	2,500,000	4.19	2.60	2,500,000	4.19	2.60
3.42	50,000	1.88	3.42	50,000	1.88	3.42
3.46	35,000	1.10	3.46	35,000	1.10	3.46
3.54	1,225,000	3.62	3.54	1,225,000	3.62	3.54
4.87	110,000	3.97	4.87	110,000	3.97	4.87
6.21	110,000	6.91	6.21	110,000	6.91	6.21
Total	5,433,000	4.39	2.41	4,808,000	4.35	2.68

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception, and, beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provided for an annual fee of $175,000, payable in equal monthly installments, in exchange for general counsel services, and the reimbursement of expenses. Beginning November 2023, Mr. Sierchio began serving as general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services and expense reimbursement billed by Sierchio Law, LLP totaled approximately $61,700 and $43,750 for the three months ended November 30, 2024 and 2023, respectively. As of November 30, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $64,200, including $61,700 related to legal services and $2,500 related to the quarterly board fee for the three months ended November 30, 2024.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Commitments and Contingencies

On June 9, 2022, the Company was served the Notice of Civil Claim dated May 16, 2022 (the “Notice of Claim”), and related Notice of Application (the “Application”) and Order Made After Application (the “Order”). The Notice of Claim, the Application and Order are collectively referred to herein as the “Complaint.” Please refer to our Form 10-K filed on November 20, 2024 and Exhibit 99.0 thereto.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended November 30, 2024 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Overview

We are a developer of semi-transparent electricity-generating coatings, and methodologies for their application to various materials (collectively, “LiquidElectricity® Coatings”). When applied in ultra-thin layers to rigid glass, and flexible glass and plastic surfaces our LiquidElectricity® Coatings transform otherwise ordinary surfaces into photovoltaic devices capable of generating electricity from natural sun, artificial light, and low, shaded, or reflected light conditions while maintaining transparency.

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

Currently, we do not have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future. Our product development programs involve ongoing R&D and product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

We plan to market any SolarWindow® products we commercialize through co-marketing and co-promotion, licensing, and distribution arrangements with third party collaborators, to advance the technical development and subsequent commercialization of our SolarWindow® products. We are actively seeking additional technologies and product licensing, joint venture arrangements, and manufacturing process integration relationships with commercial partners and industry; and organizations which have established technical competencies, market reach, and mature distribution networks in the solar PV, building-integrated PV, and alternative and renewable energy market industries. We believe that this approach could provide immediate access to existing distribution channels which can increase market penetration and commercial acceptance of our products, and enable us to avoid expending significant funds for development of a large sales and marketing organization.

On August 22, 2024 Lippert Components Inc. and SolarWindow Technologies, Inc. agreed to jointly pursue the integration of SolarWindow technologies into select Lippert components to produce transparent electricity-generating SolarWindow-Lippert Products. There is no assurance that any of the mutually defined goals will be attained or that future agreements will be successfully negotiated or consummated and no assurance that SolarWindow-Lippert Products will be successfully engineered, prototyped, tested, certified, manufactured, produced, or sold.

We cannot accurately predict the amount of funding, or the time required to successfully design, fabricate and commercialize SolarWindow® products. The actual cost and time required to commercialize our SolarWindow® technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

As of November 30, 2024, we had working capital of $4,172,104 and cash, cash equivalents and short-term investments of $3,721,879. Based upon current and near-term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Quarterly Report on Form 10-Q.

Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity financings with financial or strategic investors in order to expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into twelve such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 11, 2024, and extends the date of completion to December 31, 2025. As of November 30, 2024, the Company had a capitalized asset balance of $42,141 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Three Months ended November 30, 2024, compared to the three months ended November 30, 2023

A summary of our operating expenses for the three months ended November 30, 2024, and 2023 follows:

			Fiscal 2025 compared to Fiscal 2024
	Three Months Ended November 30,		Change	Percentage
	2024	2023	($)	Change
Operating expenses:
Selling, general & administrative	$406,389	$428,991	$(22,602)	-5%
Research and development	137,179	115,991	21,188	18%
Stock compensation	51,563	23,215	28,348	122%
Total Operating expense	$595,131	$568,197	$26,934	5%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the three months ended November 30, 2024 compared to the three months ended November 30, 2023, SG&A costs remained relatively flat.

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2024, compared to the three months ended November 30, 2023, R&D costs increased primarily as a result of an increase in personnel costs.

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased primarily due to the grant of 1,250,000 options in April 2024 resulting in the expense of $51,563 for the three months ended November 30, 2024.

Net loss from continuing operations

Consolidated net loss from continuing operations increased $51,590 to $551,092 for the three months ended November 30, 2024, as compared to a net loss of $499,502 for the three months ended November 30, 2023. The increase for the three months ended November 30, 2024, compared to 2023 is primarily due to higher R&D costs and lower interest income earned on the Company’s short-term investments.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of November 30, 2024, and August 31, 2024, the Company had cash and short-term investments of $3,721,879 and $4,249,446, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended November 30,
	2024	2023	Change
Net cash used in operating activities	$(527,567)	$(557,590)	$30,023
Net cash provided by investing activities	-	200,000	(200,000)
Net decrease in cash and cash equivalents	$(527,567)	$(357,590)	$(169,977)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. The amount of cash used during the three months ended November 30, 2024 compared to cash used during the three months ended November 30, 2023 decreased $30,023 due primarily to a decrease in cash layouts related CRADA advances.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the three months ended November 30, 2024 and 2023.

Recently Issued Accounting Standards

For more information regarding recent accounting standards and their impact to our results of operations and financial position, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three months ended November 30, 2024.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note–8 - Transactions With Related Persons” to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

BCSC Cease Trade Order dated January 10, 2023

As previously reported the Company received a Cease Trade Order dated January 10, 2023 (the “CTO”) from the British Columbia Securities Commission (the “BCSC”). The CTO was issued as a result of the Company’s inability to file its Form 10-K for the fiscal year ended August 31, 2022 on SEDAR+, and Subsequent quarterly reports for the periods ended November 30, 2022, February 28, 2023 and May 31, 2023 on a timely basis. Although, the Company does not have a class of stock that trades on any Canadian stock exchanges, the CTO effectively prevents the sale of our securities in Canada and to residents of Canada.

To have the CTO revoked, the Company is required to (i) be current in its periodic filings, and (ii) file an Application for Revocation of a Cease Trade Order to the satisfaction of the BCSC. The Company believes it became compliant with its periodic filings on October 10, 2023, with the filing of its quarterly reports on form 10-Q for the three and nine months ended May 31, 2023 on SEDAR+. The Company filed an Application for Revocation of a Cease Trade Order on SEDAR+ on October 23, 2024, and received comments from the BCSC on October 30, 2024. The Company has engaged Canadian counsel to assist it in evaluating the BCSC comments and in preparing an appropriate response. The Company expects the CTO will remain in place until such time as the BCSC is satisfied with the Company’s Application for Revocation of a Cease Trade Order and a no further comment position is attained. The Company is unable to provide assurance as to the timing for the BCSC’s approval of the Application for Revocation of the Cease Trade Order or whether the BCSC will grant the revocation.

Due to the changes that have occurred in the Company’s operations and commercialization strategies which collectively have significantly altered the Company’s nexus to Canada and consistent with its decision to extricate itself from the Republic of South Korea and refocus its efforts in the United States, the Company, in consultation with Canadian counsel, is reviewing and re-evaluating its status as a reporting issuer in Canada so as to reduce, if not totally eliminate the potentially significant compliance costs associated with Canadian rules and regulations, many of which differ from the rules and regulations governing the Company’s operations in the United States. However, even if the Company were to cease being a reporting issuer in Canada, it will still be required to prosecute the Application for Revocation of the Cease Trade Order in Canada.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Acting Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended November 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Chief Executive Officer
(Principal Executive Officer)
Date:	January 14, 2025

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	January 14, 2025

