Form 10-K/A
period 2024-08-31
SolarWindow Technologies, Inc.
filed 2025-03-27
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

SolarWindow Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the year ended August 31, 2024, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 20, 2024 as amended via Amendment No. 1 filed with the SEC on December 5, 2024 (the “Original 2024 Form 10-K as Amended”). The purpose of this Amendment No. 2 is to expand disclosure related to our majority shareholder under Item 1A, Risk Factors.

Except as otherwise expressly noted herein, this Amendment No. 2 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K as Amended, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K as Amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1 and 32.1. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Item	1A. Risk Factors

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, beneficially owns approximately 72.68% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this annual report, KCC beneficially owns 50,705,598 shares (inclusive of 16,566,667 shares issuable upon exercise of outstanding warrants and 34,138,931 shares of common stock issued and outstanding), or approximately 72.68% of our outstanding common stock, on a fully diluted basis. Mr. Rayat has voting and disposition authority over these shares.

As previously reported by the Company on Form 8-K dated, on February 28, 2024, available at https://www.sec.gov/ix?doc=/Archives/edgar/data/1071840/000117184324001191/f8k_030424.htm), Mr. Rayat and the SEC jointly and voluntarily entered into a settlement agreement resolving the claims asserted against Mr. Rayat in the SEC’s amended complaint as filed in Securities and Exchange Commission v. Harmel S. Rayat, RenovaCare, Inc., Jatinder Bhogal, Jeetenderjit Singh Sidhu, and Sharon Fleming, No. 1:21-cv-04777 (S.D.N.Y.) (the “SEC Case”). Pursuant to the agreed to terms of the settlement Mr. Rayat, on a “no admit no deny” basis, consented to the entry of a judgment, issued on February 27, 2024, by the US District Court for the Southern District of New York, (the “Judgment”) permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 thereunder; prohibiting him from acting as an officer or director of a public company; barring him from participating in the offering of any penny stock; and ordering him to pay disgorgement of $1,270,352, prejudgment interest of $207,656, and a civil penalty of $1,270,352.

Notwithstanding the issuance of the Judgment, Mr. Rayat continues to have voting and disposition authority over the shares of the Company’s common stock owned by KCC; accordingly, Mr. Rayat can exercise control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Mr. Rayat's interests may be different from yours. For example, he may support proposals and actions with which you may disagree, or which are not in your interest. This concentration of ownership could delay, prevent, or cause a change in control should Mr. Rayat sell all or a portion of his shares of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock, possibly cause acceleration of vesting of outstanding options, result in limits to the utilization of our net operating loss, and may adversely affect your investment. In addition, Mr. Rayat could use his voting influence to maintain our existing management and Board of Directors in office, or support or reject other management and Board members proposals that are subject to stockholder approval, such as the adoption of employee stock plans and significant unregistered and registered financing transactions.

The Company was not a party to, or defendant in, the SEC Case. The foregoing summary of the Judgement entered in the SEC Case is based upon the Company’s review and understanding of the filed documents , including, but not limited to the Judgment and the SEC Litigation Release No. 25945 / February 27, 2024 Securities and Exchange Commission v. Harmel S. Rayat, RenovaCare, Inc., Jatinder Bhogal, Jeetenderjit Singh Sidhu, and Sharon Fleming, No. 1:21-cv-04777 (S.D.N.Y.) (the “SEC Litigation Release”), pertaining to Messrs. Rayat and is qualified in its entirety by reference to the SEC Litigation Release. The SEC Litigation Release may be found on the SEC website at: https://www.sec.gov/litigation/litreleases/lr-25945.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

*Filed herewith this Amendment No.2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Chief Executive Officer (Principal Executive Officer)
Date:	March 27, 2025

By:	/S/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	March 27, 2025