Form 10-Q
period 2025-02-28
SolarWindow Technologies, Inc.
filed 2025-04-11
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,198,399 shares of common stock, par value $0.001, were outstanding on April 10, 2025.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2025

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,797,520	$1,249,446
Short-term investments	—	3,000,000
Deferred research and development costs	63,745	45,706
Prepaid expenses and other current assets	69,747	681,529
Current assets of discontinued operations	12	13,489
Total current assets	3,931,024	4,990,170
Property and Equipment, net	10,312	13,458
Total assets	$3,941,336	$5,003,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$102,866	$85,922
Related party payables	150,477	113,120
Current liabilities of discontinued operations	104,233	122,470
Total current liabilities	357,576	321,512
Total liabilities	357,576	321,512

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at February 28, 2025 and August 31, 2024	53,198	53,198
Additional paid-in capital	83,642,029	83,538,904
Accumulated other comprehensive loss	(72,033)	(76,702)
Accumulated deficit	(80,039,434)	(78,833,284)
Total stockholders' equity	3,583,760	4,682,116
Total liabilities and stockholders' equity	$3,941,336	$5,003,628

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024

Revenue	$—	$—	$—	$—

Operating expenses:
Selling, general and administrative	495,692	369,323	953,644	820,824
Research and development	173,335	132,638	310,514	249,334
Total operating expenses	669,027	501,961	1,264,158	1,070,158
Loss from operations	(669,027)	(501,961)	(1,264,158)	(1,070,158)

Other income:
Interest income	38,983	60,401	83,022	129,096
Total other income	38,983	60,401	83,022	129,096
Net loss from continuing operations	(630,044)	(441,560)	(1,181,136)	(941,062)
Net loss from discontinued operations	(24,043)	(5,471)	(25,014)	(7,341)
Deemed dividend attributable to warrant modification	—	(400,000)	—	(400,000)
Net loss attributable to common stockholders	(654,087)	(847,031)	(1,206,150)	(1,348,403)
Other comprehensive income (loss):
Foreign currency translation gain/(loss)	2,368	2,231	4,669	703
Comprehensive (loss) attributable to common stockholders’	$(651,719)	$(844,800)	$(1,201,481)	$(1,347,700)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2025
Balance, August 31, 2024	53,198,399	$53,198	$83,538,904	$(76,702)	$(78,833,284)	$4,682,116
Stock based compensation due to common stock purchase options	—	—	51,563	—	—	51,563
Foreign currency translation adjustments	—	—	—	2,301	—	2,301
Net loss	—	—	—	—	(552,063)	(552,063)
Balance, November 30, 2024	53,198,399	53,198	83,590,467	(74,401)	(79,385,347)	4,183,917
Stock based compensation due to common stock purchase options	—	—	51,562	—	—	51,562
Foreign currency translation adjustments	—	—	—	2,368	—	2,368
Net Loss	—	—	—	—	(654,087)	(654,087)
Balance, February 28, 2025	53,198,399	$53,198	$83,642,029	$(72,033)	$(80,039,434)	$3,583,760

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2024
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(75,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	—	—	23,215	—	—	23,215
Foreign currency translation adjustment	—	—	—	(1,528)	—	(1,528)
Net loss	—	—	—	—	(501,372)	(501,372)
Balance, November 30, 2023	53,198,399	53,198	82,758,599	(79,687)	(75,879,241)	6,852,869
Stock based compensation due to common stock purchase options	—	—	48,840	—	—	48,840
Deemed dividend attributable to warrant modification	—	—	400,000	—	(400,000)	—
Foreign currency translation adjustment	—	—	—	2,231	—	2,231
Net loss	—	—	—	—	(447,031)	(447,031)
Balance, February 29, 2024	53,198,399	$53,198	$83,207,439	$(77,456)	$(76,726,272)	$6,456,909

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024
Cash flows from operating activities
Net loss from continuing operations	$(1,181,136)	$(941,062)
Net loss from discontinued operations	(25,014)	(7,341)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,146	6,648
Stock based compensation expense	103,125	72,055
Changes in operating assets and liabilities:
Deferred research and development costs	(18,039)	(32,724)
Prepaid expenses and other assets	624,233	171,727
Accounts payable and accrued expenses	4,402	(80,279)
Related party payable	37,357	19,481
Net cash used in operating activities	(451,926)	(791,495)

Cash flows from investing activities
Purchase of short-term investments	—	(4,000,000)
Redemption of short-term investments	3,000,000	5,500,000
Capital expenditures	—	(1,949)
Net cash provided by investing activities	3,000,000	1,498,051
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	2,548,074	706,555
Cash and cash equivalents at beginning of period	1,249,446	492,610
Cash and cash equivalents at end of period	$3,797,520	$1,199,165

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

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of February 28, 2025, the Company had $3,797,520 of cash, and working capital of $3,573,448. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company will need to raise additional capital to commercialize its electricity generating coatings and application methodology.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of February 28, 2025, and for the three and six months ended February 28, 2025 and February 29, 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on November 20, 2024.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of February 28, 2025, results of operations, stockholders’ equity and cash flows for the three and six months ended February 28, 2025 and February 29, 2024. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s second quarter in fiscal 2025 and 2024 ended on February 28, 2025 and February 29, 2024, respectively.

Cash and Cash Equivalents and Short-Term Investments

Cash includes cash on hand and short-term investments with original maturities of three months or less from the date of purchase. The Company had $3,797,520 of cash as of February 28, 2025, including $480,059 held in the US and covered by FDIC insurance, and $3,317,461 held in Canadian banks with $3,248,200 in excess of Canadian Deposit Insurance Corporation insured limits.

Cash and cash equivalents and short-term investments include the following:

	February 28,	August 31,
	2025	2024
Cash	$3,797,520	$1,249,446
Short-term investments	—	3,000,000
Total cash and short-term investments	$3,797,520	$4,249,446

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. Time Deposits typically pay earned interest at the time of maturity or redemption. During the six months ended February 28, 2025 and February 29, 2024, $3,000,000 and $5,500,000 of time deposits matured. During the three months ended February 28, 2025 and February 29, 2024, the Company received $64,770 and $264,246, respectively, of earned interest on its time deposits. During the six months ended February 28, 2025 and February 29, 2024, the Company received $130,304 and $270,161, respectively, of earned interest on its time deposits. During the three months ended February 28, 2025 and February 29, 2024, the Company recognized interest income related to short-term investment of $37,071 and $52,618, respectively. During the six months ended February 28, 2025 and February 29, 2024, the Company recognized interest income related to short-term investment of $75,092 and $120,576, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes the following items:

	February 28,	August 31,
	2025	2024
Prepaid expenses	$—	$8,000
Prepaid insurance premium (a)	69,747	9,612
Interest income receivable (b)	—	55,212
Equipment deposit refund receivable (c)	—	608,705
Total	$69,747	$681,529

(a)	Relates to prepaid premium on the Company’s Directors and Officers liability insurance
(b)	Relates to interest receivable in short term deposits as described above under NOTE 2 – Interim Statement Presentation, “Short-term Investments.”
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

Recent accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for our annual periods beginning September 1, 2024, and our interim periods beginning September 1, 2025. The Company expects to adopt ASU No. 2023-07 for our annual reporting for fiscal year 2025. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024
Operating expenses
Selling, general and administrative	$24,043	$5,471	$25,014	$7,341
Total operating expenses	24,043	5,471	25,014	7,341
Net loss from discontinued operations	$(24,043)	$(5,471)	$(25,014)	$(7,341)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of February 28, 2025 and August 31, 2024:

	February 28, 2025	August 31, 2024
Current assets
Prepaid expenses and other current assets	$12	$13,489
Total current assets	12	13,489
Total assets	$12	$13,489

Current liabilities
Accounts payable and accrued expenses	$104,233	$122,470
Total current liabilities	$104,233	$122,470

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024
Stock options	5,433,000	4,183,000	5,433,000	4,183,000
Warrants	16,666,667	16,666,667	16,666,667	16,666,667
	22,099,667	20,849,667	22,099,667	20,849,667

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	February 28,	August 31,
	2025	2024
Computers, office equipment and software	$16,051	$16,051
Equipment	133,653	133,653
Total property and equipment	149,704	149,704
Accumulated depreciation	(139,392)	(136,246)
Property and equipment, net	$10,312	$13,458

During the three months ended February 28, 2025 and February 29, 2024, the Company recognized straight-line depreciation expense of $1,501 and $3,054, respectively. During the six months ended February 28, 2025 and February 29, 2024, the Company recognized straight-line depreciation expense of $3,146 and $6,648, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 (the “Equipment Deposit”) towards the purchase of manufacturing equipment. In fiscal 2024, the Company decided to pursue similar equipment that will enable significantly increased efficiency and capabilities. As a result, the Company reclassified the unused portion of the Equipment Deposit ($608,705) to current assets in anticipation of a return of those funds. The Company received payment of those funds during the three months ended February 28, 2025.

NOTE 6 – Common Stock and Warrants

Common Stock

At February 28, 2025, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2025 and August 31, 2024 is as follows:

			Weighted Average
Description	February 28, 2025	August 31, 2024	Exercise Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2030

On February 5, 2024, the Board modified the terms of the Series T warrants to extend the expiration date for an additional five (5) years. No other term was modified. The modification was not was not linked to any other financing arrangements. The Company calculated the incremental fair value of the modification at $400,000 which is presented on the Consolidated Statement of Operations as a deemed dividend for the three and six months ended February 29, 2024.

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. No stock options were granted during the three and six months ended February 28, 2025 and February 29, 2024. A summary of the Company’s stock option activity for the six months ended February 28, 2025 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2024	5,433,000	2.41	4.38	—
Outstanding at February 28, 2025	5,433,000	2.41	3.89	—
Exercisable at February 28, 2025	4,808,000	2.68	3.86	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2025. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.32 on February 28, 2025 and no outstanding options have an exercise price below $0.32 per share, as of February 28, 2025 there is no intrinsic value in the Company’s outstanding and vested stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024
Stock compensation expense:
Selling, general and administrative	$51,562	$48,135	$103,125	$70,645
Research and development	—	705	—	1,410
Total	$51,562	$48,840	$103,125	$72,055

As of February 28, 2025, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2025:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
0.33	1,250,000	4.11	0.33	625,000	4.11	0.33
2.32	153,000	4.61	2.32	153,000	4.61	2.32
2.60	2,500,000	3.94	2.60	2,500,000	3.94	2.60
3.42	50,000	1.64	3.42	50,000	1.64	3.42
3.46	35,000	0.85	3.46	35,000	0.85	3.46
3.54	1,225,000	3.38	3.54	1,225,000	3.38	3.54
4.87	110,000	3.72	4.87	110,000	3.72	4.87
6.21	110,000	6.66	6.21	110,000	6.66	6.21
Total	5,433,000	3.89	2.41	4,808,000	3.86	2.68

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since its inception, and, beginning in August 2020, as Principal of Sierchio Law, LLP pursuant to an engagement letter which provided for an annual fee of $175,000, payable in equal monthly installments, in exchange for general counsel services, and the reimbursement of expenses. Beginning November 2023, Mr. Sierchio began serving as general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services billed by Sierchio Law, LLP totaled approximately $75,000 and $80,685 for the three months ended February 28, 2025 and February 29, 2024, respectively, and $136,700 and $124,435 for the six months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025, the Company recognized a related party payable to Sierchio Law, LLP of $97,500, including $95,000 related to legal services and $2,500 related to the quarterly board fee for the three months ended February 28, 2025. As of August 31, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $40,225, including $37,725 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2024.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 28, 2025 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

Overview

We are a developer of transparent and semi-transparent electricity-generating coatings, and methodologies for their application to various materials (collectively, “LiquidElectricity® Coatings”). When applied in ultra-thin layers to rigid glass, and flexible glass and plastic surfaces our LiquidElectricity® Coatings transform otherwise ordinary surfaces into photovoltaic devices capable of generating electricity from natural sun, artificial light, and low, shaded, or reflected light conditions while maintaining transparency.

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

As of February 28, 2025, we had working capital of $3,573,448 and cash of $3,797,520. Based upon current and near-term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Quarterly Report on Form 10-Q.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into twelve such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 11, 2024, and extends the date of completion to December 31, 2025. As of February 28, 2025, the Company had a capitalized asset balance of $63,745 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Three and six months ended February 28, 2025, compared to the three and six months ended February 29, 2024

A summary of our operating expenses for the three months ended February 28, 2025, and February 29, 2024 follows:

			2025 compared to 2024
	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024	Increase/ (Decrease)	Percentage Change
Operating expenses:
Selling, general & administrative	$444,130	$321,188	$122,942	38%
Research and development	173,335	131,933	41,402	31%
Stock compensation	51,562	48,840	2,722	6%
Total Operating expenses	$669,027	$501,961	$167,066	33%

			2025 compared to 2024
	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024	Increase/ (Decrease)	Percentage Change
Operating expenses:
Selling, general & administrative	$850,519	$750,179	$100,340	13%
Research and development	310,514	247,924	62,590	25%
Stock compensation	103,125	72,055	31,070	43%
Total Operating expense	$1,264,158	$1,070,158	$194,000	18%

The Company increased its financing and business development activities in Q2 2025 and as a result incurred additional expenses related to professional fees, product sample production, shipping, and travel. Management anticipates further expanding these activities, and incurring additional expenses related thereto.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the three months ended February 28, 2025 compared to the three months ended February 29, 2024, SG&A costs increased by $123,000 primarily due to higher professional and consulting fees ($53,000), personnel costs ($34,000), travel costs ($23,000), and other G&A costs ($13,000). During the six months ended February 28, 2025, compared to the six months ended February 29, 2024, SG&A costs increased by $100,340 primarily due to higher professional and consulting fees ($7,000), personnel costs ($65,000), travel costs ($23,000), and other G&A costs ($5,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 28, 2025, compared to the three months ended February 29, 2024, R&D costs increased primarily as a result of an increase in personnel costs ($26,000) and R&D supplies costs ($18,000). During the six months ended February 28, 2025 compared to the six months ended February 29, 2024, R&D costs increased primarily as a result of an increase in personnel costs ($49,000) and R&D supplies costs ($17,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense increased during the three months ended February 28, 2025 compared to the three months ended February 29, 2024 due to the grant of 1,250,000 options in April 2024 which accounted for $51,562 of expense compared to 2024 which included $22,090 related to previously granted stock options and $26,750 related to the modification of certain option grants resulting in a one-time expense. Stock based compensation expense increased during the six months ended February 28, 2025 compared to the six months ended February 29, 2024 due to the grant of 1,250,000 options in April 2024 which accounted for $103,125 of expense compared to 2024 which included $45,305 related to previously granted stock options and $26,750 related to the modification of certain option grants resulting in a one-time expense.

Net loss from continuing operations

Consolidated net loss from continuing operations increased $188,484 to $630,044 for the three months ended February 28, 2025, as compared to a net loss from continuing operations of $441,560 for the three months ended February 29, 2024. Consolidated net loss from continuing operations increased $240,074 to $1,181,136 for the six months ended February 28, 2025, as compared to a net loss from continuing operations of $941,062 for the six months ended February 29, 2024. The increase for the three-and six-month periods ended February 28, 2025, compared to 2024 is primarily due to higher costs related to R&D, personnel, professional fees, travel and other G&A costs.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash. As of February 28, 2025, and August 31, 2024, the Company had cash and short-term investments of $3,797,520 and $4,249,446, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended February 28, 2025	Six Months Ended February 29, 2024	2025 compared to 2024
Net cash used in operating activities	$(451,926)	$(791,495)	$339,569
Net cash provided by investing activities	3,000,000	1,498,051	1,501,949
Effect of exchange rate changes on cash	—	(1)	1
Net increase in cash and cash equivalents	$2,548,074	$706,555	$1,841,519

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. The amount of cash used during the six months ended February 28, 2025 compared to cash used during the three months ended February 29, 2024 decreased $340,000 due primarily to the receipt of $610,000 related to the refund of an equipment deposit and $50,000 lower insurance premiums, offset by higher cash outlays related to personnel, R&D, travel, and changes in working capital.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the three and six months ended February 28, 2025 and February 29, 2024.

Recently Issued Accounting Standards

For more information regarding recent accounting standards and their impact to our results of operations and financial position, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and six months ended February 28, 2025.

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

To have the CTO revoked, the Company is required to (i) be current in its periodic filings on SEDAR+, (ii) meet certain obligations as required according to Canadian Securities laws with respect to insider reporting and other disclosures, and (iii) file an Application for Revocation of a Cease Trade Order to the satisfaction of the BCSC. The Company believes it became compliant with the periodic filing requirements on October 10, 2023, with the filing of its quarterly reports on form 10-Q for the three and nine months ended May 31, 2023 on SEDAR+. The Company filed an Application for Revocation of a Cease Trade Order on SEDAR+ on October 23, 2024, and received comments from the BCSC on October 30, 2024 to which the Company filed a response on January 27, 2025. The Company received a second comment letter dated February 21, 2025 to which the Company filed a response on March 4, 2025. The Company has engaged Canadian counsel to assist it in evaluating the BCSC comments and in preparing its responses. The Company expects the CTO will remain in place until such time as the BCSC is satisfied with the Company’s response to its comments related to the Company’s Application for Revocation of a Cease Trade Order and a no further comment position is attained. The Company is unable to provide assurance as to the timing for the BCSC’s approval of the Application for Revocation of the Cease Trade Order or whether the BCSC will grant the revocation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Acting Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of February 28, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended February 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A (Amendment No. 2) filed with the SEC on March 27, 2025, for the year ended August 31, 2024, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024.

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

SolarWindow Technologies, Inc.

By:	/S/Amit Singh
Amit Singh
Chief Executive Officer
(Principal Executive Officer)
Date:	April 11, 2025

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	April 11, 2025

