Form 10-Q
period 2025-05-31
SolarWindow Technologies, Inc.
filed 2025-07-11
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,779,045 shares of common stock, par value $0.001, were outstanding on July 10, 2025.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,237,670	$1,249,446
Short-term investments	-	3,000,000
Deferred research and development costs	70,767	45,706
Prepaid expenses and other current assets	100,536	681,529
Current assets of discontinued operations	12	13,489
Total current assets	3,408,985	4,990,170
Property and Equipment, net	16,453	13,458
Total assets	$3,425,438	$5,003,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$185,016	$85,922
Related party payables	97,722	113,120
Current liabilities of discontinued operations	108,218	122,470
Total current liabilities	390,956	321,512
Total liabilities	390,956	321,512

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 53,198,399 shares issued and outstanding at May 31, 2025 and August 31, 2024	53,198	53,198
Additional paid-in capital	83,642,029	83,538,904
Accumulated other comprehensive loss	(75,592)	(76,702)
Accumulated deficit	(80,585,153)	(78,833,284)
Total stockholders' equity	3,034,482	4,682,116
Total liabilities and stockholders' equity	$3,425,438	$5,003,628

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024	Nine Months Ended May 31, 2025	Nine Months Ended May 31, 2024

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	385,865	693,417	1,339,508	1,514,241
Research and development	167,643	161,891	478,158	411,224
Total operating expenses	553,508	855,308	1,817,666	1,925,465
Loss from operations	(553,508)	(855,308)	(1,817,666)	(1,925,465)

Other income:
Interest income	13,215	81,400	96,237	210,496
Impairment of fixed assets	-	(683,950)	-	(683,950)
Total other income	13,215	(602,550)	96,237	(473,454)
Net loss from continuing operations	(540,293)	(1,457,858)	(1,721,429)	(2,398,919)
Net loss from discontinued operations	(5,426)	(4,456)	(30,440)	(11,797)
Deemed dividend attributable to warrant modification	-	-	-	(400,000)
Net loss attributable to common stockholders	(545,719)	(1,462,314)	(1,751,869)	(2,810,716)
Other comprehensive income (loss):
Foreign currency translation gain/(loss)	(3,559)	2,791	1,110	3,494
Comprehensive (loss) attributable to common stockholders’	$(549,278)	$(1,459,523)	$(1,750,759)	$(2,807,222)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	53,198,399	53,198,399	53,198,399	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
FOR THE NINE MONTHS ENDED MAY 31, 2025	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity
Balance, August 31, 2024	53,198,399	$53,198	$83,538,904	$(76,702)	$(78,833,284)	$4,682,116
Stock based compensation due to common stock purchase options	-	-	51,563	-	-	51,563
Foreign currency translation adjustments	-	-	-	2,301	-	2,301
Net loss	-	-	-	-	(552,063)	(552,063)
Balance, November 30, 2024	53,198,399	53,198	83,590,467	(74,401)	(79,385,347)	4,183,917
Stock based compensation due to common stock purchase options	-	-	51,562	-	-	51,562
Foreign currency translation adjustments	-	-	-	2,368	-	2,368
Net Loss	-	-	-	-	(654,087)	(654,087)
Balance, February 28, 2025	53,198,399	53,198	83,642,029	(72,033)	(80,039,434)	3,583,760
Foreign currency translation adjustments	-	-	-	(3,559)	-	(3,559)
Net Loss	-	-	-	-	(545,719)	(545,719)
Balance, May 31, 2025	53,198,399	$53,198	$83,462,029	$(75,592)	$(80,585,153)	$3,034,482

FOR THE NINE MONTHS ENDED MAY 31, 2024
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(73,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	-	-	23,215	-	-	23,215
Foreign currency translation adjustment	-	-	-	(1,528)	-	(1,528)
Net loss	-	-	-	-	(501,372)	(501,372)
Balance, November 30, 2023	53,198,399	53,198	82,758,599	(79,687)	(75,879,241)	6,852,869
Stock based compensation due to common stock purchase options	-	-	48,840	-	-	48,840
Deemed dividend attributable to warrant modification	-	-	400,000	-	(400,000)	-
Foreign currency translation adjustment	-	-	-	2,231	-	2,231
Net loss	-	-	-	-	(447,031)	(447,031)
Balance, February 29, 2024	53,198,399	53,198	83,207,439	(77,456)	(76,726,272)	6,456,909
Stock based compensation due to common stock purchase options	-	-	279,903	-	-	279,903
Foreign currency translation adjustment	-	-	-	2,791	-	2,791
Net loss	-	-	-	-	(1,462,314)	(1,462,314)
Balance, May 31, 2024	53,198,399	$53,198	$83,487,342	$(74,665)	$(78,188,586)	$5,277,289

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended May 31,
	2025	2024
Cash flows from operating activities
Net loss from continuing operations	$(1,721,429)	$(2,398,921)
Net loss from discontinued operations	(30,440)	(11,797)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	5,096	9,213
Stock based compensation expense	103,125	351,958
Impairment of fixed assets	-	683,950
Changes in operating assets and liabilities:
Deferred research and development costs	(25,061)	(10,184)
Prepaid expenses and other assets	593,444	149,957
Accounts payable and accrued expenses	86,978	22,398
Related party payable	(15,398)	53,864
Net cash used in operating activities	(1,003,685)	(1,149,562)

Cash flows from investing activities
Purchase of short-term investments	-	(4,000,000)
Redemption of short-term investments	3,000,000	5,500,000
Capital expenditures	(8,091)	(1,949)
Net cash provided by (used in) investing activities	2,991,909	1,498,051
Effect of exchange rate changes on cash and cash equivalents	-	(1)
Net increase in cash and cash equivalents	1,988,224	348,488
Cash and cash equivalents at beginning of period	1,249,446	492,610
Cash and cash equivalents at end of period	$3,237,670	$841,098

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

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea for the purpose of expansion into the Asian markets. On January 13, 2023, the Board formally elected to dissolve the Korean Subsidiary. SWT has retained a local accountant and legal counsel in South Korea to assist in the dissolution of the Korean Subsidiary which the Company expects to be completed during its fiscal fourth quarter. See also NOTE 3 – Discontinued Operations.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of May 31, 2025, the Company had $3,237,670 of cash, and working capital of $3,018,029. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company will need to raise additional capital to commercialize its electricity generating coatings and application methodology. See also NOTE 9 – Subsequent Events.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of May 31, 2025, and for the three and nine months ended May 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on November 20, 2024.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of May 31, 2025, results of operations, stockholders’ equity and cash flows for the three and nine months ended May 31, 2025 and 2024. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As more fully described in Note 3, on January 13, 2023, the Board voted to dissolve the Korean Subsidiary. In accordance with applicable accounting guidance, the results of the Korean Subsidiary are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss and, as such, have been excluded from continuing operations. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s third quarter in fiscal 2025 and 2024 ended on May 31, 2025 and May 31, 2024, respectively.

Cash and Cash Equivalents and Short-Term Investments

Cash includes cash on hand and short-term investments with original maturities of three months or less from the date of purchase. The Company had $3,237,670 of cash as of May 31, 2025, including $2,457,128 held in the US and covered by up to $250,000 of FDIC insurance, and $780,541 held in Canadian banks with $707,856 in excess of Canadian Deposit Insurance Corporation insured limits.

Cash and cash equivalents and short-term investments include the following:

	May 31,	August 31,
	2025	2024
Cash	$3,237,670	$1,249,446
Short-term investments	-	3,000,000
Total cash and short term investments	$3,237,670	$4,249,446

Short-term investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. Time Deposits typically pay earned interest at the time of maturity or redemption. During the nine months ended May 31, 2025 and 2024, $3,000,000 and $5,500,000 of time deposits matured. During the nine months ended May 31, 2025 and 2024, the Company received $130,304 and $270,161, respectively, of earned interest on its time deposits. During the three and nine months ended May 31, 2025, the Company recognized $0 and $75,092 of interest income related to short-term investments. During the three and nine months ended May 31, 2024, the Company recognized $51,850 and $172,426 of interest income related to short-term investments.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes the following items:

	May 31,	August 31,
	2025	2024
Prepaid expenses	$7,500	$8,000
Prepaid insurance premium (a)	39,667	9,612
Interest income receivable (b)	-	55,212
Equipment deposit refund receivable (c)	-	608,705
Deferred financing costs (d)	53,370	-
Total	$100,536	$681,529

(a)	Relates to prepaid premium on the Company’s Directors and Officers liability insurance
(b)	Relates to interest receivable in short term deposits as described above under NOTE 2 – Interim Statement Presentation, “Short-term Investments.”
(c)	For additional information, see NOTE 5 – Property and Equipment
(d)	Legal costs related to the financing that closed on June 16, 2025.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended May 31, 2025 and 2024:

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024	Nine Months Ended May 31, 2025	Nine Months Ended May 31, 2024
Operating expenses
Selling, general and administrative	$5,426	$4,456	$30,440	$11,797
Total operating expenses	5,426	4,456	30,440	11,797
Net loss from discontinued operations	$(5,426)	$(4,456)	$(30,440)	$(11,797)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of May 31, 2025 and August 31, 2024:

	May 31, 2025	August 31, 2024
Current assets
Prepaid expenses and other current assets	$12	$13,489
Total current assets	12	13,489
Total assets	$12	$13,489

Current liabilities
Accounts payable and accrued expenses	$65,174	$122,470
Total current liabilities	$65,174	$122,470

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31
	2025	2024	2025	2024
Stock options	5,433,000	5,433,000	5,433,000	5,433,000
Warrants	16,666,667	16,666,667	16,666,667	16,666,667
	22,099,667	22,099,667	22,099,667	22,099,667

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	May 31,	August 31,
	2025	2024
Computers, office equipment and software	$24,142	$16,051
Equipment	133,653	133,653
Total property and equipment	157,795	149,704
Accumulated depreciation	(141,342)	(136,246)
Property and equipment, net	$16,453	$13,458

During the three months ended May 31, 2025 and 2024, the Company recognized straight-line depreciation expense of $1,950 and $2,565, respectively. During the nine months ended May 31, 2025 and 2024, the Company recognized straight-line depreciation expense of $5,096 and $9,213, respectively.

During the year ended August 31, 2019, the Company made deposits for in-process equipment totaling $1,292,655 (the “Equipment Deposit”) towards the purchase of manufacturing equipment. In fiscal 2024, the Company decided to pursue similar equipment that will enable significantly increased efficiency and capabilities. As a result, the Company reclassified the unused portion of the Equipment Deposit ($608,705) to current assets and received the return of those funds during the nine months ended May 31, 2025.

NOTE 6 – Common Stock and Warrants

Common Stock

At May 31, 2025, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 53,198,399 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The following warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of May 31, 2025 and August 31, 2024 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	May 31, 2025	August 31, 2024	Weighted Average Exercise Price	Date of Issuance	Expiration
Series T	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2030

On February 5, 2024, the Board modified the terms of the Series T warrants to extend the expiration date for an additional five (5) years. No other term was modified. The modification was not was not linked to any other financing arrangements. The Company calculated the incremental fair value of the modification at $400,000 which is presented on the Consolidated Statement of Operations as a deemed dividend for the nine months ended May 31, 2024.

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. No stock options were granted during the three and nine months ended May 31, 2025 and 2024. A summary of the Company’s stock option activity for the nine months ended May 31, 2025 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2024	5,433,000	2.41	4.38 years	-
Outstanding at May 31, 2025	5,433,000	2.41	3.64 years	-
Exercisable at May 31, 2025	5,433,000	2.41	3.64 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on May 31, 2025. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.26 on May 31, 2025 and no outstanding options have an exercise price below $0.26 per share, as of May 31, 2025 there is no intrinsic value in the Company’s outstanding and vested stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and nine months ended May 31, 2025 and 2024:

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024	Nine Months Ended May 31, 2025	Nine Months Ended May 31, 2024
Stock compensation expense:
Selling, general and administrative	$-	$279,198	$103,125	$349,843
Research and development	-	705	-	2,115
Total	$-	$279,903	$103,125	$351,958

As of May 31, 2025, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2025:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
0.33	1,250,000	3.86	0.33	1,250,000	3.86	0.33
2.32	153,000	4.36	2.32	153,000	4.36	2.32
2.60	2,500,000	3.69	2.60	2,500,000	3.69	2.60
3.42	50,000	1.39	3.42	50,000	1.39	3.42
3.46	35,000	0.60	3.46	35,000	0.60	3.46
3.54	1,225,000	3.13	3.54	1,225,000	3.13	3.54
4.87	110,000	3.47	4.87	110,000	3.47	4.87
6.21	110,000	6.41	6.21	110,000	6.41	6.21
Total	5,433,000	3.64	2.41	5,433,000	3.64	2.41

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since 2005. Currently, Mr. Sierchio, as principal of Sierchio Law, LLP, serves as the Company’s general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services billed by Sierchio Law, LLP totaled $72,393 and $78,663 for the three months ended May 31, 2025 and 2024, respectively, and $209,093 and $203,098 for the nine months ended May 31, 2025 and 2024, respectively. As of May 31, 2025, the Company recognized a related party payable to Sierchio Law, LLP of $49,818 including $47,318 related to legal services and $2,500 related to the quarterly board fee for the three months ended May 31, 2025. As of August 31, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $40,225, including $37,725 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2024.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Subsequent Events

Management has reviewed material events subsequent of the period ended May 31, 2025 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

In March 2025, the Company initiated, and on June 16, 2025 closed, a self-directed offering of 12,580,646 units at a price of $0.31 per unit for $3,900,000 in aggregate proceeds. The unit price was based on the average of the closing price of the Company's common stock as reported on OTC Pink for the 20 trading days ending March 13, 2025. Each unit consisted of one (1) share of common stock and one Series U Stock Purchase Warrant to purchase one (1) share of common stock at an exercise price of $0.47 per share through June 16, 2028. The closing of the transactions contemplated by the subscription agreements occurred on June 16, 2025.

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

As of May 31, 2025, we had working capital of $3,018,000 and cash of $3,238,000. Based upon current and near-term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Quarterly Report on Form 10-Q.

Management recognizes that in order for us to meet our capital requirements, and continue our business activities, additional financing is necessary. In order to meet the Company’s near-term capital requirements in an effort to further its development efforts being pursued at Lippert and elsewhere, on March 13, 2025, the Company initiated and on June 16, 2025, the Company closed a self-directed offering of 12,580,646 units at a price of $0.31 per unit (each unit consists of one share of common stock and one Series U warrant) for $3,900,000 in aggregate proceeds (For additional information, see Form 8-K filed on June 20, 2025). The Company expects that it will need additional funds to expand the range and scope of its operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Over the course of our collaborative research and development efforts with the NREL under the CRADA, both parties have agreed to modifications to extend the date of completion. The Company and NREL have entered into twelve such No Cost Time Extensions (“NCTE”). Under the terms of each NCTE, all terms and conditions of the NREL CRADA remain in full force and effect without change. The current NCTE was executed on December 11, 2024, and extends the date of completion to December 31, 2025. As of May 31, 2025, the Company had a capitalized asset balance of $71,000 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Three and nine months ended May 31, 2025, compared to the three and nine months ended May 31, 2024

A summary of our operating expenses for the three months ended May 31, 2025, and 2024 follows:

	Three Months Ended May 31,		2025 compared to 2024
	2025	2024	Increase / (Decrease)	Percentage Change
Operating expenses:
Selling, general & administrative	$385,865	$414,219	$(28,354)	-7%
Research and development	167,643	161,186	6,457	4%
Stock compensation	-	279,903	(279,903)	-100%
Total Operating expenses	$553,508	$855,308	$(301,800)	-35%

	Nine Months Ended May 31,		2025 compared to 2024
	2025	2024	Increase / (Decrease)	Percentage Change
Operating expenses:
Selling, general & administrative	$1,236,383	$1,164,398	$71,985	6%
Research and development	478,158	409,109	69,049	17%
Stock compensation	103,125	351,958	(248,833)	-71%
Total Operating expense	$1,817,666	$1,925,465	$(107,799)	-6%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the three months ended May 31, 2025 compared to the three months ended May 31, 2024, SG&A costs decreased by $28,000 primarily due to lower professional and consultant costs ($76,000) offset by higher personnel costs ($18,000), travel costs ($18,000), and other G&A costs ($12,000) . During the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, SG&A costs increased by $72,000 primarily due to higher personnel costs ($82,000), travel costs ($41,000), and other SG&A costs ($18,000) offset by decreased professional and consultant fees ($69,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended May 31, 2025, compared to the three months ended May 31, 2024, R&D costs increased by $6,000 primarily as a result of an increase in R&D supplies. During the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024, R&D costs increased by $69,000 primarily as a result of an increase in personnel costs ($49,000) and R&D supply costs ($24,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased during the three months ended May 31, 2025 compared to the three months ended May 31, 2024 due to full vesting of all outstanding grants. Stock based compensation expense decreased during the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024 due to the tailing off of expense related to the April 2024 grant of 1,250,000 options which vested as to 50% on the date of grant resulting in a spike in compensation expense in Q3 of 2024 which Q3 2024 also included $45,000 related to previously granted stock options and $27,000 related to the modification of certain option grants resulting in a one-time expense.

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $918,000 to $540,000 for the three months ended May 31, 2025, as compared to a net loss from continuing operations of $1,458,000 for the three months ended May 31, 2024. Consolidated net loss from continuing operations decreased $678,000 to $1,721,000 for the nine months ended May 31, 2025, as compared to a net loss from continuing operations of $2,399,000 for the nine months ended May 31, 2024. The decrease for the three-and nine-month periods ended May 31, 2025, compared to 2024 is primarily due to the absence, in 2025, of a $684,000 impairment charge related to in-process property and equipment, and lower equity based compensation.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash. As of May 31, 2025 and August 31, 2024, the Company had cash and short-term investments of $3,238,000 and $4,249,000, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended May 31,
	2025	2024	2025 compared to 2024
Net cash used in operating activities	$(1,003,685)	$(1,149,562)	$145,877
Net cash provided by investing activities	2,991,909	1,498,051	1,493,858
Effect of exchange rate changes on cash	-	(1)	1
Net increase in cash and cash equivalents	$1,988,224	$348,488	$1,639,736

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. The amount of cash used during the nine months ended May 31, 2025 compared to cash used during the nine months ended May 31, 2024 decreased $146,000 due primarily to the receipt of $610,000 related to the refund of an equipment deposit offset by higher cash outlays related to personnel, R&D, travel, and changes in working capital.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the three and nine months ended May 31, 2025 and 2024.

Recently Issued Accounting Standards

For more information regarding recent accounting standards and their impact to our results of operations and financial position, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2025.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of May 31, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended May 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Chief Executive Officer
(Principal Executive Officer)
Date:	July 11, 2025

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	July 11, 2025

