Form 10-K
period 2025-08-31
SolarWindow Technologies, Inc.
filed 2025-11-13
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

SOLARWINDOW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3509694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

9375 E. Shea Blvd., Suite 107-B Scottsdale, Arizona	85260
(Address of principal executive offices))	(Zip Code)

(800) 213-0689

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of SolarWindow common stock held by non-affiliates of the registrant as of the last day of our most recently completed second quarter on February 28, 2025, was $5,517,000.

As of November 10, 2025, 65,779,045 shares of common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

SOLARWINDOW TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEARS ENDED AUGUST 31, 2025 and 2024

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees of any specific results. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology and alternative energy industries (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to, the discussions under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

All references to “we,” “us,” “our,” and “SolarWindow” refer to SolarWindow Technologies, Inc, and as applicable, its wholly owned technologies.

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

Our planned productization and commercialization of SolarWindow® technologies will require significant further product development, equipment requisition, product fabrication, testing, and validation. In addition to our technology development CRADA and engagements with specialty contract groups, we anticipate the need for product development partnerships with commercial partners, as well as additional financing, which may not be readily available, to ascertain the viability of our technologies and products currently under development.

Our technologies and products, currently under development, use our proprietary chemistries and application processes in order to generate electricity on glass and plastics. Our ongoing research and product development requires the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried out by our scientists, engineers, and consultants.

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

In addition to our continuing research and development efforts, we intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings or additional industry expertise. We currently have no commitments to make any material investments or acquisitions, or to enter into strategic partnerships. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially favorable terms, or at all.

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

Additionally, the agrivoltaics market for our electricity-generating coatings includes the smart greenhouse market driven in part by rising food demand due to growing populations and by government initiatives to develop smart farming. In addition to these smart greenhouses, which monitor and control the growth condition of plants and optimize the growing process of the plants, we believe that conventional greenhouse structures, both new and existing, present commercial opportunities for the application of SolarWindow® to these structures.

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

Our Business Strategy

Our commercial development efforts include seeking opportunities for intellectual property in-licensing, out-licensing, cross-licensing, and acquisition. We also seek technology, product licensing and joint venture arrangements with research institutions, commercial partners, manufacturing and fabrication facilities, and organizations with established technical competencies, market reach, and distribution networks in targeted industries. Key elements of our business strategy to achieve the forgoing include:

•	Strategic Commercial Partnerships – We pursue commercial partnerships to enable productization, manufacturing, and marketing of our technologies and products. Our target partnerships include supply chain glass, plastics, window, automotive, greenhouse manufacturing and other related companies;

•	Innovative Research and Continuous Product and Technology Enhancement - We seek partnerships with product development groups, manufacturers of specialty chemicals, advanced-manufacturing companies, and others with proven technology expertise and developing additional applications and markets for LiquidElectricity® Coatings. We are currently working with scientists at NREL for the ongoing development of our coatings and applications processes, including high-speed roll-to-roll manufacturing processes development. We work to engage additional firms and institutions with important technical and product development competencies as needed;

•	Opportunistic Acquisitions- As part of our business strategy, we intend to make acquisitions to onboard specialized employees, complementary companies, products, or technologies; and

•	Management Team Development – Augment our management team with experienced and effective talent in order to, among other competencies, advance our product development and innovation programs, monetize and leverage our intellectual property, develop and implement sales and marketing plans, enhance the Company’s brand positioning in industry and capital markets, and raise capital in order to effectuate our business plan.

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

As of the date of this annual report, our proprietary technologies are the subject of fourteen (14) granted United States patents, twenty-one (21) granted patents in non-US jurisdictions, six (6) US pending patent applications, and seven (7) non-US pending patent applications. If maintained to their full term, our issued patents are scheduled to expire on various dates between June 2031 and June 2040. These dates are subject to change depending on the Company’s current and future patent application filings and the Company’s discretion to maintain its various intellectual property assets in accordance with its corporate interests and goals. We continually assess opportunities to seek patent protection for those aspects of our technology, designs, methodologies, and processes that we believe may provide us with significant competitive advantages or additional commercial opportunities. The Company is currently developing and evaluating patent protection on new photovoltaic coatings that improve weight, production scalability, and conversion efficiency. The Company is also exploring strategic expansion of its patent portfolio through acquisition of patent portfolios and entire companies.

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

The Company’s commercial success depends in part on its ability to obtain intellectual property protection of its innovations and designs, to protect its trade secrets, and to conduct business without infringing the intellectual property rights of others. See “Risk Factors.”

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

Employees and Consultants

The Company utilizes the services of full-time employees as well as part-time employees and consultants on a contract basis. As of the date of this annual report, the Company has two (2) full-time employees, two (2) part-time employees, and two (2) part-time consultants all located in the United States.

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

Risks Related to Our Financial Condition

We have not generated any revenues and have experienced significant losses to date, and we expect to continue to incur losses for the foreseeable future.

We have experienced and continue to experience negative cash flows from operations. We have not generated any revenue since inception and do not expect to generate any substantial amounts of revenue for the foreseeable future. We had net losses attributable to common shareholders of $2,180,576 and $3,455,415 for our fiscal years ended August 31, 2025, and 2024, respectively. As of August 31, 2025, we had cash of $6,555,642, and working capital of $6,407,990. Based on management’s assessment, the Company has sufficient cash and short-term investments to meet its current funding requirements over the next twelve months following the date of this annual report, to meet our projected product development and fabrication goals during this period. However, our current cash and short-term investments may not be sufficient to permit us to maintain or expand our operations beyond this period.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of August 31, 2025, we had U.S. federal net operating loss carryforwards (“NOLs”) of, $44,159,600 due to prior period losses began to expire for federal and state tax purposes in 2024. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

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

We expect capital outlays and operating expenditure to increase over the next several years as we work to expand our commercial activities, expand our development activities, expand manufacturing operations, expand our infrastructure, and to effect opportunistic acquisitions. We may need to raise additional capital to, among other things:

•	sustain and expand the commercialization of our technology and products;
•	expand and automate our manufacturing capabilities and reduce our cost of sales;
•	fund the acquisition of equipment and manufacturing facilities;
•	increase our sales and marketing efforts to drive market adoption and address competitive developments;
•	finance capital expenditures and our general and administrative expenses;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems; and
•	hire additional research and development, quality control, scientific, and general and administrative personnel;

Our present and future funding requirements will depend on many factors, including but not limited to:

•	the level of research and development investment required to maintain and improve our technology position;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, if any;
•	our efforts to acquire or license complementary technologies or acquire complementary businesses;
•	changes in product development plans needed to address any difficulties in commercialization or changing market conditions;
•	competing technological and market developments; and
•	changes in regulatory policies or laws that may affect our operations.

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

Raising additional capital may cause dilution to our existing stockholders and may restrict our operations or require us to relinquish certain intellectual property rights.

We will seek additional capital through a combination of public and private equity offerings, debt financing, strategic partnerships and alliances, licensing and leasing arrangements, and grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financing may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition. If we raise additional funds by issuing equity or debt securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

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

Risks Related to Our Technology, Operations and Commercialization Efforts

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

The success of our research and development activities is uncertain. If such efforts are not successful, we will be unable to generate revenues from our operations, and we may have to cease doing business.

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

To commercialize our technology, we may need to obtain regulatory approval from various local, state, federal or international agencies; or approval from global safety certifying organizations that will certify safe operation of our products. At this time, we do not have a product to be submitted for regulatory or safe operating approval. The process for obtaining these approvals may be time-consuming and costly, and there is no guaranty that we will be able to obtain such approvals. The failure to obtain any necessary approvals could delay or prevent us from achieving revenue or profitability, which could result in the partial or total loss of your investment.

We are operating in a highly fragmented and competitive market, and our competitors have several competitive advantages over us.

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

Any products developed from or based on our technology will face competition from other companies producing solar power and/or energy harvesting or storage products.

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

The alternative and renewable energy industry is rapidly evolving and highly competitive. Our failure to refine or advance our technologies, and to develop and introduce new products on a timely basis could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. We will need to invest significant financial resources in additional technology research & development, and product development to keep pace with technological advances in the industry and to compete in the future; however, we may be unable to secure such financing. We believe that a variety of competing solar and alternative or renewable energy technologies are in various stages of development by other companies that could result in lower manufacturing costs and/or higher product performance than those expected for products based on our technologies. Our development efforts may be hindered or rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of transparent electricity-generating products.

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

The sectors in which we operate experience rapid and significant changes due to the introduction of innovative technologies. Introducing new technology products and innovative services, which we must do on an ongoing basis to meet customers' needs, requires significant commitment to research and development, which may not result in success. The company is pre-revenue and may suffer if it invests in technologies that do not function as expected or are not accepted in the marketplace; its products, systems or service offers are not brought to market in a timely manner; or products become obsolete or are not responsive to our customers' needs or requirements.

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

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, complete and integrate such transactions.

We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings or additional industry expertise. We currently have no commitments to make any material investments or acquisitions, or to enter into strategic partnerships. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially favorable terms, or at all.

Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

We have limited experience in sales, marketing, distribution or manufacturing photovoltaic and energy capture and conversion and generating products. We expect to manufacture, market, sell or otherwise commercialize our technology (or any of its derivatives) through distribution and supply-chain channels, co-marketing, co-promotion, or licensing arrangements with third parties. Therefore, any revenues received by us will be dependent on the efforts of third parties. If any such parties breach or terminate their agreements with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of our technology (or any of its derivatives) would be delayed or terminated, which would adversely affect our ability to generate revenues and our profitability.

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

Even the most well-protected IT networks, systems, and facilities remain potentially vulnerable because the techniques used in security breaches are continually evolving and generally are not recognized until launched against a target and, in fact, may not be detected. Any such compromise of our or our third party’s IT service providers’ data security and access, public disclosure, or loss of personal or confidential business information, could result in legal claims proceedings, liability under laws to protect, privacy of personal information, and regulatory penalties, disrupt our operations, require significant management attention and resources to remedy any damages that result, damage our reputation and customers willingness to transact business with us, any of which could adversely affect our business.

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

As part of our business strategy, we intend to make acquisitions to add specialized employees, complementary companies, products, or technologies. However, we have not made any acquisitions to date, and, as a result, our ability to acquire and integrate larger or more significant companies, products, or technologies in a successful manner is unproven. In the future, we may not be able to find suitable acquisition technologies or products, and we may not be able to complete acquisitions on favorable terms, if at all. Any acquisitions that we consummate may not achieve our goals and could be viewed negatively by investors. In addition, if we fail to successfully integrate any acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

We are subject additional compliance expense as well potential liability for any alleged violations of the securities laws and regulations to which we are or may become subject to the “Securities Laws & Regulations”).

As a public company filing periodic and other reports, whether on a mandatory or voluntary basis, with foreign, federal, or state securities regulators (collectively, “Securities Regulators”), we incur significant accounting, legal and administrative expenses in connection with our efforts to fully comply with the Securities Laws & Regulations. This expense may increase significantly should there be any changes in the Securities Laws & Regulations that impose greater obligations or requirements on us to fully comply. Such costs may adversely impact our other operations, including but not limited to, our research and development efforts.

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

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

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

Other parties may challenge patents issued or exclusively licensed to us, or courts or administrative agencies may hold our patents or the patents we license on an exclusive basis to be invalid or unenforceable. We may not be successful in defending challenges faced with our patents and other intellectual property rights. Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time-consuming and expensive.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first-to-file provisions in particular, only became effective on March 16, 2013. Accordingly, it is not clear what impact, if any, the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned and licensed patent applications and the enforcement or defense of issued patents that we own or license, all of which could have a material adverse effect on our business and financial condition.

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

Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. During prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional nonclinical or clinical data that supports the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Risks Related to Our Personnel and Management

Our success is very much dependent upon hiring and retaining highly qualified management and technical personnel.

Competition for highly qualified management, technical, and scientific personnel is intense in our industry. Future success depends in part on our ability to attract, hire, assimilate and retain engineers and scientists, sales and marketing personnel, and other qualified personnel, especially in the OPV space with focus in our technologies and products. A key risk is our ability to anticipate our needs for certain key competences and to implement human resource solutions to recruit, hire, or improve these competences. If we are not successful in hiring and retaining qualified personnel, our ability to execute our business model and strategy will be adversely affected and our ability to achieve profitability compromised.

Due to the fact each of our three directors conducts outside business activities and are not our employees, attention and efforts will not be focused solely on our business activities, which may hinder our achieving our business objectives.

Currently we have four directors, only one of whom provides his full-time work efforts to our business activities. While our directors intend to devote as much time as necessary to the success and development of our technology, each has other business interests or employment obligations requiring their time and attention. While each has generally agreed to provide such time and attention to our business activities as may be reasonably required, there can be no assurance that their priorities will not shift in the future and that the amount of time that each devotes to our activities will be sufficient for us to meet our business objectives. If their outside interests begin to take precedence over their positions with the Company, our business will suffer and may adversely impact our goal of achieving profitability through the commercialization of SolarWindow® products. In this event, if effective corrective action is not taken, investors could lose all or part of their investment.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”) and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our Common Stock.

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

Until our Common Stock is listed on an exchange, we expect to remain eligible for quotation on the OTCID Market or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations for our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of your shares. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

Our Common Stock is currently quoted on the OTCID (Current Information) which may make it more difficult for you to purchase or sell shares of the Company’s Common Stock.

OTCID is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our Common Stock. Unless and until we file an application for listing of our shares on the national stock exchange, or even the OTCQB, and such an application is accepted (as to which there is no assurance), we expect that our stock will continue to trade on the OTCID.

Our Common Stock is not currently registered for trading on any national stock exchange and thus, should the price of our stock on the OTCID fall below five dollars per share and our net tangible assets fall below two million dollars our stock may be deemed a “penny stock,” in which case, you may find it difficult to, deposit, transfer, sell or purchase the shares of our Common Stock in open market transactions.

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

The value of our net tangible assets for the fiscal years ended August 31, 2025, and 2024 was approximately $6,615,000 and $4,958,000, respectively. Accordingly, we do not believe our stock is a penny stock. And if we continue to satisfy at least one of the foregoing exemptions, our Common Stock should continue to be deemed “penny stock exempt.” However, because our stock is not registered for trading on a national stock exchange should we no longer satisfy at least one of the exemption criteria described above, our Common Stock would be considered a “penny stock.”

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

Our Common Stock currently trades on the OTCID under the symbol “WNDW;” there is limited and sporadic trading in our Common Stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Common Stock, or the ability of the holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

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

In addition, in recent years, broad stock market indices in general, and small cap companies in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our Common Stock. These fluctuations may have a negative effect on the market price of our Common Stock. Such volatile fluctuations may also make us more susceptible to possible class action lawsuits, which are often initiated following price declines.

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

As of the date of this annual report, we have 65,779,045 shares of Common Stock outstanding. We cannot predict what effect, if any, market sales of securities held by our significant stockholders or any other stockholder or the availability of these securities for future sale will have on the market price of our Common Stock.

Adverse publicity about us and/or our brands, including without limitation, through social media or in connection with brand damaging events and/or public perception, could adversely impact our business operations and results.

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

Generally, a “smaller reporting Company” or (“SRC”) is a company that as of the last business day of its most recently completed second quarter: (i) Had a public float of less than $250 million; or (ii) Had annual revenues of less than $100 million and either: (A) No public float; or (B) A public float of less than $700 million. On February 28, 2025, we had a public float of $5,517,000.

We are a SRC; and, for as long as we continue to be a SRC, we are exempt from various reporting requirements applicable to other public companies but not to a “SRC,” including, for example, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. In this annual report we have utilized, and we may in future filings with the SEC continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important and may therefore find our stock a less attractive investment.

The sale by our stockholders of restricted shares, either pursuant to a resale prospectus or Rule 144, may adversely affect our ability to raise the funds we will require to effectuate our business plan.

As of the date of this annual report, we have 65,779,045 shares issued and outstanding, of which 48,485,387 are deemed “restricted securities” or “control securities” within the meaning of Rule 144. The possibility that substantial amounts of our Common Stock may be sold into the public market, either under Rule 144, or pursuant to a resale registration statement, may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital in the future through the sale of equity securities because of the perception that future re-sales could decrease our stock price and because of the availability of resale shares to those interested in investing in our Common Stock. Subject to compliance with our insider trading policies to the extent applicable, sales of such restricted securities or control securities may be made from time to time, at the discretion of the holders of such securities. We may not have knowledge of any such sales until some time after such sales are made.

Kalen Capital Corporation (“KCC”), a private corporation solely owned by Mr. Harmel S. Rayat, beneficially owns approximately 61.58% of our issued and outstanding stock when giving effect to derivative securities owned by KCC. This ownership interest may preclude you from influencing significant corporate decisions.

As of the date of this annual report, KCC beneficially owns 50,705,598 shares (inclusive of 16,566,667 shares issuable upon exercise of outstanding warrants and 34,138,931 shares of Common Stock issued and outstanding), or approximately 61.58% of our outstanding Common Stock, on a fully diluted basis. Mr. Rayat has voting and disposition authority over these shares.

As previously reported by the Company on Form 8-K dated February 28, 2024 as filed with the SEC on March 5, 2024, Mr. Rayat and the SEC jointly and voluntarily entered into a settlement agreement resolving the claims asserted against Mr. Rayat in the SEC’s amended complaint as filed in Securities and Exchange Commission v. Harmel S. Rayat, RenovaCare, Inc., et. al., No. 1:21-cv-04777 (S.D.N.Y.) (the “SEC Case”). Pursuant to the agreed to terms of the settlement Mr. Rayat, on a “no admit no deny” basis, consented to the entry of a judgment, issued on February 27, 2024, by the US District Court for the Southern District of New York, (the “Judgment”) permanently enjoining him from violating Section 17(a) of the Securities Act and Sections 10(b) and 20(b) of the Exchange Act, and Rule 10b-5 thereunder; prohibiting him from acting as an officer or director of a public company; barring him from participating in the offering of any penny stock; and ordering him to pay disgorgement of $1,270,352, prejudgment interest of $207,656, and a civil penalty of $1,270,352.

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

The Company was not a party to, or defendant in, the SEC Case. The foregoing summary of the Judgement entered in the SEC Case is based upon the Company’s review and understanding of the filed documents, including, but not limited to the Judgment and the SEC Litigation Release No. 25945 / February 27, 2024 Securities and Exchange Commission v. Harmel S. Rayat, RenovaCare, Inc., et al., No. 1:21-cv-04777 (S.D.N.Y.) (the “SEC Litigation Release”), pertaining to Mr. Rayat and is qualified in its entirety by reference to the SEC Litigation Release. The SEC Litigation Release may be found on the SEC website at: https://www.sec.gov/litigation/litreleases/lr-25945.

We are a “controlled company” and as a result our stockholders do not have the same protections afforded to stockholders of companies that are not “controlled companies”.

Mr. Rayat has voting control over 51.90% of our outstanding voting stock and therefore we currently meet the definition of a “controlled company” under the corporate governance standards for Nasdaq listed companies and for so long as we remain a controlled company under this definition, we are eligible to utilize certain exemptions from the corporate governance requirements of Nasdaq.

As long as KCC owns at least 50% of the voting power of our Company, we will be a “controlled company” as defined under applicable rules. For so long as we are a controlled company under that definition, we are permitted to rely on certain exemptions from corporate governance rules, including:

•	an exemption from the rule that a majority of our Board must be independent directors;
•	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and
•	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

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

On March 12, 2020, the SEC approved amendments to Rule 12b-2 that excludes from the definitions of “accelerated filer” and “large, accelerated filer” any issuer that is eligible to be a SRC. To be an eligible SRC that is also a non-accelerated filer, a company must have revenues of less than $100 million in the most recent fiscal year and also have a public float of less than $700 million. As a result of the amendments to the definition of an SRC and the resulting increase in the thresholds in revenue and public float value, the Company is not subject to the attest requirements of SOX 404(b). However, should our fiscal year revenues exceed $100 million, and our second quarter public float exceed $250 million, the Company will again be subject to SOX 404(b) and the added additional professional fees, and management time required to comply SOX 404(b).

There are options to purchase shares of our Common Stock currently outstanding.

As of August 31, 2025, we have granted options to purchase shares of our Common Stock to various persons and entities, under which we could be obligated to issue up to 5,425,000 shares of our Common Stock. The exercise prices of these options range from $0.33 to $6.21 per share. 5,088,000 of the options contain cashless exercise provisions. If issued, the shares underlying these options would increase the number of shares of our Common Stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

There are warrants to purchase shares of our Common Stock currently outstanding.

As of the date of this annual report, we had outstanding warrants to purchase shares of our Common Stock to various persons and entities, under which we could be obligated to issue up to 29,247,313 shares of Common Stock with exercise prices of $1.70 per share as to 16,666,667 warrants and $0.47 per share as to 12,580,646 warrants. Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s Common Stock for each warrant share held. The Company’s unexercised warrants may be exercised on a cashless basis. If issued, the shares underlying these warrants would increase the number of shares of our Common Stock currently outstanding and dilute the holdings and voting rights of our then-existing stockholders.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC regulations and, in the event, we are ever approved for listing on a registered national exchange, such stock exchange's rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to adequately comply with any of these laws, regulations, standards, or rules may result in substantial fines or other penalties and could have an adverse impact on our ongoing operations.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

The Company does not currently have formal processes in place for assessing, identifying, and managing material risks from cybersecurity threats. Our approach to cybersecurity is currently informal and primarily reactive, involving basic security measures such as:

•	Basic Security Software: We use standard antivirus and anti-malware software for protection against common threats.
•	Password Policies: Simple password policies are in place to protect access to our systems.
•	Reliance on the security systems of our service providers: We utilize the services of various providers for items such as intellectual property management, payroll, and accounting, and rely on their systems to prevent or detect cybersecurity threats and incidents.

However, the Company recognizes the importance of cybersecurity and plans to:

•	Develop a Cybersecurity Framework: Establish a formal risk assessment process to identify vulnerabilities.
•	Engage Cybersecurity Expertise: Consider hiring or consulting with cybersecurity professionals to guide our strategy.

We acknowledge that the absence of comprehensive cybersecurity processes could potentially expose the company to risks, which may materially affect our operations, financial condition, or strategic decisions in the future. We are committed to improving our cybersecurity posture as our resources allow.

Governance

•	Board Oversight: Currently, our directors do not have a formal structure for overseeing cybersecurity risks. We plan to review this oversight in the near future to ensure appropriate governance is established.
•	Management’s Role: Day-to-day management of cybersecurity is handled by our Chief Executive Officer (“CEO”), who does not have specialized training in cybersecurity. We are considering enhancing this role or outsourcing to professionals with specific cybersecurity expertise.
•	Expertise: Our current management and Board do not have in-depth cybersecurity expertise. We are considering educational opportunities or consulting to address this gap.

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, due to our limited cybersecurity measures, we acknowledge that our company could be at higher risk of material impact from cybersecurity threats.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is quoted on the OTCID under the symbol “WNDW.” Our warrants to purchase Common Stock are not currently traded on any market.

As of November 10, 2025, there were 69 stockholders of record of our Common Stock, and the closing price of our Common Stock was $0.45 per share as reported on the OTCID. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have an equity compensation plan. The Company’s prior 2006 Incentive Stock Option Plan (the “2006 Plan”) expired on March 17, 2023. As of August 31, 2025, certain stock options issued pursuant to the 2006 Plan remain outstanding and total 372,000.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	372,000 (2)	$3.88	-
Equity compensation plans not approved by security holders (2)	4,873,000	$2.26	--
Total	5,425,000	$2.37	-

(1) Consists of grants under the 2006 Plan as of August 31, 2025.

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

Recent Sales of Unregistered Securities

None.

BCSC Cease Trade Order dated January 10, 2023

As previously reported the Company received a Cease Trade Order dated January 10, 2023 (the “CTO”) from the British Columbia Securities Commission (the “BCSC”). Effective May 7, 2025, the BCSC granted the Company’s application for revocation of the CTO.

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

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future. Our product development programs involve ongoing R&D and product development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried out by our contract engineers, scientists, and consultants.

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

As of August 31, 2025, we had working capital of $6,407,990 and cash of $6,555,642. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Annual Report on Form 10-K.

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

Trends and Expectations

Product and Brand Development

We plan to increase investments in product and brand development. We actively evaluate potential acquisition opportunities of companies that complement our business and have the potential to improve our planned products and supply chain efficiencies.

Global Economic Disruption

While at present the majority of our products are sourced either in the United States or China, the military conflict between Russia and Ukraine may nonetheless increase the likelihood of supply chain interruptions and hinder our ability to find the materials we need to make our products. Thus far, as a result of the general global economic disruption, we have experienced a decrease in the speed with which we are able to purchase new inventory, as well as an increase in costs due to delays in shipping, resulting increase in time with which products remain in our warehouse facilities, thus resulting in reduced profits. In addition, supply chain disruptions may make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Research and Related Agreements

We are a party to certain agreements related to the development of our technology.

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, the Company and the Alliance for Sustainable Energy (“ASE”), the operator of the National Renewable Energy Laboratories (“NREL”) under its U.S. Department of Energy contract, entered into a Cooperative Research and Development Agreement (“CRADA”) to advance the commercial development of our technology, and on March 6, 2013, the Company and ASE entered into Phase II of the CRADA (collectively, the “NREL CRADA”). Under terms of the NREL CRADA, NREL researchers make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals established by the Company. Under the terms of the NREL CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications. Beginning in 2013, under the NREL CRADA, researchers will work towards:

•	further improving our technology efficiency and transparency;
•	optimizing electrical power (current and voltage) output;
•	optimizing the application of the active layer coatings and application processes which make it possible for LiquidElectricity® Coatings to generate electricity on glass surfaces;
•	developing improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	optimizing LiquidElectricity® Coating performance on flexible substrates; and
•	developing high speed and large area roll-to-roll (R2R) and sheet-to-sheet coating application methods required for commercial-scale building integrated photovoltaic products and windows.

Over the course of our collaborative research and development efforts under the NREL CRADA, both parties have agreed to modifications to extend the period of performance. The current modification extends the period of performance to December 31, 2028. As of August 31, 2025, the Company had a capitalized asset balance of $30,687 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Comparison of Year ended August 31, 2025 to the year ended August 31, 2024

The following table sets forth our historical operating results from continuing operations for the periods indicated:

			2025 compared to 2024
	Years Ended August 31,		Change	Percentage
	2025	2024	($)	Change
Operating expenses:
Selling, general & administrative	$1,733,866	$2,011,899	$(278,033)	-14%
Research and development	621,885	593,988	27,897	5%
Total Operating expense	$2,355,751	$2,605,887	$(250,136)	-10%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the year ended August 31, 2025, compared to the year ended August 31, 2024, SG&A costs decreased by $278,033 or 14% from $2,011,899 during the year ended August 31, 2024 to $1,733,866 during the year ended August 31, 2025. This decrease was primarily due to a decrease in stock compensation ($300,000) and professional fees ($100,000) offset by increases in personnel costs ($67,000) and other administrative costs ($54,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the year ended August 31, 2025, compared to the year ended August 31, 2024, R&D costs increased by $27,897 or 5% from $593,988 during the year ended August 31, 2024 to $621,885 during the year ended August 31, 2025. This increase was primarily due to an increase in personnel costs ($49,000) offset by a decrease in CRADA costs ($15,000), stock compensation ($2,000) and depreciation ($4,000).

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of August 31, 2025, and 2024, the Company had cash and short-term investments of $6,555,642 and $4,249,446, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Years Ended August 31,
	2025	2024	Change
Net cash used in operating activities	$(1,502,531)	$(1,741,214)	$238,683
Net cash provided by investing activities	2,962,313	2,498,051	464,262
Net cash provided by financing activities	3,846,414	-	3,846,414
Effect of exchange rate changes on cash	-	(1)	1
Net increase in cash and cash equivalents	$5,306,196	$756,836	$4,549,360

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, impairments and the effect of changes in working capital. The amount of cash used during the year ended August 31, 2025 compared to cash used during the year ended August 31, 2024 decreased $238,683 due primarily to the receipt of $610,000 related to the refund of an equipment deposit and lower professional fees offset by higher cash outlays related to personnel, R&D, travel, and changes in working capital.

Investing Activities - We have used cash primarily for liquid short-term investments. In 2025 and 2024, the Company purchased $4,000,000 and $6,000,000, respectively of term deposits, which matured at varying dates resulting in the sale of short-term investments of $3,000,000 and $6,500,000 during 2025 and 2024, respectively.

Financing Activities – Cash provided by financing activities increased due to the June 2025 Private Placement whereby the Company sold 12,580,645 units at a price of $0.31 per unit for $3,900,000 in aggregate proceeds. For additional information see the notes to the financial statements, “Note 6 – Common Stock and Warrants.”

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the years ended August 31, 2025 and 2024.

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

Under supervision and with the participation of the Principal Executive Officer and Principal Financial Officer (“Management”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company and its subsidiaries as of August 31, 2025. Based on that evaluation, Management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2025.

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

As of August 31, 2025, Management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management concluded that our internal control over financial reporting was effective as of August 31, 2025.

Changes in Internal Control over Financial Reporting

This annual report does not include an attestation report of our independent registere5d public accounting firm regarding internal control over financial reporting. Our Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption from section 404(b) of the Sarbanes-Oxley Act of 2002 for non-accelerated filers.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended August 31, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408(c)).

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

Name	Age	Current Position With Us	Director or Officer Since
Amit Singh	45	President, Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2024
Bob Levine	76	Director	December 7, 2018
Joseph Sierchio	76	Director	October 1, 2020
Timothy Bullinger	69	Director	March 15, 2024
Justin Frere, CPA	53	Treasurer, Interim Chief Financial Officer and Secretary (Principal Financial Officer)	July 5, 2019

Business Experience

Set forth below are the names of all our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Amit Singh. Has served as the Company’s Vice President since February 2021, President and CEO since May 1, 2024, and as a director since August 1, 2025. Mr. Singh has diverse experience with incubating and developing ventures in cleantech and renewables, biomedical devices, drug discovery and development, and financial marketing and advertising. From June 2006 to May 2008, Mr. Singh served as a Risk and Strategy Consultant at Crowe, where he specialized in identifying high-risk areas for public and private companies, specifically detecting weaknesses in business models and helping develop, re-engineer, and implement core business processes. From September 2007 to March 2018, Mr. Singh served as the Executive Director of Sikhcess, a non-profit, where he coordinated the efforts of more than 5,000 global volunteers to break the cycle of homelessness by providing meals, basic needs, education, mentoring, tutoring, and support. Mr. Singh earned his MBA from the University of Michigan in 2006, and an undergraduate business degree from Wayne State University in 2003.

Bob Levine. Mr. Levine has been with Avison Young since 1994 and is one of the founding partners of the company which has 120 offices in 25 countries and 5,000 real estate professionals. Since 2008, Avison Young has been one of the fastest growing commercial real estate companies in the world. Having retired from the Board of Avison Young after 10 years’ service, and recently retired from Avison Young’s Executive Committee, Mr. Levine has 40 years of experience in commercial real estate sales, leasing, and advisory roles and has worked with many leading developers, equity partners, and renowned investors. Having consummated many billions of dollars in transactions, he has been responsible for the sale of numerous landmark and Class-A office buildings, shopping centers, industrial properties, and major development sites.

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

We have posted a copy of our Corporate Governance Guidelines, Code of Ethics and Business Conduct, and Amended and Restated Insider Trading Policy on the Investor section of our website at https://www.solarwindow.com/investors/corporate-governance/. Our full Board must approve any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Corporate Governance” section of our website.

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

Board Leadership Structure

We currently have one executive officer, the Interim CFO and Secretary, and four directors; two of which are independent. At present, Mr. Amit Singh serves as our Chief Executive Officer and Director.

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

Board Committees

Audit Committee

The Audit Committee is a standing committee of the Board established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s principal purposes are to oversee, on behalf of the Board, the accounting and financial reporting processes of the Company and the audit of the Company’s financial statements. As described in its charter, the Audit Committee’s responsibilities include assisting the Board in overseeing: (i) the integrity of the Company’s financial statements; (ii) the independent auditor’s qualifications and independence; (iii) the performance of the Company’s independent auditor and the Company’s internal audit function; (iv) the Company’s compliance with legal and regulatory requirements, and (v) the Company’s systems of disclosure controls and procedures, and internal control over financial reporting.

Robert Levine currently serves as Chair, and Joseph Sierchio and Timothy Bullinger currently serve as members of the Audit Committee. The Board has determined that two of the members of the Audit Committee are independent under Rule 5605 of the Nasdaq Stock Market, Inc. Marketplace Rules, and the rules of the SEC regarding audit committee membership. The Board has determined that it currently has no “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall the number of directors be less than the minimum required by law. The Board should be large enough to maintain our required expertise but not too large to function inefficiently. Director nominees are recommended, reviewed, and approved by the entire Board. The Board believes that this process is appropriate due to the number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

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

Board Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended August 31, 2025, all directors attended the meetings of the Board. The Board met six (6) times and acted by written consent thirteen (13) times during the fiscal year ended August 31, 2025. We did not have an annual meeting of shareholders during the fiscal year ended August 31, 2025, or 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information for the two fiscal years ended August 31, 2025 and 2024 of the Company’s Chief Executive Officer who served as vice president prior to their appointment as CEO, and Interim Chief Financial Officer (the “Named Executive Officers”).  Elements of compensation for our Named Executive Officers include salary and stock option awards. We do not have a pension plan.

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amit Singh, President, Chief Executive Officer and Director (1)	2025	240,000	-	-	-	240,000
	2024	200,000	-	165,000	-	365,000
Justin Frere (2) Interim Chief Financial Officer and Secretary	2025	96,260	-	-	-	96,260
	2024	79,033	-	24,750	-	103,783

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

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of August 31, 2025.

Option Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Not Currently Exercisable	Option Exercise Price ($)	Option Expiration Date
Amit Singh (1)	500,000	-	0.33	5/14/2029
	15,000	-	6.21	10/27/2031
Justin Frere (2)	75,000	-	0.33	4/8/2029
	50,000	-	6.21	10/27/2031

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

(2) In exchange for services, the Company granted the following stock options: 1) 75,000 options with a fair value of $0.33 per share granted on April 8, 2024, with an exercise price of $0.33 per share, term of five (5) years and vesting as to 50% on the grant date and 50% on the one-year anniversary of the grant date, and 2) 50,000 options with a fair value of $4.92 per share granted on October 27, 2021, at an exercise price of $6.21 per share, term of ten (10) years and vesting as to 50% six months from the date of grant and 50% on the one-year anniversary of the date of grant. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

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

For their services as directors, non-employee directors received cash compensation of $2,500 per quarter during fiscal 2025 and 2024.

No equity-based grants were awarded to the other Board members in fiscal 2023. During fiscal 2024, the Company granted 200,000 options to each of the three directors. The options fair value was calculated to be $0.33 per share using the Black-Scholes Option Pricing Model.

Director Compensation Table

The following table sets forth the compensation earned by each non-employee director for service as a director during Fiscal 2025 and 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Joseph Sierchio	10,000	-	10,000
Bob Levine	10,000	-	10,000
Timothy Bullinger	10,000	-	10,000
Total 2025 director compensation	30,000	-	30,000

Joseph Sierchio (1)	10,000	66,000	76,000
Bob Levine (1)	10,000	66,000	76,000
Timothy Bullinger (1)	5,000	66,000	71,000
Total 2024 director compensation	25,000	198,000	223,000

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

Director Compensation - Equity

The following table shows the total number of unvested and total option awards held by each of our non-employee directors as of August 31, 2025:

Name	Vested Stock Options Outstanding (#)	Unvested Stock Options Outstanding (#)
Bob Levine (1)	230,000	-
Joseph Sierchio (2)	285,000	-
Timothy Bullinger (3)	200,000	-
Total	715,000	-

(1) Includes the following option grants: 1) 30,000 options granted on October 27, 2021 with a ten (10) year life and exercise price of $6.21 per share, and 2) 200,000 options granted on April 8, 2024 with a five (5) year life and exercise price of $0.33 per share with 100,000 vested as of the date of this annual report on form 10-K. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

(2) Includes the following option grants: 1) 20,000 options granted on November 21, 2017 with a ten (10) year life and exercise price of $4.87 per share; 2) 50,000 options granted on October 19, 2020 with a six (6) year life and exercise price of $3.42 per share, 3) 15,000 options granted on October 27, 2021 with a ten (10) year life and exercise price of $6.21 per share, and 4) 200,000 options granted on April 8, 2024 with a five (5) year life and exercise price of $0.33 per share with 100,000 vested as of the date of this annual report on form 10-K. For additional information, see “NOTE 7 – Stock Options” of our notes to financial statements contained in this annual report.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on September 30, 2026.

Granting Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a Quarterly Report on Form 10-Q or our Annual Report on Form 10-K or the filing or furnishing of a Current Report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Bob Levine (3)	539,333	*
Joseph Sierchio (4)	1,731,567	2.62
Timothy Bullinger (5)	200,000	*
Amit Singh (6)	515,000	*
Justin Frere (7)	131,943	*
All Directors and Officers as a Group	3,117,843	4.63

5% Shareholders
Jatinder S. Bhogal (8)	3,713,000	5.35
Sonia Bains (9)	4,032,258	5.95
Jason Bains (9)	4,032,258	5.95
Mike Herman (10)	6,451,612	9.35
Silica Holding B.V. (11)	6,451,612	9.35
Kalen Capital Corporation (12) 688 West Hastings St. 7th Floor Vancouver, BC V6B 1P1	50,705,598	61.58

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 65,779,045 shares of Common Stock issued and outstanding as of the date of this annual report Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 276,000 shares of Common Stock, 33,333 shares of Common Stock reserved for issuance upon the exercise of a Series T Warrant and 230,000 shares of Common Stock reserved for issuance upon the exercise of vested stock options.

(4) Includes 1,446,567 shares of Common Stock and 285,000 shares of Common Stock reserved for issuance upon the exercise of vested stock options.

(5) Includes 200,000 shares of Common Stock reserved for issuance upon the exercise of vested stock options.

(6) Includes 515,000 shares of Common Stock reserved for issuance upon the exercise of vested stock options.

(7) Includes 6,493 shares of Common Stock and 125,000 shares of Common Stock reserved for issuance upon the exercise of vested stock options.

(8) Includes 90,000 shares of Common Stock and 3,623,000 shares of Common Stock reserved for issuance upon the exercise of vested stock options.

(9) Includes 2,016,129 shares of Common Stock and 2,016,129 shares of Common Stock reserved for issuance upon the exercise of a Series U-OS Warrant.

(10) Includes 3,225,806 shares of Common Stock and 3,225,806 shares of Common Stock reserved for issuance upon the exercise of a Series U Warrant.

(11) Silica Holding B.V. is a foreign corporation domiciled in the Netherlands and wholly owned by Francisco Javier Bono Perez. In such capacity Mr. Perez may be deemed to have beneficial ownership of these shares. The number of shares reflected above includes 3,225,806 shares of Common Stock and 3,225,806 shares of Common Stock reserved for issuance upon the exercise of a Series U-OS Warrant.

(12) Kalen Capital Corporation is a private Alberta corporation wholly owned by Mr. Harmel Rayat. In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares. The number of shares reflected above is based upon the review of our transfer records and information provided to us by Kalen Capital Corporation and includes: (a) 34,138,931 shares owned by Kalen Capital Corporation and its wholly owned subsidiary; and (b) 16,566,667 shares issuable upon exercise of a Series T Warrant.

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

Transactions with Related Persons

The following is a description of each transaction since the beginning of fiscal 2024, and each currently proposed transaction, in which:

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

For additional information, please refer to see “NOTE 8 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2025, and 2024.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

PKF O’Connor Davies, LLP (“PKF”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ending August 31, 2025 and 2024. PKF has served as the company’s independent registered public accounting firm since May 28, 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountant.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or expected to be billed to us for services related to the fiscal years ended August 31, 2025 and 2024, by PKF:

	2025	2024
Audit Fees (1)	$80,378	$63,000
Audit Related Fees (2)	-	-
Tax Fees (3)	9,315	7,225
All Other Fees (4)	-	-
Total	$88,398	$70,225

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

(a)(1)	Financial Statements and Schedules

The following financial statements, notes related thereto and report of independent auditors, are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of August 31, 2025, and 2024;

•	Statements of Operations and Comprehensive Loss for the years ended August 31, 2025, and 2024;

•	Statements of Stockholders’ Equity for the years ended August 31, 2025, and 2024;

•	Statements of Cash Flows for the years ended August 31, 2025, and 2024; and

•	Notes to Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)       Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed on April 16, 2010)

3.2	Certificate of Amendment to the Articles of Incorporation changing name to New Energy Technologies, Inc. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q on April 16, 2010)

3.3	Certificate of Amendment to the Articles of Incorporation increasing the authorized shares from 100,000,000 to 300,000,000 (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.4	Certificate of Change to the Articles of Incorporation relating to the one-for-three reverse stock split (Incorporated by reference to the Form 8-K filed on March 21, 2011)

3.5	By Laws. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed April 16, 2010)

3.6	Certificate of Amendment to the Articles of Incorporation changing name to SolarWindow Technologies, Inc. (Incorporated by reference to Form 8-K filed on March 4, 2015)

4.31	Form of Series T Stock Purchase Warrant dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.32	Form of Subscription Agreement for Units Dated November 26, 2018 (Incorporated by reference to Form 8-K filed on November 29, 2018)

4.33	Amended and Restated Articles (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.34	Amended and Restated Bylaws (Incorporated by reference to Form 10-K filed on November 18, 2019)

4.35	Form of Stock Option Agreement dated August 31, 2020 (Incorporated by reference to Form 8-K filed on September 4, 2020)

4.36	Form of Amended and Restated Subscription Agreement for US Investors dated June 16, 2025 (Incorporated by reference to Form 8-K filed on June 20, 2025)

4.37	Form of Amended and Restated Subscription Agreement for Offshore Investors dated June 16, 2025 (Incorporated by reference to Form 8-K filed on June 20, 2025)

4.38	Form of Series U Warrant issued to US Investors (Incorporated by reference to Form 8-K filed on June 20, 2025)

4.39	Form of Series U-OS Warrant issued to Offshore Investors (Incorporated by reference to Form 8-K filed on June 20, 2025)

4.40	Form of Registration Rights Agreement dated June 16, 2025 (Incorporated by reference to Form 8-K filed on June 20, 2025)

10.1	Modification to the Stevenson-Wydler Cooperative Research and Development Agreement dated December 28, 2015 (Incorporated by reference to Form 8-K filed on January 4, 2016)

10.2	Redacted copy of the CRADA Modification (Incorporated by reference to the Form 8-K filed on March 22, 2018)

10.3§	Stock Option Grant and Grant Agreement dated as of June 29, 2020 between SolarWindow Technologies, Inc., Jatinder S. Bhogal and Vector Asset Management, Inc. and having an effective date of July 1, 2020 (Incorporated by reference to Form 10-Q filed on July 8, 2020)

10.4	Stock Option Grant and Grant Agreement dated as of October 19, 2020 between SolarWindow Technologies, Inc., and Joseph Sierchio (Incorporated by reference to Form 10-Q filed on January 8, 2021)

10.5§	Amendment dated March 1, 2021 to the Executive Services Consulting Agreement dated as of August 31, 2020, between SolarWindow Technologies, Inc., and John Rhee, an individual (Incorporated by reference to Form 8-K filed on March 5, 2021).

10.6§	Separation and Release of Claims Agreement dated January 18, 2022 by and among SolarWindow Technologies, Inc. and Vector Asset Management, Inc. and Jatinder S. Bhogal (Incorporated by reference to the Company’s Form 8-K filed on January 24, 2022).

10.7	Form of Stock Option Grant and Grant Agreement dated as of April 8, 2024 between SolarWindow Technologies, Inc., and each of Joseph Sierchio, Robert Levine, Timothy Bullinger and Justin Frere (Incorporated by reference to the Company’s Form S-1 filed on October 18, 2024).

10.8§	Form of Stock Option Grant and Grant Agreement dated as of May 14, 2024 between SolarWindow Technologies, Inc., and Amit Singh (Incorporated by reference to the Company’s Form S-1 filed on October 18, 2024).

10.9§	Offer Letter dated May 14, 2024, between SolarWindow Technologies, Inc. and Amit Singh. Portions of this Exhibit have been omitted (Incorporated by reference to Form 8-K filed on May 21, 2024).

17.0	Termination Notice dated May 8, 2022 from John Rhee (incorporated by reference to the Company’s Form 8-K filed on May 13, 2022).

19.1	Insider Trading Policy (incorporated by reference to the Company’s Form 10-K filed on November 20, 2024).

99.0	Notice of Civil Claim, Endorsement on Originating Pleading or Petition for Service Outside British Columbia Notice of Application - Without Notice; Affidavit (incorporated by reference to the Company’s Form 8-K filed on June 15, 2022)

99.1§	2006 Incentive Stock Option Plan (Incorporated by reference to the Form S-8 filed on March 15, 2011)

23.1*	Consent of PKF O’Connor Davies, LLP

31.1*	Certification of the Acting Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Acting Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

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

SolarWindow Technologies, Inc.

By:	/s/ Amit Singh
Amit Singh
Chief Executive Officer (Principal Executive Officer)
Date:	November 13, 2025

By:	/s/ Justin Frere, CPA
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bob Levine	Chairman and Director	November 13, 2025
Bob Levine

/s/ Timothy Bullinger	Director	November 13, 2025
Timothy Bullinger

/s/ Joseph Sierchio	Director	November 13, 2025
Joseph Sierchio

SOLARWINDOW TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SolarWindow Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolarWindow Technologies, Inc. (the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity, and consolidated cash flows for each of the two years in the in the period ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PKF O’Connor Davies, LLP

New York, New York

November 13, 2025

PCAOB ID No. 127

* * * * *

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$6,555,642	$1,249,446
Short-term investments	-	3,000,000
Deferred research and development costs	30,687	45,706
Prepaid expenses and other current assets	15,836	681,529
Current assets of discontinued operations	-	13,489
Total current assets	6,602,165	4,990,170
Property and Equipment, net of accumulated depreciation of $144,302 and $136,246, respectively	43,089	13,458
Total assets	$6,645,254	$5,003,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$114,309	$85,922
Related party payables	79,866	113,120
Current liabilities of discontinued operations	-	122,470
Total current liabilities	194,175	321,512
Total liabilities	194,175	321,512

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 65,779,045 and 53,198,399 shares issued and outstanding at August 31, 2025 and 2024, respectively	65,779	53,198
Additional paid-in capital	87,475,862	83,538,904
Accumulated other comprehensive (loss)	-	(76,702)
Retained deficit	(81,090,562)	(78,833,284)
Total stockholders' equity	6,451,079	4,682,116
Total liabilities and stockholders' equity	$6,645,254	$5,003,628

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPRENENSIVE LOSS

	Years Ended August 31,
	2025	2024

Revenue	$-	$-

Operating expenses
Selling, general and administrative	1,733,866	2,011,899
Research and development	621,885	593,988
Total operating expenses	2,355,751	2,605,887
Loss from operations	(2,355,751)	(2,605,887)

Other income (expense)
Interest income	144,353	242,371
Impairment of fixed assets	-	(683,950)
Total other income (expense)	144,353	(441,579)
Net loss from continuing operations	$(2,211,398)	$(3,047,466)
Net loss from discontinued operations	(45,880)	(7,949)
Deemed dividend attributable to warrant modification	-	(400,000)
Net loss attributable to common stockholders	$(2,257,278)	$(3,455,415)
Other comprehensive income
Foreign currency translation gain	-	1,457
Comprehensive loss	$(2,257,278)	$(3,453,958)

Loss per Share from continuing operations basic and diluted	$(0.04)	$(0.06)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)
Loss per Share basic and diluted	$(0.04)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	55,817,934	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive		Stockholders'
	Shares	Amount	Capital	Income (Loss)	Retained Deficit	Equity
Balance, August 31, 2023	53,198,399	$53,198	$82,735,384	$(78,159)	$(75,377,869)	$7,332,554
Stock based compensation due to common stock purchase options	-	-	403,520	-	-	403,520
Deemed dividend attributable to warrant modification	-	-	400,000	-	-	400,000
Foreign currency translation adjustments	-	-	-	1,457	-	1,457
Net loss for the year ended August 31, 2024	-	-	-	-	(3,455,415)	(3,455,415)
Balance, August 31, 2024	53,198,399	53,198	83,538,904	(76,702)	(78,833,284)	4,682,116
June 2025 Private Placement units issued	12,580,646	12,581	3,833,833	-	-	3,846,414
Stock based compensation due to common stock purchase options	-	-	103,125	-	-	103,125
Discontinued Operations	-	-	-	76,702	-	76,702
Net loss for the year ended August 31, 2025	-	-	-	-	(2,257,278)	(2,257,278)
Balance, August 31, 2025	65,779,045	$65,779	$87,475,862	$-	$(81,090,562)	$6,451,079

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2025	2024
Cash flows from operating activities
Loss from continuing operations	$(2,257,278)	$(3,055,415)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	8,056	11,118
Stock based compensation expense	103,125	403,520
Impairment of assets	-	683,950
Loss on discontinued operations	76,702	-
Changes in operating assets and liabilities:
Deferred research and development costs	15,019	10,992
Prepaid expenses and other assets	678,156	168,760
Accounts payable and accrued expenses	(93,057)	(40,234)
Related party payable	(33,254)	76,095
Net cash used in operating activities	(1,502,531)	(1,741,214)

Cash flows from investing activities
Purchase of short-term investments	-	(4,000,000)
Redemption of short-term investments	3,000,000	6,500,000
Capital expenditures	(37,687)	(1,949)
Net cash provided by investing activities	2,962,313	2,498,051

Cash flows from investing activities
Proceeds from the issuance of equity securities, net	3,846,414	-
Net cash from financing activities	3,846,414	-
Effect of exchange rate changes on cash and cash equivalents	-	(1)
Net increase in cash and cash equivalents	5,306,196	756,836
Cash and cash equivalents at beginning of year	1,249,446	492,610
Cash and cash equivalents at end of year	$6,555,642	$1,249,446

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

NOTE 1 – Organization and Liquidity

Organization

SolarWindow Technologies, Inc. was incorporated in the State of Nevada on May 5, 1998 (the “Company”). SolarWindow® technology harvests light energy from the sun and from artificial light sources using a transparent and ultra-lightweight coating of organic photovoltaic (“OPV”) solar cells applied to glass and plastics, thereby generating electricity. The Company’s ticker symbol is WNDW.

On August 24, 2020, SolarWindow Technologies, Inc. formed wholly owned SolarWindow Asia (USA) Corp., a Nevada Corporation, as the holding company for SolarWindow Asia Co. Ltd., (the “Korean Subsidiary”) a company formed in the Republic of Korea. On January 13, 2023, the Board elected to dissolve the Korean Subsidiary and on October 28, 2026, the Korean Rehabilitation Court dismissed the Krean Subsidiary rendering it discontinued which is the equivalent to dissolution in the United States.

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of August 31, 2025, the Company had $6,555,642 of cash on hand, and working capital of $6,407,990. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Annual Report on Form 10-K. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to commercialize its electricity generating coatings and application methodology. The Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Summary of Significant Accounting Policies

Basis of presentation and Use of Estimates

anagement of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual amounts could differ from these estimates.

Fiscal Year-End

The Company’s quarterly periods end on November 30, February 28 and May 31 with August 31 being the Company’s fiscal year end.

Principles of Consolidation

These consolidated financial statements presented are those of SolarWindow Technologies, Inc. and its formerly active and wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd. All significant intercompany balances and transactions have been eliminated.

Cash and Highly Liquid Investments

Cash includes cash on hand and short-term investments with original maturities of three months or less from the date of purchase. The Company had $6,555,642 of cash as of August 31, 2025 held in the US and covered by up to $250,000 of FDIC insurance.

	August 31,
	2025	2024
Cash	$6,555,642	$1,249,446
Short-term investments	-	3,000,000
	$6,555,642	$4,249,446

Short-Term Investments

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with maturities of greater than three months but no more than twelve months are carried at cost, which approximates fair value and are recorded in the consolidated balance sheets in short-term investments. During the year ended August 31, 2025 and 2024, $3,000,000 and $6,500,000 of time deposits matured. During the year ended August 31, 2025 and 2024, the Company received $130,304 and $317,394, respectively, of earned interest on its time deposits. During the years ended August 31, 2025 and 2024, the Company recognized $75,092 and $223,021 of interest income related to short-term investments, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model (the “Black-Scholes Model”) to determine the weighted-average fair value of options granted and recognizes the compensation expense of stock-based awards on a straight-line basis over the vesting period of the award. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

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

Segment Reporting

The Company manages its business on a consolidated basis and operates in one reportable segment, which is the development and application of solar generating capability to various materials.

The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as chief operating decision maker (the “CODM”) in assessing business performance.

The CODM assesses operating performance and makes resource allocation decisions primarily based on net loss, cash on-hand and cash flows utilizing the Company’s product development timelines and cash balances as key inputs to resource allocation.

Significant expenses within loss from operations, as well as within net loss, include cost of research and development, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations. Other segment items within net income include other income and other expense, net.

The accounting policies of the segment are the same as those described in this Note 2. Significant Accounting Policies. The measure of segment assets is reported on the balance sheets as total assets.

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Years Ended August 31,
	2025	2024
Stock options	5,245,000	5,433,000
Warrants	29,247,313	16,666,667
	34,492,313	22,099,667

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the year ended August 31, 2024, the Company recognized comprehensive income of $1,457, which was entirely from foreign currency translation. During the fourth quarter of 2025, the Company disposed of the Korean Subsidiary, as a result, the Company recognized a $76,702 loss related to the balance of accumulated other comprehensive loss which was also entirely from foreign currency translation.

As of and for the years ended August 31, 2025 and 2024, the Company used the following exchange rates.

	Approximate weighted		Approximate weighted
	average exchange rate		average exchange rate
	For the year ended	Exchange rate at	For the year ended
Currency	August 31, 2025	August 31, 2024	August 31, 2024
Korean Won	1,378.13	1,335,70	1,344.84

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

Recent accounting pronouncements not yet adopted

None.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, which means that it will be effective for the Company’s annual periods beginning September 1, 2024, and its interim periods beginning September 1, 2025. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU 2023-07 and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures.

NOTE 3 – Discontinued Operations

On January 13, 2023, the Board determined that it is in the best interests of the Company to discontinue operations in South Korea and to dissolve the Korean Subsidiary. The Company has worked to dispose the Korean Subsidiary other than by sale in accordance with Accounting Standards Codification (“ASC”) 360-10-45-15, Long-Lived Assets to Be Disposed of Other Than by Sale. Effective October 28, 2025, the Korean Subsidiary was officially discontinued.

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

The following table summarizes the significant items included in income from discontinued operations, net of tax in the Consolidated Statement of Operations and Comprehensive Loss for the years ended August 31, 2025 and 2024:

	Years Ended August 31,
	2025	2024
Operating expenses
Selling, general and administrative	$34,934	$7,949
Research and development	-	-
Total operating expenses	34,934	7,949

Other income (expense)
Gain on termination of liabilities	65,756	-
Discontinued operations	(76,702)
Net loss from discontinued operations	$(45,880)	(7,949)

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of August 31, 2024:

August 31, 2024
Current assets:
Prepaid expenses and other current assets	$13,489
Total current assets	13,489
Total assets	$13,489

Current liabilities:
Accounts payable and accrued expenses	$122,470
Total current liabilities	$122,470

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for all periods presented.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes the following items:

	August 31,
	2025	2024
Prepaid expenses	$6,250	$8,000
Prepaid insurance premium (a)	9,586	9,612
Interest income receivable (b)	-	55,212
Equipment deposit refund receivable (c)	-	608,705
Total	$15,836	$681,529

(a)	Relates to prepaid premium on the Company’s Directors and Officers liability insurance
(b)	Relates to interest receivable in short term deposits as described above under NOTE 2 – Summary of Significant Accounting Policies, “Cash and Highly Liquid Investments.”
(c)	For additional information, see NOTE 5 – Property and Equipment

NOTE 5 – Property and Equipment

Property and equipment consists of the following:

	August 31,
	2025	2024	Increase
Computers, office equipment and software	$25,525	$16,051	$9,474
Equipment	161,866	133,653	28,213
Total property and equipment	187,391	149,704	37,687
Accumulated depreciation	(144,302)	(136,246)	8,056
Property and equipment, net	$43,089	$13,458	$29,631

During the year ended August 31, 2025 and 2024, the Company purchased $37,687 and $1,949 of property and equipment, respectively. During the years ended August 31, 2025 and 2024, the Company recognized straight-line depreciation expense of $8,056 and $11,118, respectively.

The Company made deposits for in-process equipment in prior years that totaled $1,292,655 (the “Equipment Deposit”) towards the purchase of manufacturing equipment. In fiscal 2024, the Company decided to pursue other similar equipment. As a result, the Company reclassified the unused portion of the Equipment Deposit ($608,705) to current assets and received the return of those funds during fiscal 2025.

NOTE 6 – Common Stock and Warrants

Common Stock

At August 31, 2025, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 65,779,045 shares outstanding.

The Company does not currently have an equity compensation plan. The Company’s prior 2006 Incentive Stock Option Plan expired on March 17, 2023.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The Series T Warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of August 31, 2025 and 2024 is as follows:

	Shares of Common Stock
	Issuable from Warrants		Weighted
	Outstanding as of		Average
	August 31,		Exercise
Description	2025	2024	Price	Date of Issuance	Expiration
Series T Warrants	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029
Series U Warrants	4,516,130	-	$0.47	June 16, 2025	June 16, 2028
Series U-OS Warrants	8,064,516	-	$0.47	June 16, 2025	June 16, 2028
Total	29,247,313	16,666,667

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

June 2025 Private Placement

In March 2025, the Company initiated, and on June 16, 2025 closed, a self-directed offering of 12,580,645 units at a price of $0.31 per unit for $3,900,000 in aggregate proceeds (the “June 2025 Private Placement”). The unit price was based on the average of the closing price of the Company's common stock as reported on OTC Pink for the 20 trading days ending March 13, 2025. Each unit consisted of one (1) share of common stock and one (1) Series U Stock Purchase Warrant (each, a “Series U Warrant”) to purchase one (1) share of common stock at an exercise price of $0.47 per share through June 16, 2028. The closing of the transactions contemplated by the subscription agreements occurred on June 16, 2025.

The relative fair value of the common stock was estimated to be $1,950,000. The relative fair value of the Series U Warrants was estimated to also be $1,950,000 as determined based on the relative fair value allocation of the proceeds received. The Series U Warrants were valued using the Black-Scholes option pricing model using the following variables: market price of common stock - $0.26 per share; estimated volatility – 432.84%; 3-year risk free interest rate – 3.90%; expected dividend rate - 0% and expected life - 3 years.

NOTE 7 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimated the grant date fair value of stock options using a Black-Scholes valuation model using the following weighted-average assumptions:

Years Ended August 31,
	2025	2024
Expected dividend yield	-	-
Expected stock price volatility	-	332% - 452%
Risk-free interest rate	-	4.46% - 4.60%
Expected term (in years)(simplified method)	-	2.5 – 3.0
Exercise price	-	$0.33 - $4.87
Weighted-average grant date fair-value	-	$0.43

A summary of the Company’s stock option activity for the years ended August 31, 2025 and 2024 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at August 31, 2023	4,207,400	3.04
Grants	1,250,000	0.33
Forfeitures and cancellations	(24,400)	3.54
Outstanding at August 31, 2024	5,433,000	2.41
Forfeitures	(188,000)	3.54
Outstanding at August 31, 2025	5,245,000	2.37	3.51	212,500
Exercisable at August 31, 2025	5,245,000	2.37	3.51	212,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on August 31, 2025. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.50 on August 31, 2025 and 1,250,000 outstanding options have an exercise price below $0.50 per share, as of August 31, 2025, there is $212,500 of intrinsic value to the Company’s vested stock options.

Year Ended August 31, 2025

Forfeitures and cancellations – These totaled 188,000 and includes 152,000 options held by officers and directors that expired unexercised.

Year Ended August 31, 2024

Modification – On February 5, 2024, the Board granted replacement options with a five (5) year life in amounts equal to and on substantially the same terms as certain previous grants totaling 3,623,000 options, including 1) 90,000 options with a strike price of $4.87; 2) 1,033,000 options with a strike price of $3.54; and 3) 2,500,000 options with a strike price of $2.60 (collectively, the “New Grant”). The New Grant was issued to replace grants issued in prior years (the "Old Grant"), and extend their expiration by five (5) years, as additional consideration for the September 1, 2023 Consulting Agreement entered into between the Company, Vector Asset Management, Inc., and Jatinder S. Bhogal. The exercise price of the New Grant is identical to the Old Grant. The intent of the Company was to reinstate and extend the Old Grant. However, because the 2006 Stock Plan expired, in order to extend the Old Grant, the Company needed to issue the New Grant. The Company accounted for the New Grant as a modification based on the substance of the issuance. The difference in the fair value, as calculated using the Black-Scholes Model, was $26,750 which was recorded to selling, general and administrative expense.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations and Comprehensive Loss for the years ended August 31, 2025 and 2024:

	Years Ended August 31,
Stock compensation expense:	2025	2024
Selling, general and administrative	$103,125	$401,405
Research and development	-	2,115
Total	$103,125	$403,520

As of August 31, 2025, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at August 31, 2025:

	Stock Options Outstanding			Stock Options Exercisable
				Number	Weighted
	Number of			of Shares	Average
	Shares	Weighted	Weighted	Subject	Remaining	Weighted
Range of	Subject to	Average	Average	To	Contractual	Average
Exercise	Outstanding	Contractual	Exercise	Options	Life	Exercise
Prices	Options	Life (years)	Price ($)	Exercise	(Years)	Price ($)
0.33	1,250,000	3.61	0.33	1,250,000	3.61	0.33
2.32	153,000	4.11	2.32	153,000	4.11	2.32
2.60	2,500,000	3.44	2.60	2,500,000	3.44	2.60
3.42	50,000	1.13	3.42	50,000	1.13	3.42
3.46	35,000	0.35	3.46	35,000	0.35	3.46
3.54	1,037,000	3.42	3.54	1,037,000	3.42	3.54
4.87	110,000	3.22	4.87	110,000	3.22	4.87
6.21	110,000	6.16	6.21	110,000	6.16	6.21
Total	5,245,000	3.51	2.37	5,245,000	3.51	2

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since 2005. Currently, Mr. Sierchio, as principal of Sierchio Law, LLP, serves as the Company’s general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services billed by Sierchio Law, LLP totaled $261,218 and $263,403 for the years ended August 31, 2025 and 2024, respectively. As of August 31, 2025, the Company recognized a related party payable to Sierchio Law, LLP of $54,625, including $52,125 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2025. As of August 31, 2024, the Company recognized a related party payable to Sierchio Law, LLP of $40,225, including $37,725 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2024.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Income Taxes

Provision for Income Taxes

The components of loss before income taxes follows:

	Years Ended August 31,
	2025	2024
United States	$(2,232,914)	$(3,081,050)
Foreign	(24,365)	(25,635)
Loss before income taxes	$(2,257,279)	$(3,055,415)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at August 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$9,628,736	$9,097,398
Capitalized research and development	762,199	852,600
Stock based compensation	2,635,276	2,613,620
Gross deferred tax assets	13,026,211	12,563,618
Less: valuation allowance	(13,024,656)	(12,562,789)
Total deferred tax assets	$1,555	$829

Deferred tax liabilities:
Depreciation	$(1,555)	$(829)
Gross deferred tax liabilities	(1,555)	(829)
Net deferred taxes	$-	$-

The net increase in the valuation allowance for deferred tax assets was $461,867 and $600,364 for the year ended August 31, 2025 and 2024, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has U.S. federal net operating loss carry forwards at August 31, 2025 available to offset future federal taxable income, if any, of $44,135,235, which will begin to expire in 2025. $24,263,748 of the U.S. federal net operating losses will expire through 2037 and $19,871,487 have an indefinite life. These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company also has foreign net operating losses of $1,501,406 as of August 31, 2025, which will begin to expire in 2035.

The effects of state income taxes were insignificant for the years ended August 31, 2025 and 2024.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 21% for the year ended August 31, 2025 and 2024:

	2025	2024
Income tax benefit at statutory rate	$474,029	$641,637
Foreign rate differential	731	(769)
Permanent differences	(1,155)	(5,454)
Stock options	-	(21,656)
Other	(11,738)	(13,394)
Change in valuation allowance	(461,867)	(600,364)
Total	$-	$-

The fiscal years 2023 through 2025 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

The Company does not have any uncertain tax positions at August 31, 2025 and 2024 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended August 31, 2025 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this annual report.