Form 10-Q
period 2025-11-30
SolarWindow Technologies, Inc.
filed 2026-01-09
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,779,045 shares of common stock, par value $0.001, were outstanding on January 8, 2026.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2025	2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$5,898,000	$6,555,642
Deferred research and development costs	44,619	30,687
Prepaid expenses and other current assets	113,182	15,836
Total current assets	6,055,801	6,602,165
Property and Equipment, net	69,054	43,089
Total assets	$6,124,855	$6,645,254

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$205,984	$114,309
Related party payables	38,550	79,866
Total current liabilities	244,534	194,175
Total liabilities	244,534	194,175

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized, 65,779,045 shares issued and outstanding at November 30, 2025 and August 31, 2025	65,779	65,779
Additional paid-in capital	87,475,862	87,475,862
Accumulated deficit	(81,661,320)	(81,090,562)
Total stockholders' equity	5,880,321	6,451,079
Total liabilities and stockholders' equity	$6,124,855	$6,645,254

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended November 30,
	2025	2024

Revenue	$—	$—

Operating expenses:
Selling, general and administrative	464,338	457,952
Research and development	148,851	137,179
Total operating expenses	613,189	595,131
Loss from operations	(613,189)	(595,131)

Other income:
Interest income	42,431	44,039
Total other income	42,431	44,039
Net loss from continuing operations	(570,758)	(551,092)
Net loss from discontinued operations	—	(971)
Net loss attributable to common stockholders	(570,758)	(552,063)
Other comprehensive income loss:
Foreign currency translation gain	—	2,301
Comprehensive (loss) attributable to common stockholders’	$(570,758)	$(549,762)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	65,779,045	53,198,399

SOLARWINDOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock			Accumulated
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, August 31, 2025	65,779,045	$65,779	$87,475,862	$—	$(81,090,562)	$6,451,079
Net loss	—	—	—	—	(570,758)	(570,758)
Balance, November 30, 2025	65,779,045	$65,779	$87,475,862	$—	$(81,661,320)	$5,880,321

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024

Balance, August 31, 2024	53,198,399	$53,198	$83,538,904	$(76,702)	$(78,833,284)	$4,682,116
Stock based compensation due to common stock purchase options	—	—	51,563	—	—	51,563
Foreign currency translation adjustment	—	—	—	2,301	—	2,301
Net loss	—	—	—	—	(552,063)	(552,063)
Balance, November 30, 2024	53,198,399	$53,198	$83,590,467	$(74,401)	$(79,385,347)	$4,183,917

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended November 30,
	2025	2024
Cash flows from operating activities
Net loss from continuing operations	$(570,758)	$(552,063)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,899	1,645
Stock based compensation expense	—	51,563
Changes in operating assets and liabilities:
Deferred research and development costs	(13,932)	3,565
Prepaid expenses and other assets	(97,346)	(74,042)
Accounts payable and accrued expenses	91,675	(3,860)
Related party payable	(41,316)	45,625
Net cash used in operating activities	(627,778)	(527,567)

Cash flows from investing activities
Capital expenditures	(29,864)	—
Net cash used in investing activities	(29,864)	—
Net decrease in cash and cash equivalents	(657,642)	(527,567)
Cash and cash equivalents at beginning of period	6,555,642	1,249,446
Cash and cash equivalents at end of period	$5,898,000	$721,879

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of November 30, 2025, the Company had $5,898,000 of cash on hand, and working capital of $5,811,267. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to commercialize its electricity generating coatings and application methodology. The Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of November 30, 2025, and for the three months ended November 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on November 13, 2025.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of November 30, 2025, results of operations, stockholders’ equity and cash flows for the three months ended November 30, 2025 and 2024. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

These consolidated financial statements presented are those of the Company and, for the prior year ended November 30, 2024, include $971 of loss from its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd., which entities have been dissolved as of the beginning of fiscal 2026. All significant intercompany balances and transactions have been eliminated.

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Condensed Consolidated Financial Statements” in the Annual Report.

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s first quarter in fiscal 2026 and 2025 ended on November 30, 2025 and November 30, 2024, respectively.

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	For the Three Months Ended November 30,
	2025	2024
Stock options	5,241,000	5,433,000
Warrants	29,247,313	16,666,667
	34,488,313	22,099,667

Accounting Pronouncements

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our unaudited condensed financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means ASU 2023-07 is effective for our annual periods beginning September 1, 2024, and our interim periods beginning September 1, 2025, or our current fiscal year which begins on September 1, 2025. The Company adopted the ASU 2023-07 and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the annual income tax disclosures for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual reporting periods beginning September 1, 2026, with early adoption permitted. The Company is currently assessing the impact of this guidance on its disclosures.

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	November 30,	August 31,
	2025	2025
Computers, office equipment and software	$26,779	$25,525
Equipment	190,475	161,866
Total property and equipment	217,254	187,391
Accumulated depreciation	(148,200)	(144,302)
Property and equipment, net	$69,054	$43,089

During the three months ended November 30, 2025 and 2024, the Company recognized straight-line depreciation expense of $3,899 and $1,645, respectively.

NOTE 4 – Common Stock and Warrants

Common Stock

At November 30, 2025, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 65,779,045 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The Series T Warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of November 30, 2025 and August 31, 2025:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	November 30,	August 31,	Weighted Average
Description	2025	2025	Exercise Price	Date of Issuance	Expiration
Series T Warrants	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029
Series U Warrants	4,516,130	4,516,130	$0.47	June 16, 2025	June 16, 2028
Series U-OS Warrants	8,064,516	8,064,516	$0.47	June 16, 2025	June 16, 2028
Total	29,247,313	29,247,313

NOTE 5 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. No stock options were granted during the three months ended November 30, 2025 and 2024. A summary of the Company’s stock option activity for the three months ended November 30, 2025 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at November 30, 2025	5,241,000	2.37	3.27 years	237,500
Exercisable at November 30, 2025	5,241,000	2.37	3.27 years	237,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on November 30, 2025. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.52 on November 30, 2025 and 1,250,000 outstanding options have an exercise price below $0.52 per share, as of November 30, 2025, there is $237,500 of intrinsic value to the Company’s vested stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three months ended November 30, 2025 and 2024:

	Three Months Ended November 30,
	2025	2024
Stock compensation expense:
Selling, general and administrative	$—	$51,563
Total	$—	$51,563

The following table summarizes information about stock options outstanding and exercisable at November 30, 2025:

	Stock Options Outstanding			Stock Options Exercisable
Range of	Number of Shares	Weighted Average	Weighted Average	Number of Shares Subject	Weighted Average Remaining	Weighted Average
Exercise	Subject to	Contractual	Exercise	To Options	Contractual	Exercise
Prices	Outstanding Options	Life (years)	Price ($)	Exercise	Life (Years)	Price ($)
0.33	1,250,000	3.36	0.33	1,250,000	3.36	0.33
2.32	153,000	3.86	2.32	153,000	3.86	2.32
2.60	2,500,000	3.19	2.60	2,500,000	3.19	2.60
3.42	50,000	0.88	3.42	50,000	0.88	3.42
3.46	35,000	0.10	3.46	35,000	0.10	3.46
3.54	1,033,000	3.19	3.54	1,033,000	3.19	3.54
4.87	110,000	2.97	4.87	110,000	2.97	4.87
6.21	110,000	5.91	6.21	110,000	5.91	6.21
Total	5,241,000	3.27	2.37	5,241,000	3.27	2.37

NOTE 6 - Transactions with Related Persons

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since 2005. Currently, Mr. Sierchio, as principal of Sierchio Law, LLP, serves as the Company’s general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services billed by Sierchio Law, LLP totaled $74,400 and $61,700 for the three months ended November 30, 2025 and 2024, respectively. As of November 30, 2025, the Company recognized a related party payable to Sierchio Law, LLP of $26,050, including $23,550 related to legal services and $2,500 related to the quarterly board fee for the three months ended November 30, 2025. As of August 31, 2025, the Company recognized a related party payable to Sierchio Law, LLP of $54,625, including $52,125 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2025.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 7. Segment Reporting

The Company manages its business on a consolidated basis and operates in one reportable segment, which is the development and application of solar generating capability to various materials. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as chief operating decision maker (the “CODM”) in assessing business performance and deciding how to allocate resources on a consolidated basis.

The CODM assesses operating performance and makes resource allocation decisions primarily based on net loss, cash on-hand and cash flows utilizing the Company’s product development timelines and cash balances as key inputs to resource allocation. The measure of segment assets is reported on the balance sheets as total assets.

Significant expenses within loss from operations, as well as within net loss, include cost of research and development, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations. Other segment items within net income include other income and other expense.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended November 30, 2025 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

We have overcome major technical challenges and achieved many important milestones resulting in an expansion of the potential applications of LiquidElectricity® Coatings which span multiple industries, including architectural, automotive, agrivoltaic, aerospace, commercial transportation and marine. Our LiquidElectricity® Coatings are under development with support from commercial contract firms and at the U.S. Department of Energy’s National Laboratory of the Rockies (NLR), forerly known as National Renewable Energy Laboratory (NREL), through Cooperative Research and Development Agreements.

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

We cannot accurately predict the amount of funding, or the time required to successfully commercialize or fabricate SolarWindow® products. The actual cost and time required to commercialize our SolarWindow® technology may vary significantly depending on, among other things, the results of our product development efforts; the cost of developing, acquiring, or licensing various enabling equipment and technologies; changes in the focus and direction of our business or product development plans; competitive and technological advances; the cost of patent filing, prosecuting, defending and enforcing claims; demonstrating compliance with regulations and standards; and manufacturing, marketing and other costs that may be associated with product fabrication. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business and/or product development plans.

As of November 30, 2025, we had working capital of $5,811,267 and cash of $5,898,000. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Annual Report on Form 10-K.

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

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, the Company and the Alliance for Sustainable Energy (“ASE”), the operator of the National Laboratory of the Rockies (“NLR”), formerly known as National Renewable Energy Laboratories (“NREL”) under its U.S. Department of Energy contract, entered into a Cooperative Research and Development Agreement (“CRADA”) to advance the commercial development of our technology, and on March 6, 2013, the Company and ASE entered into Phase II of the CRADA (collectively, the “NLR CRADA”). Under terms of the NLR CRADA, NLR researchers make use of our exclusive intellectual property (“IP”), newly developed IP, and NLR’s background IP in order to work towards specific product development goals established by the Company. Under the terms of the NLR CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications. Beginning in 2013, under the NLR CRADA, researchers have and will continue to work to:

•	improve our technology efficiency and transparency;
•	optimize electrical power (current and voltage) output;
•	optimize the application of the active layer coatings and application processes which make it possible for LiquidElectricity® Coatings to generate electricity on glass surfaces;
•	develop improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	optimize LiquidElectricity® Coating performance on both rigid and flexible substrates; and
•	develop high speed and large area roll-to-roll (R2R) and sheet-to-sheet coating application methods required for commercial-scale building integrated photovoltaic products and windows.

Over the course of our collaborative research and development efforts under the NLR CRADA, both parties have agreed to modifications to extend the period of performance. The current modification extends the period of performance to December 31, 2028. As of November 30, 2025, the Company had a capitalized asset balance of $44,619 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NLR CRADA.

Results of Operations

Three Months ended November 30, 2025, compared to the three months ended November 30, 2024

A summary of our operating expenses for the three months ended November 30, 2025, and 2024 follows:

			Fiscal 2026 compared to Fiscal 2025
	Three Months Ended November 30,		Change	Percentage
	2025	2024	($)	Change
Operating expenses:
Selling, general & administrative	$464,338	$406,389	$57,949	14%
Research and development	148,851	137,179	11,672	9%
Stock compensation	—	51,563	(51,563)	(100)%
Total Operating expense	$613,189	$595,131	$18,058	3%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the three months ended November 30, 2025 compared to the three months ended November 30, 2024, SG&A costs increased $57,949 primarily due to increased travel and professional fees.

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended November 30, 2025, compared to the three months ended November 30, 2024, R&D costs increased primarily as a result of an increase in personnel and CRADA costs.

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased to zero during the three months ended November 30, 2025 compared to the three months ended November 30, 2024 due to full vesting of all outstanding grants.

Net loss from continuing operations

Consolidated net loss from continuing operations increased $19,666 to $570,758 for the three months ended November 30, 2024, as compared to a net loss of $551,092 for the three months ended November 30, 2024 due to higher SG&A and R&D costs offset by lower stock compensation expense.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional and R&D related fees and other administrative costs. Our principal sources of liquidity are cash and short-term investments. As of November 30, 2025, and August 31, 2025, the Company had cash of $5,898,000 and $6,555,642, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended November 30,
	2025	2024	Change
Net cash used in operating activities	$(627,778)	$(527,567)	$(100,211)
Net cash used in investing activities	(29,864)	—	(29,864)
Net decrease in cash and cash equivalents	$(657,642)	$(527,567)	$(130,075)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. Cash used in operating activities increased $100,211 during the three months ended November 30, 2025 compared to the three months ended November 30, 2024 due to higher cash outlays for personnel, R&D, travel, professional fees and changes in working capital.

Investing Activities – Investing used cash of $29,864 during the three months ended November 30, 2025 due to the purchase of coating equipment.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the three months ended November 30, 2025 and 2024.

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

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note–6 - Transactions With Related Persons” to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended November 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 13, 2025, for the year ended August 31, 2025, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2025.

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

SolarWindow Technologies, Inc.

By:	/S/ Amit Singh
Amit Singh
Chief Executive Officer
(Principal Executive Officer)
Date:	January 9, 2026

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
By:	January 9, 2026

