Form 10-Q
period 2026-02-28
SolarWindow Technologies, Inc.
filed 2026-04-09
CIK 1071840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,779,045 shares of common stock, par value $0.001, were outstanding on April 9, 2026.

SOLARWINDOW TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2026

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOLARWINDOW TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2026	2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$5,391,821	$6,555,642
Deferred research and development costs	34,274	30,687
Prepaid expenses and other current assets	79,028	15,836
Total current assets	5,505,123	6,602,165
Property and Equipment, net	64,167	43,089
Total assets	5,569,290	$6,645,254

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$187,688	$114,309
Related party payables	90,701	79,866
Total current liabilities	278,389	194,175
Total liabilities	278,389	194,175

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.10 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized, 65,779,045 shares issued and outstanding at February 28, 2026 and August 31, 2025	65,779	65,779
Additional paid-in capital	87,475,862	87,475,862
Accumulated deficit	(82,250,740)	(81,090,562)
Total stockholders' equity	5,290,901	6,451,079
Total liabilities and stockholders' equity	$5,569,290	$6,645,254

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	453,311	495,692	917,648	953,644
Research and development	170,635	173,335	319,486	310,514
Total operating expenses	623,946	669,027	1,237,134	1,264,158
Loss from operations	(623,946)	(669,027)	(1,237,134)	(1,264,158)

Other income:
Interest income	34,526	38,983	76,958	83,022
Total other income	34,526	38,983	76,958	83,022
Net loss from continuing operations	(589,420)	(630,044)	(1,160,176)	(1,181,136)
Net loss from discontinued operations	-	(24,043)	-	(25,014)
Net loss attributable to common stockholders	(589,420)	(654,087)	(1,160,176)	(1,206,150)
Other comprehensive income (loss):
Foreign currency translation gain/(loss)	-	2,368	-	4,669
Comprehensive (loss) attributable to common stockholders’	(589,420)	$(651,719)	(1,160,176)	$(1,201,481)

Loss per Share from continuing operations basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss per Share from discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	65,779,045	53,198,399	65,779,045	53,198,399

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional	Accumulated Other		Total
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2026	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, August 31, 2025	65,779,045	$65,779	$87,475,862	$-	$(81,090,562)	$6,451,079
Net loss	-	-	-	-	(570,758)	(570,758)
Balance, November 30, 2025	65,779,045	65,779	87,475,862	-	(81,661,320)	5,880,321
Net Loss	-	-	-	-	(589,420)	(589,420)
Balance, February 28, 2026	65,779,045	$65,779	$87,475,862	$-	$(82,250,740)	$5,290,901

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2025
Balance, August 31, 2024	53,198,399	$53,198	$83,538,904	$(76,702)	$(78,833,284)	$4,682,116
Stock based compensation due to common stock purchase options	-	-	51,563	-	-	51,563
Foreign currency translation adjustment	-	-	-	2,301	-	2,301
Net loss	-	-	-	-	(552,063)	(552,063)
Balance, November 30, 2024	53,198,399	53,198	83,590,467	(74,401)	(79,385,347)	4,183,917
Stock based compensation due to common stock purchase options	-	-	51,562	-	-	51,562
Foreign currency translation adjustment	-	-	-	2,368	-	2,368
Net loss	-	-	-	-	(654,087)	(654,087)
Balance, February 28, 2025	53,198,399	$53,198	$83,642,029	$(72,033)	$(80,039,434)	$3,583,760

(The accompanying notes are an integral part of these consolidated financial statements)

SOLARWINDOW TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
	2026	2025
Cash flows from operating activities
Net loss from continuing operations	$(1,160,176)	$(1,181,136)
Net loss from discontinued operations	-	(25,014)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	8,786	3,146
Stock based compensation expense	-	103,125
Changes in operating assets and liabilities:
Deferred research and development costs	(3,587)	(18,039)
Prepaid expenses and other assets	(63,192)	624,233
Accounts payable and accrued expenses	73,377	4,402
Related party payable	10,835	37,357
Net cash used in operating activities	(1,133,957)	(451,926)

Cash flows from investing activities
Redemption of short-term investments	-	3,000,000
Capital expenditures	(29,864)	-
Net cash provided by investing activities	(29,864)	3,000,000
Net increase in cash and cash equivalents	(1,163,821)	2,548,074
Cash and cash equivalents at beginning of period	6,555,642	1,249,446
Cash and cash equivalents at end of period	$5,391,821	$3,797,520

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

Liquidity

The Company has not generated any revenue since inception and has sustained recurring losses and negative cash flows from operations since inception. We expect to incur losses as we continue to develop and further refine and promote our technologies and potential product applications. As of February 28, 2026, the Company had $5,392,000 of cash on hand, and working capital of $5,226,000. The Company believes that it currently has sufficient cash to meet its funding requirements over the next twelve months following the issuance of this Quarterly Report on Form 10-Q. However, the Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise additional capital to commercialize its electricity generating coatings and application methodology. The Company expects to seek to obtain that funding through financial or strategic investors. There can be no assurance as to the availability of such financings nor is it possible to determine at this time the terms and conditions upon which such financing and capital might be available.

NOTE 2 – Interim Statement Presentation

Basis of Presentation and Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company as of February 28, 2026, and for the three and six months ended February 28, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on November 13, 2025.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of February 28, 2026, results of operations, stockholders’ equity and cash flows for the three and six months ended February 28, 2026 and 2025. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

These consolidated financial statements presented are those of the Company. For the three and six months ended February 28, 2025, the Company recognized $24,043 and $25,014, respectively, of loss from its wholly owned subsidiaries, SolarWindow Asia (USA) Corp., and SolarWindow Asia Co. Ltd., which entities have been dissolved as of the beginning of fiscal 2026. All significant intercompany balances and transactions have been eliminated.

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

Fiscal quarter

The Company’s quarterly periods end on November 30, February 28, May 31, and August 31. The Company’s second quarter in fiscal 2026 and 2025 ended on February 28, 2026 and February 28, 2025, respectively.

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

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Stock options	5,206,000	5,433,000	5,206,000	5,433,000
Warrants	29,247,313	16,666,667	29,247,313	16,666,667
	34,453,313	22,099,667	34,453,313	22,099,667

Accounting Pronouncements

We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our unaudited condensed financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means ASU 2023-07 is effective for our annual periods beginning September 1, 2024, and our interim periods beginning September 1, 2025, or our current fiscal year which began on September 1, 2025. The Company adopted the ASU 2023-07 and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures.

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

NOTE 3 – Property and Equipment

Property and equipment consists of the following:

	February 28,	August 31,
	2026	2025
Computers, office equipment and software	$26,780	$25,525
R&D Equipment	190,475	161,866
Total property and equipment	217,254	187,391
Accumulated depreciation	(153,088)	(144,302)
Property and equipment, net	$64,167	$43,089

During the three months ended February 28, 2026 and 2025, the Company recognized straight-line depreciation expense of $4,888 and $1,501, respectively. During the six months ended February 28, 2026 and 2025, the Company recognized straight-line depreciation expense of $8,786 and $3,146, respectively.

NOTE 4 – Common Stock and Warrants

Common Stock

At February 28, 2026, the Company had 300,000,000 authorized shares of common stock with a par value of $0.001 per share, and 65,779,045 shares of common stock outstanding.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. The Series T Warrants may be exercised on a cashless basis. A summary of the Company’s warrants outstanding and exercisable as of February 28, 2026 and August 31, 2025:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	February 28, 2026	August 31, 2025	Exercise Price	Date of Issuance	Expiration
Series T Warrants	16,666,667	16,666,667	$1.70	November 26, 2018	November 26, 2029
Series U Warrants	4,516,130	4,516,130	$0.47	June 16, 2025	June 16, 2028
Series U-OS Warrants	8,064,516	8,064,516	$0.47	June 16, 2025	June 16, 2028
Total	29,247,313	29,247,313

NOTE 5 - Stock Options

The Company measures share-based compensation cost on the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the requisite service period for awards expected to vest. The Company estimates the grant date fair value of stock options using a Black-Scholes valuation model. No stock options were granted during the six months ended February 28, 2026 and 2025. A summary of the Company’s stock option activity for the six months ended February 28, 2026 and related information follows:

	Number of Shares Subject to Option Grants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at February 28, 2026	5,206,000	2.37	3.04	37,500
Exercisable at February 28, 2026	5,206,000	2.37	3.04	37,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period covered by this report and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all in-the-money option holders exercised their vested options on February 28, 2026. The intrinsic value of the option changes based upon the fair market value of the Company’s common stock. Since the closing stock price was $0.36 on February 28, 2026 and 1,250,000 outstanding options have an exercise price below $0.36 per share, as of February 28, 2026, there is $37,500 of intrinsic value to the Company’s vested stock options.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the three and six months ended February 28, 2026 and 2025:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Stock compensation expense:
Selling, general and administrative	$-	$51,562	$-	$103,125

The following table summarizes information about stock options outstanding and exercisable at February 28, 2026:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Outstanding Options	Weighted Average Contractual Life (years)	Weighted Average Exercise Price ($)	Number of Shares Subject To Options Exercise	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)
0.33	1,250,000	3.11	0.33	1,250,000	3.11	0.33
2.32	153,000	3.62	2.32	153,000	3.62	2.32
2.60	2,500,000	2.94	2.60	2,500,000	2.94	2.60
3.42	50,000	0.64	3.42	50,000	0.64	3.42
3.54	1,033,000	2.94	3.54	1,033,000	2.94	3.54
4.87	110,000	2.72	4.87	110,000	2.72	4.87
6.21	110,000	5.67	6.21	110,000	5.67	6.21
Total	5,206,000	3.04	2.37	5,206,000	3.04	2.37

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

Joseph Sierchio, one of the Company’s directors, has maintained his role as the Company’s general counsel since 2005. Currently, Mr. Sierchio, as principal of Sierchio Law, LLP, serves as the Company’s general counsel on an hourly basis at the rate of $750 per hour. Fees for legal services billed by Sierchio Law, LLP totaled approximately $68,425 and $75,000 for the three months ended February 28, 2026 and 2025, respectively, and $142,825 and $136,700 for the six months ended February 28, 2026 and 2025, respectively. As of February 28, 2026, the Company recognized a related party payable to Sierchio Law, LLP of $70,925, including $68,425 related to legal services and $2,500 related to the quarterly board fee for the three months ended February 28, 2026. As of August 31, 2025, the Company recognized a related party payable to Sierchio Law, LLP of $54,625, including $52,125 related to legal services and $2,500 related to the quarterly board fee for the three months ended August 31, 2025.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 9 – Subsequent Events

Management has reviewed material events subsequent of the period ended February 28, 2026 and through the date of filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. In managements opinion, no material subsequent events have occurred as of the date of this quarterly report.

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

As of February 28, 2026, we had working capital of $5,226,000 and cash of $5,392,000. Based upon current and near-term anticipated level of operations and expenditures, we believe that cash on hand should be sufficient to enable us to continue operations over the next twelve months following the issuance of this Quarterly Report on Form 10-Q.

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

Stevenson-Wydler Cooperative Research and Development Agreement with the Alliance for Sustainable Energy

On March 18, 2011, the Company and the Alliance for Sustainable Energy (“ASE”), the operator of the National Laboratory of the Rockies (“NLR”), formerly known as National Renewable Energy Laboratories (“NREL”) under its U.S. Department of Energy contract, entered into a Cooperative Research and Development Agreement (“CRADA”) to advance the commercial development of our technology, and on March 6, 2013, the Company and ASE entered into Phase II of the CRADA (collectively, the “NREL CRADA”). Under terms of the NREL CRADA, NREL researchers make use of our exclusive intellectual property (“IP”), newly developed IP, and NREL’s background IP in order to work towards specific product development goals established by the Company. Under the terms of the NREL CRADA, we agreed to reimburse Alliance for Sustainable Energy for filing fees associated with all documented, out-of-pocket costs directly related to patent application preparation and filings, and maintenance of the patent applications. Beginning in 2013, under the NREL CRADA, researchers have and will continue to work to:

•	improve our technology efficiency and transparency;
•	optimize electrical power (current and voltage) output;
•	optimize the application of the active layer coatings and application processes which make it possible for LiquidElectricity® Coatings to generate electricity on glass surfaces;
•	develop improved electricity-generating coatings by enhancing performance, processing, reliability, and durability;
•	optimize LiquidElectricity® Coating performance on flexible substrates; and
•	develop high speed and large area roll-to-roll (R2R) and sheet-to-sheet coating application methods required for commercial-scale building integrated photovoltaic products and windows.

Over the course of our collaborative research and development efforts under the NREL CRADA, both parties have agreed to modifications to extend the period of performance. The current modification extends the period of performance to December 31, 2028. As of February 28, 2026, the Company had a capitalized asset balance of $34,274 related to deferred research and development costs for advances to Alliance for Sustainable Energy for work to be performed under the NREL CRADA.

Results of Operations

Three and six months ended February 28, 2026, compared to the three and six months ended February 28, 2025

A summary of our operating expenses for the three and six months ended February 28, 2026, and 2025 follows:

			2026 compared to 2025
	Three Months Ended February 28,		Increase /	Percentage
	2026	2025	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$453,311	$444,130	$9,181	-2%
Research and development	170,635	173,335	(2,700)	-2%
Stock compensation	-	51,562	(51,562)	-100%
Total Operating expenses	$623,946	$669,027	$(45,081)	-7%

			2026 compared to 2025
	Six Months Ended February 28,		Increase /	Percentage
	2026	2025	(Decrease)	Change
Operating expenses:
Selling, general & administrative	$917,648	$850,519	$67,129	8%
Research and development	319,486	310,514	8,972	3%
Stock compensation	-	103,125	(103,125)	-100%
Total Operating expense	$1,237,134	$1,264,158	$(27,024)	-2%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures incurred other than research and development related costs, including costs related to personnel, professional fees, travel, public company costs, insurance, and other office related costs. During the three months ended February 28, 2026 compared to the three months ended February 28, 2025, SG&A remained flat. During the six months ended February 28, 2026, compared to the six months ended February 28, 2025, SG&A costs increased by $67,129 primarily due to higher personnel costs ($21,000), travel costs ($16,000), professional fees ($9,000), and other SG&A costs ($16,000).

Research and Product Development

Research and Development (“R&D”) costs represent costs incurred to develop our SolarWindow® technology and are incurred pursuant to our research agreements and agreements with other third-party providers and certain internal R&D cost allocations. Payments under these agreements include salaries and benefits for R&D personnel, allocated overhead, contract services and other costs. R&D costs are expensed when incurred, except for non-refundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the three months ended February 28, 2026, compared to the three months ended February 28, 2025, R&D costs remained flat. During the six months ended February 28, 2026 compared to the six months ended February 28, 2025, R&D costs increased primarily as a result of an increase in NREL and consultant costs ($21,000) and asset depreciation ($4,000) offset by lower R&D supplies costs ($16,000).

Stock Based Compensation

The Company grants stock options to its directors, employees and consultants. Stock compensation represents the expense associated with the amortization of our stock options. Expense associated with equity-based transactions is calculated and expensed in our financial statements as required pursuant to various accounting rules and is non-cash in nature. Stock based compensation expense decreased to zero during the three and six months ended February 28, 2026 compared to the three months ended February 28, 2025 due to full vesting of all outstanding grants.

Net loss from continuing operations

Consolidated net loss from continuing operations decreased $40,624 to $589,420 for the three months ended February 28, 2026, as compared to a net loss from continuing operations of $630,044 for the three months ended February 28, 2025. Consolidated net loss from continuing operations decreased $20,960 to $1,160,176 for the six months ended February 28, 2026, as compared to a net loss from continuing operations of $1,181,136 for the six months ended February 28, 2025. The decrease for the three-and six-month periods is primarily due to lower stock based compensation offset by higher costs related to R&D, personnel, travel and other SG&A costs.

Liquidity and Capital Resources

Our primary cash needs are for personnel, professional, R&D related fees and other administrative costs. Our principal source of liquidity is cash. As of February 28, 2026 and August 31, 2025, the Company had cash of $5,392,000 and $6,556,000, respectively. We have financed our operations primarily from the sale of equity and debt securities.

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended February 28,		2026 compared
	2026	2025	to 2025
Net cash used in operating activities	$(1,133,957)	$(451,926)	$(682,031)
Net cash provided by (used in) investing activities	(29,864)	3,000,000	(3,029,864)
Net increase (decrease) in cash and cash equivalents	$(1,163,821)	$2,548,074	$(3,711,895)

Operating Activities - Operating activities consist of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation expense, and the effect of changes in working capital. The amount of cash used during the six months ended February 28, 2026 compared to cash used during the six months ended February 28, 2025 increased $682,031 due primarily to the absence in the current year of the receipt of $608,000 related to the refund of an equipment deposit and $74,000 primarily related to higher operating costs for personnel, R&D, travel, and changes in working capital.

Indebtedness

None.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements for the three and six months ended February 28, 2026 and 2025.

Recently Issued Accounting Standards

For more information regarding recent accounting standards and their impact to our results of operations and financial position, see “Note 2- Summary of Significant Accounting Policies” to our Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Quarterly Report on Form 10-Q for the three months ended February 28, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Acting Principal Executive Officer and Principal Financial Officer (“Management”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of February 28, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended February 28, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SolarWindow Technologies, Inc.

By:	/S/Amit Singh
Amit Singh
Chief Executive Officer
(Principal Executive Officer)
Date:	April 9, 2026

By:	/S/ Justin Frere
Justin Frere, CPA
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	April 9, 2026